Form 10KSB
HABERSHAM BANCORP
filed 1995-03-24
CIK 754597

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D. C. 20549

                                 FORM 10-KSB

             x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
          -----  SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]
           For the fiscal year ended December 31, 1994.

                 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE ----- SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from       to
                                         -----    -------------------

                        Commission file number 0-13153


                              HABERSHAM BANCORP
---------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Georgia                                      58-1563165
----------------------------                        ----------------
(State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                   Identification Number)


Highway 441 North, P. O. Box 1980, Cornelia, Georgia           30531
---------------------------------------------------------------------------
     (Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code:   (706) 778-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:
                  None.
                  -----
Securities registered pursuant to Section 12(g) of the Exchange Act:
                  Common Stock, $2.50 par value.
                  ------------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x  No
    ----    ----
Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
                   --------

Exhibit index on page 22                           Page 1 of 62 pages

State the issuer's revenues for its most recent fiscal year:  $13,641,792

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days:


253,637 Shares of Common Stock, $2.50 par value--$10,906,391 as of December 31, 1994 (based upon approximate market value of $43/share).

State the number of shares outstanding of each of the issuer's classes of common equity stock, as of December 31, 1994, covered by this report.

Common Stock, $2.50 par value--334,651 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1994 (the "Annual Report") are incorporated by reference into Part II.

(2) Portions of the Company's Proxy Statement relating to the 1995 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.

                                    PART I
Item 1.  BUSINESS.
                           Business of the Company

   Habersham Bancorp (the "Company"), a Georgia corporation, was organized on March 9, 1984. Effective December 31, 1984, the Company acquired all of the outstanding shares of common stock, of Habersham Bank (the "Bank"). As a result of this transaction, the former shareholders of the Bank became the shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company. Another wholly-owned subsidiary of the Company, The Advantage Group, Inc., was organized on April 7, 1987. Currently, the primary business of the Company is the same as that of the Bank and The Advantage Group, Inc.

   The Company has entered into an Agreement and Plan of Merger dated January 16, 1995 (the "Merger Agreement") with Security Bancorp, Inc. ("Security") pursuant to which Security will merge with and into the Company (the "Merger") and each outstanding share of Security Common Stock (excluding shares held by Security, Habersham or their subsidiaries or by shareholders who perfect their dissenters' rights) will be converted into the right to receive, at the election of each shareholder, either shares of Habersham Common Stock or cash. The total value of the consideration to be in the Merger will be $9,022,048, which represents 1.5 times the aggregate Book Value, as defined in the Merger Agreement, of the Security Common Stock at December 31, 1994. Management anticipates that if the Merger Agreement is approved by the shareholders of Security and all of the other conditions to the consummation of the Merger are met, the Merger will be completed in June 1995.

                             Business of the Bank

    Habersham Bank is a financial institution which was organized under the laws of the State of Georgia in 1904. The Bank operates a full-service commercial banking business based in Habersham County, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities and individual retirement accounts. It also makes secured and unsecured loans and provides other financial services to its customers. The Bank has a full-time trust officer on staff and offers a full spectrum of trust services, including trust administration, asset management services, estate and will probate and administration, and other services in the area of personal trusts.

                    Business of The Advantage Group, Inc.

    The Advantage Group, Inc. was organized as a wholly-owned nonbank subsidiary of the Company in 1987. During 1994, The Advantage Group, Inc. engaged in the development and marketing of personal computer software and provided data processing services and management consulting advice to depository institutions. Habersham Bank is now the primary provider of such services, and The Advantage Group, Inc., administers the Company's Kids' Advantage banking program and continues to market and develop certain personal computer software and services.

                                 Competition

    The banking industry is highly competitive. The Bank's primary market area consists of Habersham County, Georgia, which has a population of approximately 27,621. The Bank competes for all types of loans, deposits and other financial services with four other commercial banks located in Habersham County, Georgia. As of December 31, 1994, the Bank was the largest of the commercial banks located in the County based upon total assets.

    The Bank also competes with other financial institutions in Habersham County and with commercial banks, savings and loan associations and other financial institutions located outside of Habersham County. To a lesser extent, the Bank competes for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies.

     The Company, The Bank, and The Advantage Group, Inc. compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, leasing companies, insurance companies, companies providing data processing services and companies providing bank consulting services.

    Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions and competition from unregulated entities, has resulted in the elimination of many traditional distinctions between commercial banks, thrift institutions and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.

                                  Employees

    The three officers of the Company, who are also officers of the Bank, do not receive compensation from the Bank in addition to their compensation from the Company.

      As of December 31, 1994, the Bank had 91 full-time equivalent employees. The Bank is not a party to any collective bargaining agreement, and, in the opinion of management, the Bank enjoys satisfactory relations with its employees.

                          Supervision and Regulation


                       Bank Holding Company Regulation

General

    The Company is a registered holding company under the Bank Holding Company Act of 1956, as amended (the "Federal Bank Holding Company Act"), and the Georgia Bank Holding Company Act (the "Georgia Bank Holding Company Act") and is regulated under such acts by the Board of Governors of the Federal Reserve System (the "Federal Reserve") and by the Georgia Department of Banking and Finance (the "Georgia Department"), respectively.

    As a bank holding company, the Company is required to file an annual report with the Federal Reserve and the Georgia Department and such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company with the Federal Reserve and the Georgia Department to determine whether the institution is in compliance with both Bank Holding Company Acts and the regulations promulgated thereunder.

    The Federal Bank Holding Company Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. The Federal Reserve is prohibited, however, from approving the acquisition by the Company of the voting shares of, or substantially all the assets of, any bank located outside Georgia, unless such acquisition is specifically authorized by the laws of the state in which the bank is located. Acquisition of any additional banks would require prior approval from both the Federal Reserve and the Georgia Department. Under current Georgia law, a holding company is authorized to acquire ownership or control of additional banks in Georgia, Alabama, the District of Columbia, Florida, Kentucky, Louisiana, Maryland, Mississippi, North Carolina, South Carolina, Tennessee and Virginia (collectively, the "Southeastern Compact"), provided such states enact reciprocal legislation and 80% of the deposits of the holding company are maintained in this region. As of December 31, 1994, reciprocal legislation was in effect in all of the aforementioned states. Florida, Georgia, North Carolina and Tennessee, however, have recently enacted legislation which will remove such states from the Southeastern Compact and will permit national interstate acquisitions by institutions located in Florida, Georgia, North Carolina and Tennessee in states which also permit national interstate acquisitions.

    On March 16, 1994, the Georgia legislature adopted the "Georgia Interstate Banking Act," which provides that Georgia will no longer be a member of the Southeastern Compact, effective July 1, 1995. Instead, (1) interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (2) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such Georgia bank or bank holding company may not be acquired by an institution located outside of the State of Georgia.

    In addition, the President of the United States signed into law the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" on September 29, 1994 (the "Interstate Branching Act"). Under the Interstate Branching Act, effective June 1, 1997, (1) the regulatory agency responsible for any acquiring bank or bank holding company may approve an application by a bank to acquire a branch across state lines if both banks involved are adequately capitalized and the responsible regulatory agency determines that the resulting bank will continue to be adequately capitalized and that management of the bank has the necessary management skills to manage the extended operation, and (2) a bank holding company which has subsidiaries in more than one state may, with the approval of the Federal Reserve, combine banks across state lines.

    The Federal and Georgia Bank Holding Company Acts further provide that the Federal Reserve and the Georgia Department will not approve any acquisition, merger or consolidation (1) which would result in a monopoly, (2) which would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any part of the United States, (3) the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country or (4) which in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed in the public interest by the probable effect of the transaction in meeting the convenience and needs of the community to be served.

    In addition to having the right to acquire ownership or control of other banks, the Company is authorized to acquire ownership or control of nonbanking companies, provided the activities of such companies are so closely related to banking or managing or controlling banks that the Federal Reserve considers such activities to be proper to the operation and control of banks. Regulation Y, promulgated by the Federal Reserve, sets forth those activities which are regarded as closely related to banking or managing or controlling banks and, thus, are permissible activities for bank holding companies, subject to approval by the Federal Reserve in individual cases.

    Federal Reserve policy requires a bank holding company to act as a source of financial strength and to take measures to preserve and protect bank subsidiaries in situations where additional investments in a troubled bank may not be warranted. Under these provisions, a bank holding company may be required to loan money to its subsidiaries in the form of capital notes or other instruments which qualify for capital under regulatory rules. Any loans by the holding company to such subsidiary banks are likely to be unsecured and subordinated to such bank's depositors and perhaps to its other creditors.

Federal Securities Laws

    The Company is subject to various federal securities laws, including the Securities Act of 1933 (the "1933 Act") and the Securities Exchange Act of 1934 (the "1934 Act"). The 1933 Act regulates the distribution or public offering of securities, while the 1934 Act regulates trading in securities that are already issued and outstanding. Both Acts provide civil and criminal penalties for misrepresentations and omissions in connection with the sale of securities, and the 1934 Act also prohibits market manipulation and insider trading.

    Pursuant to the 1934 Act, the Company files annual, quarterly and current reports with the Securities and Exchange Commission. In addition, the Company and its directors, executive officers and 5% shareholders are subject to certain additional reporting requirements, including requirements governing the submission of proxy statements and reports of beneficial ownership of the Company's securities.

                               Bank Regulation

General

    The Bank operates as a bank organized under the laws of the State of Georgia subject to examination by the Georgia Department. The Georgia Department regulates all areas of the Bank's commercial banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations.

    The Bank is also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve to determine the condition of such banks for insurance purposes. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured non-member state bank.

    Subsidiary banks of a bank holding company are subject to certain restrictions imposed by the Federal Bank Holding Company Act on any extension of credit to the bank holding company or any of its subsidiaries, on investment in the stock or other securities of the bank holding company or its subsidiaries, and on the taking of such stock or securities as collateral for loans to any borrower. In addition, a bank holding company and its subsidiaries are prohibited from engaging in certain tie-in arrangements in connection with any extension of credit or provision of any property or services.

    Under Georgia law, a bank must obtain the approval of the Georgia Department before cash dividends may be paid if (1) the total classified assets at the most recent examination of such bank exceeded 80% of the equity capital,
(2) the aggregate amount of dividends declared or anticipated to be declared in the calendar year exceeds 50% of the net profits, after taxes but before dividends, for the previous calendar year or (3) the ratio of equity capital to adjusted assets is less than 6%.

    The Bank is also subject to the provisions of the Community Reinvestment Act of 1977, which requires the FDIC, in connection with its regular examination of a bank, to assess the Bank's record in meeting the credit needs of the communities served by the Bank, including low-and moderate-income neighborhoods.

Capital Requirements

    Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 or Core capital (primarily shareholders equity) or Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses).

    There are two measures of capital adequacy for bank holding companies and their subsidiary banks: the leverage ratio and the risk-based capital ratios. Bank holding companies and their subsidiary banks must maintain a minimum Tier 1 leverage ratio of 4%. In addition, Tier 1 capital must equal 4% of risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth or making acquisitions, as well as institutions with supervisory or operational weaknesses, will be expected to maintain capital positions well above these minimum levels.

    At December 31, 1994, the Bank had a Tier 1 leverage ratio of 9.37%, a Tier 1 risk-based ratio of 12.07%, and a Total risk-based ratio of 13.32%. The Company's capital ratios were the same.

Prompt Corrective Action

    The Federal Deposit Insurance Corporation Improvement Act of 1991 (the "FDIC Act") imposes a regulatory matrix which requires the federal banking agencies to take prompt corrective action to deal with depository institutions that fail to meet their minimum capital requirements or are otherwise in a troubled condition. The prompt corrective action provisions require undercapitalized institutions to become subject to an increasingly stringent array of restrictions, requirements and prohibitions, as their capital levels deteriorate and supervisory problems mount. Should these corrective measures prove unsuccessful in recapitalizing the institution and correcting its problems, the FDIC Act mandates that the institution be placed in receivership.

    Pursuant to regulations promulgated under the FDIC Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDIC Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:


----------------------------------------------------------------------------------------------------------------
                                                  Total               Tier 1 Risk-
   Capital Category    Tier 1 Capital       Risk-Based Capital        Based Capital             Other
----------------------------------------------------------------------------------------------------------------
  Well Capitalized       5% or more           10% or more              6% or more            Not subject
                                                                                             to a capital
                                                                                             directive
----------------------------------------------------------------------------------------------------------------
  Adequately             4% or more           8% or more               4% or more                      --
  Capitalized
----------------------------------------------------------------------------------------------------------------
  Undercapitalized       less than 4%         less than 8%             less than 4%                    --
----------------------------------------------------------------------------------------------------------------
  Significantly          less than 3%         less than 6%             less than 3%                    --
  Undercapitalized
----------------------------------------------------------------------------------------------------------------
  Critically             2% or less                     --                       --                    --
  Undercapitalized       tangible equity
================================================================================================================


    The undercapitalized, significantly undercapitalized and critically undercapitalized categories overlap; therefore, a critically undercapitalized institution would also be an undercapitalized institution and a significantly undercapitalized institution. This overlap ensures that the remedies and restrictions prescribed for undercapitalized institutions will also apply to institutions in the lowest two categories.

    An institution that falls into any of the three undercapitalized categories automatically becomes subject to a number of supervisory sanctions, which, among other things, (1) require the institution to submit a capital restoration plan within forty-five (45) days after becoming undercapitalized; (2) prohibit growth in the institution's average total assets from quarter to quarter, unless its capital plan has been accepted and the increase in assets is consistent with the plan and its capital levels are increasing at a rate that will enable it to become adequately capitalized within a reasonable time; and (3) prohibit the institution from making any acquisition, opening any branch office or engaging any new line of business, unless its capital plan has been accepted, the institution is in compliance with its plan, and the proposed action has been approved by the appropriate banking agency and the FDIC.

    The down-grading of an institution's category is automatic in two situations: (1) whenever an otherwise well-capitalized institution is subject to any written capital order or directive, and (2) where an undercapitalized institution fails to submit or implement a capital restoration plan or has its plan disapproved. The federal banking agencies may treat institutions in the well-capitalized, adequately capitalized and undercapitalized categories as if they were in the next lower capital level based on safety and soundness considerations relating to factors other than capital levels.

    All insured institutions regardless of their level of capitalizations are prohibited by the FDIC Act from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposits, and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized.

    The FDIC has adopted or currently proposes to adopt other rules pursuant to the FDIC Act that include: (1) real estate lending standards for banks, which would provide guidelines concerning loan-to-value ratios for various types of real estate loans; (2) revision to the risk-based capital rules to account for interest rate risk, concentration of credit risk and the risks proposed by "non-traditional activities"; (3) rules requiring depository institutions to develop and implement internal procedures to evaluate and control credit and settlement exposure to their correspondent banks; (4) a rule restricting the ability of depository institutions that are not well capitalized from accepting brokered deposits; (5) rules addressing various "safety and soundness" issues, including operations and managerial standards for asset quality, earnings and stock valuations, and compensation standards for the officers, directors, employees and principal shareholders of the depository institutions; (6) rules mandating enhanced financial reporting and audit requirements; and (7) rules restricting the ability of a state bank, or a subsidiary thereof, to engage as principal in activities not permissible for a national bank or make any investment not permissible for a national bank.

Deposit Insurance Premiums

    Effective January 1, 1994, the FDIC adopted a new system of risk-based insurance assessment. Under the FDIC's rule, each depository institution is assigned to one of the three groups, well-capitalized, adequately capitalized or undercapitalized, based on its capital ratios and is further assigned to one of three subgroups within its capital category based on an evaluation of the risk posed by the institution to its insurance fund. The capital standard being used to set insurance premium rates are the same as those adopted by the agencies with the prompt corrective action framework. The rule provides that well-capitalized institutions pay assessment rates ranging from 23 to 29 basis points, depending upon the subgroup to which they are assigned. Adequately capitalized institutions pay from 26 to 30 basis points, and undercapitalized institutions pay from 29 to 31 basis points. In February 1995, the FDIC proposed a new rule which would significantly reduce the assessment rate payable by well-capitalized institutions. Such institutions would pay assessment rates ranging from 4 to 21 basis points, adequately capitalized institutions would pay from 7 to 28 basis points, and undercapitalized institutions would pay from 14 to 31 basis points.

                   Recent Legislation and Regulatory Action

Fair Lending

    Effective April 15, 1994, ten federal agencies, including the federal banking regulatory agencies, issued an "Interagency Policy Statement on Discrimination in Lending" to provide guidance on what may be considered discrimination in the offering of housing credit. The policy statement applies to all financial institutions and sets forth three bases for discrimination cases: (1) overt discrimination, (2) disparate treatment (treating credit applicants differently because of race or one of the other prohibited factors), and (3) disparate impact (neutral policies that have a discriminatory effect not justified by business necessity).

Anti-Tying Restrictions Eased

    The Federal Reserve has adopted amendments to Regulation Y that allow a bank or bank holding company to offer a discount on traditional bank products (loans, deposits, trust services, etc.) and securities brokerage services without violating anti-tying restrictions. This exemption from the anti-tying provisions is conditioned on (1) the customer's obtaining a traditional bank product from an affiliate, and (2) the traditional bank or brokerage product's being available separately to customers.

    In addition, the Federal Reserve has adopted amendments to Regulation Y that permit a bank holding company or its nonbank subsidiary to offer a discount on its product or service on condition that a customer obtain any other product or service from that company or from any of its nonbank affiliates. These amendments generally remove Federal Reserve-imposed restrictions on tying when no bank is involved in the arrangement and the products are separately available for purchase by the customer.

Community Development and Regulatory Improvement

    The Riegle Community Development and Regulatory Improvement Act became effective on September 23, 1994. The Act reduces much of the red-tape with which insured banks and thrifts have had to contend and facilitates the establishment of community development financial institutions.

    The Act provides for more than 50 means of reducing the current administrative requirements imposed by previously enacted legislation. Among the regulatory relief provisions are the following:

(1) Elimination of Outmoded Regulations. The regulatory agencies must review and eliminate outmoded regulations and policies within two years.

(2) Effective Date of New Rules. Regulators must make new rules and amendments effective on the first day of a calendar quarter.

(3) Appeals. The regulatory agencies must set up a regulatory appeals system and an ombudsman office.

(4) Call Reports. Banks will no longer have to publish their call report data in their local newspapers. Banks will be permitted to file their call reports electronically.


(5) Coordinated Exams. Federal and state regulators must coordinate their exams and develop a system for naming a lead agency to conduct a unified exam.

(6) Exam Schedules Extended. All CAMEL 1 banks under $250 million in assets and CAMEL 2 banks under $100 million will be examined every 18 months rather than every year.

(7) Audit Requirements. Holding companies with less than $5 billion in assets, and CAMEL 1 or 2-rated institutions with more than $5 billion in assets, may satisfy the FDIC Act audit requirements with a consolidated holding company audit.

(8) Guidelines vs. Rules. Regulators may now issue guidelines -- instead of rules -- for asset quality, earnings and stock valuations. Holding companies will be exempt from these standards.

(9) Capital Rules. Regulators must take into account the size and activities of a bank in issuing capital rules on interest rate risk, concentration of credit risk and nontraditional activities risk.

(10) Loans to Insiders. Certain extensions of credit to insiders will not require the prior approval of the board of directors, and current lending limits to insiders will be less restrictive if the insider does not participate in policy-making for the bank.

(11) Holding Company Activities. The Act will streamline the application process for bank holding company formations, reorganizations and new activity requests.

    (a) Applications and Notices. The Act requires the regulatory agencies to work together to eliminate overlapping or unnecessary information requested in the application process and to harmonize publication and notice requirements. The bank regulatory agencies must take final action on applications within a year of receiving a completed application, unless the applicant waives this limit.

    (b) Competitive Factors of Mergers. Under the Act, if the Federal Reserve or the FDIC has not received any adverse comments from the Justice Department regarding the competitive factors of the merger, bank holding companies need wait only 15 days after approval to complete a merger transaction. In addition, reports on the competitive effects of merger transactions will not be required if the responsible regulatory agency informs the other agencies involved before the applicable date that the report is not necessary.

    (c) New Activities. Bank holding companies must provide at least 60 days' notice before engaging in a non-banking activity or acquiring shares or control of a company that engages in non-banking activities.

(12) RESPA. Business, commercial and agricultural loans will be exempt from the Real Estate Settlement Procedures Act.

(13) Reduction of CTRs. The Treasury Department must exempt banks from filing currency reporting transactions on certain institutions, including well-known businesses.

(14) Consumer Laws. The Act streamlines Truth in Lending disclosures for radio ads of consumer leases and exempts business and commercial accounts from the disclosure requirements of the Truth in Savings Act.

(15) Correspondent Banking. The Act will allow bankers' banks to offer correspondent services to bank holding companies and will extend their secured lending limits to 15% from 10%. In addition, holding companies, banks and thrifts may invest in bankers' banks.

(16) Foreign Deposits. Banks will no longer be responsible for foreign deposits in cases of sovereign action.

(17) Deposit Brokers. Well-capitalized institutions do not have to register as deposit brokers.

(18) Bank Management. The Act extends the grandfather period on management interlocks another five years. In addition, only 51% (as opposed to two-thirds) of a national bank's directors must meet residency requirements.

(19) Flood Insurance. Where a borrower takes a mortgage loan for property in a flood hazard area, the bank is required to deposit into an escrow account flood insurance premiums on behalf of the borrower.

     The Act also provides for the establishment of a Community Development Financial Institutions Fund, which will have $382 million in funding available over four years. The Fund may provide financial assistance through equity investments, deposits, credit union shares, grants and technical assistance to a Community Development Financial Institution ("CDFI"). However, the Fund may not own more than 50% of the equity of a CDFI and cannot control its operations. Furthermore, if the Fund deposits money in a CDFI, it may not require collateral or security. A CDFI is any entity with the primary mission of promoting community development, serving an investment area or targeted population, that provides development services or equity investments and loans through an affiliate or community partnership. One-third of the $382 million authorized for CDFI is earmarked for the Bank Enterprise Act, under which banks could receive a 5% to 15% rebate on their deposit insurance premiums for their community development work in low- to moderate-income neighborhoods.

     Additionally, the Act provides for new consumer protections with respect to high cost mortgages, i.e., credit transactions secured by the consumer's home (such as a second mortgage or home equity loan), with an annual percentage yield 10 points higher than Treasury securities of comparable maturity or with total points and fees that exceed 8% of the loan amount or $400.

     Furthermore, the Act amends securities, banking, pension and tax laws to encourage securitization of small business loans and the development of a secondary market for pools of such loans. Federally chartered banks, thrifts, credit unions and federal- or state-chartered government corporations will be permitted to invest in these small business related securities. Institutions that are well-capitalized (or adequately capitalized, with regulatory permission) will qualify for favorable accounting, reserve, and capital treatment of small business loans sold into the secondary market.

     Finally, lenders may participate in capital access programs, designed to encourage lenders to make loans to small- and medium-sized businesses. For each loan enrolled in the program, the borrower and lender pay a premium into a loan loss reserve fund, and the state matches that contribution. Participating lenders assume the risk of loss on their loans, if the losses exceed the total contributions in the reserve fund. Federal funds of up to $50 million are authorized to match state contributions to these programs.

Interstate Banking and Branching

     The Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994, which took effect on September 29, 1994, greatly broadens the scope of permissible interstate banking. The following are highlights of the Act:

(1) Acquisitions by Holding Companies. The Act authorizes a bank holding company or a foreign bank, one year after the Act is signed into law, to acquire a bank holding company or bank located in any state upon approval of the Federal Reserve Board. State banks will not be able to "opt out" of interstate banking.

(2) State Prohibitions Against Interstate Branching. The Act allows states to enact laws by June 1, 1997, prohibiting all out-of-state banks from acquiring a branch in that state. A national bank whose home state has "opted out" may not acquire or establish a branch located in any other state.

(3) De Novo Branches. The Act prohibits a bank from establishing a de novo branch in a host state unless the host state adopts a law permitting all out-of-state banks to establish de novo branches.

(4) Time Periods for Bank Acquisitions. The Act upholds state laws that establish a time period for which an in-state bank must be in existence before an out-of-state bank or bank holding company may acquire it.


(5) Anti-Trust Provision. The Act prohibits an acquirer from controlling more than 10% of the insured deposits nationwide or 30% of the deposits in the state after the acquisition is completed.

(6) Regulatory Approval. Beginning June 1, 1997, the regulatory agency responsible for an acquiring bank or bank holding company may approve an application by a bank to acquire a branch across state lines if:

     (a) each bank involved is adequately capitalized, and

     (b) the responsible regulatory agency determines that the resulting bank will continue to be adequately capitalized and that the management of the bank has the necessary management skills to manage the extended operation.

(7) Combination of Banks. Beginning June 1, 1997, a bank holding company which has bank subsidiaries in more than one state may, with the approval of the Federal Reserve Board, combine banks across state lines.

(8) Community Reinvestment. Under the Act, national bank branches are subject to state laws in the areas of community reinvestment, consumer protection, fair lending, and intrastate branching.

(9) Branch Closings. The Act requires regulators to consult with community organizations before permitting an interstate institution to close a branch in a low-income area.


                  Proposed Legislation and Regulatory action

     New regulations and statutes are regularly proposed which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.


               Statistical Disclosure by Bank Holding Companies

     Statistical information is included in the Annual Report, on pages 23 through 35, under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations, and is incorporated by reference herein.

Item 2.  PROPERTIES

    The Company's principal office is located at the Bank's Central Habersham office, on Highway 441 North, Cornelia, Georgia, and the telephone number of that office is (706) 778-1000.

    The Bank's North Habersham (main) office is located at 201 Washington Street, Clarkesville, Georgia, and the telephone number of that office is (706) 778-1000. The Bank also has two full-service branch offices and one limited service office for receiving deposits. Its Central Habersham office is located on Highway 441 North, Cornelia, Georgia, and its South Habersham office is located on Highway 441 By-Pass, Baldwin, Georgia. The Hospitality Center is located at 802 N. Washington Street, Clarkesville, Georgia. Each office has a 24-hour teller machine. The Bank owns its office properties without encumbrance.

    The Advantage Group, Inc.'s principal office is located at the Bank's Central Habersham office, on Highway 441 North, Cornelia, Georgia, and the telephone number of that office is (706) 778-1000.

Item 3.  LEGAL PROCEEDINGS

    The Company and the Bank are not parties to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, and no such proceedings are known to be contemplated by governmental authorities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

    There is not an established public trading market for the common stock of the Company. Management is aware of a few recent sales at $43.00 per share. Dividends are paid semi-annually and equalled $.40 per share per year in 1994 and $.40 in 1993. As of December 31, 1994, the Company had 400 shareholders of record.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    Management's discussion and analysis of the Company's financial condition and its results of operations appear in the Annual Report, on pages 23 through 35 under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations," and is incorporated by reference herein.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets of the Company as of December 31, 1994 and 1993, and the related consolidated statements of income, shareholders' equity and of cash flows for each of the three years in the period ended December 31, 1994, and the report issued thereon by the Company's independent public accountants, appear in the Annual Report, on pages 9 through 21 and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III
Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

    Information concerning the Company's directors and executive officers appears in the Proxy Statement under the headings "Stock Owned by Management", "Election of Directors - Nominees," "Executive Officers" and "Certain Transactions" is incorporated by reference herein.

Item 10.  EXECUTIVE COMPENSATION

    Information concerning the compensation of the Company's management appears in the Proxy Statement under the heading "Executive Compensation" and is incorporated by reference herein.

 Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    Information concerning beneficial owners of more than 5% of the Company's Stock and information concerning the Stock owned by the Company's management appears in the Proxy Statement under the heading "Ownership of Stock" and is incorporated by reference herein.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions appears in the Proxy Statement under the heading "Certain Transactions" and is incorporated by reference herein.

                                    PART IV
Item 13.  EXHIBITS, LIST AND REPORTS ON FORM 8-K

(a) The registrant submits herewith as exhibits to this report on Form 10-KSB the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.                     Document
-----------                     --------

 2.0 Agreement and Plan of Merger, dated January 16, 1995, between the Company and Security Bancorp, Inc. (1)

 3.1   Amended and restated Articles of Incorporation of Habersham Bancorp. (2)

 3.2 By-laws of Habersham Bancorp, as amended as of November 20, 1989 (3) and as of March 16, 1991. (4)

10.1 Habersham Bancorp Savings Investment Plan, as amended and restated March 17, 1990, and the related Trust Agreements, as amended March 17, 1990. (3)

10.2 Habersham Bancorp Incentive Stock Option Plan, as amended February 26, 1994. (5)

10.3   Habersham Bancorp Outside Directors Stock Option Plan.

13.0 Habersham Bancorp 1994 Annual Report (except for those portions specifically incorporated by reference, the 1994 Annual Report to shareholders is not deemed to be filed as part of this report).

21.0   Subsidiaries of Habersham Bancorp. (6)

24.0   A Power of Attorney is set forth on the signature page to this Form
       10-KSB.

27.0   Financial Data Schedule. (7)

(1)  Incorporated herein by reference to Appendix A to the Proxy
Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4 filed with the Commission on March 2, 1995, (Regis. No. 33-57915).

(2) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-13153).

(3) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-13153).

(4) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-13153).

(5) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report of Form 10-KSB for the year ended December 31, 1993 (File No. 0-13153).

(6) Incorporated herein by reference to exhibit 21 in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988 (File No. 0-13153).

(7) Incorporated herein by reference to exhibit 27 in the Registrant's Registration Statement on Form S-4 filed with the Commission on March 2, 1995, (Regis. No. 33-57915).

 Executive Compensation Plans and Arrangements

    The following is a list of all of the Registrant's plans, management contracts and compensatory arrangements, together with the location of each such plan, contract or arrangement.

Title                                            Location
-----                                            --------

Habersham Bancorp Savings Investment Plan,   Exhibit 10.1 in the
as amended and restated March 17, 1990,      Registrant's  Annual Report
and the related Trust Agreements, as         on Form 10-K for the year
amended March 17, 1990.                      ended December 31, 1989.


Habersham Bancorp Incentive Stock Option     Exhibit 10.2 in the
Plan, as amended February 26, 1994           Registrant's Annual Report
                                             on Form 10-KSB for the year
                                             ended December 31, 1993.


Habersham Bancorp Outside Directors          Exhibit 10.3 in this
Stock Option Plan.                           Annual Report on
                                             Form 10-KSB.




    (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1994.

                                  SIGNATURES
    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HABERSHAM BANCORP (Registrant)


By: /s/ David D. Stovall                 Date:  March 18, 1995
    -----------------------                     --------------
    Director, President and
    Chief Executive Officer

                               POWER OF ATTORNEY
    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Thomas A. Arrendale, Jr. and David D. Stovall, and each of them, his attorneys-in-fact, each with full power of substitution, for him in his name, place and stead, in any and all capacities, to sign any amendment to this Report on Form 10-KSB, and to file the same, with exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission and hereby ratifies and confirms all that each of said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue thereof.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     Signature                     Title                          Date

/s/ Thomas A. Arrendale, Jr.  Chairman of the Board          March 18, 1995
----------------------------     and Director
    Thomas A. Arrendale, Jr.

/s/ Thomas A. Arrendale, III  Vice Chairman of the Board     March 18, 1995
----------------------------     and Director
    Thomas A. Arrendale, III

/s/ David D. Stovall          Director, President and        March 18, 1995
----------------------------     Chief Executive Officer *
    David D. Stovall

/s/ James Holcomb             Director                       March 18, 1995
----------------------------
    James Holcomb

/s/ James A. Stapleton, Jr.   Director                       March 18, 1995
----------------------------
    James A. Stapleton, Jr.

/s/ Calvin R. Wilbanks        Director                       March 18, 1995
----------------------------
    Calvin R. Wilbanks

* Principal financial officer, principal executive officer, controller and principal accounting officer.

                                 EXHIBIT INDEX

                                                                    Sequentially
                                                                      Numbered
Exhibit No.               Document                                     Page
-----------              ---------                                  ------------
    2.0          Agreement and Plan of Merger dated,
                 January 16, 1995 between Habersham Bancorp
                 and Security Bancorp, Inc. (1) ....................     N/A

    3.1          Amended and restated Articles of
                 Incorporation of Habersham Bancorp (2) ............     N/A

    3.2          By-laws of Habersham Bancorp, as amended as of
                 November 20, 1989 (3) and as of March 16, 1991
                 March 16, 1991 (4).................................     N/A

   10.1          Habersham Bancorp Savings Investment Plan, as
                 amended and restated March 17, 1990, and the
                 related Trust Agreements, as amended (3) ..........     N/A

   10.2          Habersham Bancorp Incentive Stock Option Plan,
                 as amended February 26, 1994 (5) ..................     N/A

   10.3          Habersham Bancorp Outside Directors Stock
                 Plan ..............................................     24

   13.0          Habersham Bancorp 1994 Annual Report (except for
                 portions specifically incorporated by reference,
                 the 1994 Annual Report to shareholders is not
                 deemed to be filed as part of this report) ........     31

   21.0          Subsidiaries of Habersham Bancorp (6) .............     N/A

   24.0          A Power of Attorney is set forth on the
                 signature page to this Form 10-KSB ................     21

   27.0          Financial Data Schedule (7) .......................     N/A


(1)  Incorporated herein by reference to Appendix A to the Proxy
Statement/Prospectus contained in the Registrant's Registration Statement on Form S-4 filed with the Commission on March 2, 1995 (Regis. No. 33-57915).

(2) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

(3) Incorporated herein by reference to exhibit of same number in the Registrant Annual Report on Form 10-K for the year ended December 31, 1989.

(4) Incorporated herein by reference to exhibit of same number in the Registrant Annual Report on Form 10-K for the year ended December 31, 1991.

(5) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.

(6) Incorporated herein by reference to exhibit 21 in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1988.

(7) Incorporated herein by reference to exhibit 27 in Registrant's Registration Statement on Form S-4 filed with the Commission on March 2, 1995 (Regis. No. 33-57915).