Form 10QSB
period 1995-03-31
HABERSHAM BANCORP
filed 1995-05-15
CIK 754597

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB

       X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     ----- SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1995

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     ----- SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to
                                    -------    ---------

                         Commission file number 0-13153

                               HABERSHAM BANCORP
- --------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

    Georgia                                            58-1563165
- --------------------------------------------------------------------------------
 (State of other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

Highway 441 N., P.O. Box 1980, Cornelia, Georgia          30531
- --------------------------------------------------------------------------------
 (Address of principal executive offices)               (Zip code)

                                 (706) 778-1000
- --------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

- --------------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                        if changed since last report)

    Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                              Yes   X    No
                                  -----     -----


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    1,675,255 shares, common stock, $1.00 par value, as of March 31, 1995

Item. 1   Financial Statements

HABERSHAM BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                         MARCH 31, 1995  DECEMBER 31, 1994
ASSETS                                    (Unaudited)
Cash and due from banks ..................  $  4,292         $  4,451
Federal funds sold .......................     8,900            1,020
Investment securities available for sale
  (estimated cost of $32,269 at March 31,
  1995 and $30,065 at December 31, 1994...    31,444           28,530
Investment securities held to maturity
  (estimated market value of $20,445 at
  March 31, 1995, and $21,093 at
  December 31, 1994) .....................    20,540           21,619

Loans ....................................   100,068          100,848
  Less:  Unearned income .................       (45)             (45)
         Allowance for loan losses .......    (1,696)          (1,744)
                                            --------         --------
    Loans, net ...........................    98,327           99,059
                                            --------         --------

Other assets .............................     6,908            6,648
                                            --------         --------
    TOTAL ASSETS .........................  $170,411         $161,327
                                            ========         ========

LIABILITIES
Non-interest bearing deposits ............  $ 18,479         $ 17,100
Interest bearing deposits ................   129,472          124,515
Short-term borrowings ....................       482            1,002
Other borrowings .........................     3,700            1,500
Other liabilities ........................     1,568            1,359
                                            --------         --------
    TOTAL LIABILITIES ....................   153,701          145,476
                                            --------         --------

SHAREHOLDERS' EQUITY (Note 3)
Common stock, $1.00 par value,
 10,000,000 shares authorized;
  1,750,000 shares issued ................     1,750            1,750
Additional paid-in capital ...............     2,448            2,446
Retained earnings ........................    13,487           13,110
Unrealized loss on investment securities
  available for sale .....................      (544)          (1,013)
Treasury stock (at cost) .................      (431)            (442)
                                            --------         --------
    TOTAL SHAREHOLDERS' EQUITY ...........    16,710           15,851
                                            --------         --------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY .............................  $170,411         $161,327
                                            ========         ========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Three-Month Periods Ended March 31, 1995 and 1994

                                            MARCH 31, 1995   MARCH 31, 1994
INTEREST INCOME
Loans (including fees) .....................  $   2,536        $   2,410
Investment securities ......................        782              632
Other ......................................         41               42
                                              ---------        ---------
   TOTAL INTEREST INCOME ...................      3,359            3,084

INTEREST EXPENSE
Deposits ...................................      1,352            1,140
Other ......................................         69               26
                                              ---------        ---------
   TOTAL INTEREST EXPENSE ..................      1,421            1,166

NET INTEREST INCOME ........................      1,938            1,918
Provision for loan losses ..................          7               52
                                              ---------        ---------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .................      1,931            1,866

Other Income ...............................        250              220

Other Expense ..............................      1,732            1,628
                                              ---------        ---------

INCOME BEFORE INCOME TAXES..................        449              458
Applicable income taxes  ...................         72               78
                                              ---------        ---------
NET INCOME .................................        377              380

Retained earnings at beginning of period....     13,110           11,585
                                              ---------        ---------
Retained earnings at end of period .........  $  13,487        $  11,965
                                              =========        =========
Per Common and Common Equivalent Share:

NET INCOME .................................  $     .22        $     .23
                                              =========        =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING .......  1,714,940        1,686,800
                                              =========        =========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the (Unaudited) Three-Month Periods Ended March 31, 1995 and 1994

                                                      MARCH 31,     MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                   1995         1994
  Net Income ........................................   $   377      $   380
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses .....................         7           52
      Net (loss)gain on sale of investment securities        10           (5)
      Net loss on other real estate owned ...........        60
      Depreciation ..................................       132          144
  Changes in assets and liabilities:
      Increase in other assets ......................      (331)        (169)
      Increase (decrease) in other liabilities ......       149          101
                                                        -------      -------
  Net cash provided by operating activities .........       404          503
                                                        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities available for sale:
  Proceeds from maturity ............................       690        2,222
  Proceeds from sale ................................       491        1,618
  Purchases .........................................    (3,393)      (8,663)
 Investment securities held to maturity:
  Proceeds from maturity ............................     1,836        1,071
  Purchases .........................................      (757)      (1,882)
 Net decrease in loans ..............................       541        3,394
 Proceeds from sale of other real estate ............         3           29
 Net additions of premises and equipment ............      (123)         (52)
                                                        -------      -------
  Net cash used by investing activities .............      (712)      (2,263)
                                                        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase (decrease) in deposits ...............     6,336        5,093
  Net increase (decrease) in short-term borrowings ..      (520)         (37)
  Net increase (decrease) in other borrowings .......     2,200
  Sale of treasury stock ............................        13           18
                                                        -------      --------
  Net cash provided by financing activities .........     8,029        5,074
                                                        -------      -------

Increase (decrease) in cash and cash equivalents ....     7,721        3,314

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD ......     5,471        8,070
                                                        -------      -------
CASH AND CASH EQUIVALENTS: END OF PERIOD ............   $13,192      $11,384
                                                        =======      =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
 Other real estate acquired through loan foreclosures.. $   200      $    17
 Loan made to sell other real estate ..................     (16)
 Unrealized loss on investment securities available
  for sale ............................................     469          264

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The condensed financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary to a fair statement of the results for the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements included herein should be read in conjunction with the Company's 1994 financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994.

2.  Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1994. The Company has consistently followed those policies in preparing this report.

3.  Common Stock

Effective May 15, 1995, the Company declared a 5 for 1 stock split of its common stock effected in the form of a 400% stock dividend. In addition, effective April 15, 1995, the Company changed the par value of its common stock from $2.50 to $1.00 per share and increased the number of authorized shares of common stock to 10,000,000 shares. All references to share and per share amounts have been retroactively adjusted to reflect this split. Also retroactively, $875,000 has been charged to Additional Paid-In Capital and credited to Common Stock to reflect the stock split and the change in par value.

4.  Earnings Per Share

Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods.

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP

Organization

    Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank (the "Bank") and The Advantage Group, Inc. The Advantage Group, Inc. is a non-bank subsidiary which provides certain management consulting advice to depository institutions. Management's discussion and analysis, which follows, relates to the Bank and The Advantage Group, Inc., as the Company does not have any other significant separate operations.

Material Changes in Financial Condition

    The Bank's total assets increased approximately $9 million during the first quarter of 1995 as reflected in an increase in Federal Funds Sold of approximately $8 million and an increase in Investment Securities of approximately $1 million. This increase was funded by an increase in total liabilities of approximately $8 million consisting of a deposit increase of approximately $6 million and an increase in Other Borrowings of approximately $2 million.

    At March 31, 1995, loans over 90 day days past due and nonaccrual loans totaled $704,302 or .70% of gross outstanding loans, as compared to $764,839 or .76% at December 31, 1994. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses and accounts for factors such as classified and past due loans as well as portfolio growth and diversification. There were no significant writeoffs during the first quarter of 1995.

    Effective May 15, 1995, the Company declared a 5 for 1 stock split of its common stock effected in the form of a 400% stock dividend. In addition, effective April 15, 1995, the Company changed the par value of its common stock from $2.50 to $1.00 per share and increased the number of authorized shares of common stock to 10,000,000 shares. All references to share and per share amounts have been retroactively adjusted to reflect this split.

Material Changes in Results of Operations

    Interest income for the first quarter of 1995 increased $275,000 or 8.9%, when compared to the first quarter of 1994. Interest income from investment securities increased $150,000 or 23.7% due primarily to an increase of approximately $5 million of investment securities over the first quarter of 1995. Interest income from loans increased $126,000 or 5.2% due to an increase in loan yields to 9.38% for the first quarter of 1995 as compared to 8.78% for the first quarter of 1994.

    Interest expense for the first quarter of 1995 increased $255,000 or 21.9%, when compared to the first quarter of 1994. Interest expense on deposits increased $212,000 or 18.6% due to an average rate offered of 4.69% compared to an average rate of 3.41% offered during the first quarter of 1994. Other interest expense increased $43,000 or 165.4% due to an additional Federal Home Loan Bank Advance of $2.2 million. Total deposits increased approximately $4 million, when comparing March 31, 1995 balances to March 31, 1994 balances with the increase primarily in demand deposit accounts.

    Net interest income increased approximately $20,000 or 1%, for the first quarter of 1995 because of the items noted above.

    Other income increased $30,000 or 13.6% for the first quarter of 1995 over the same period in 1994. This increase was due to increase in service charge activity, trust department fees, and safe deposit box rental income.

    Other expenses increased $104,000 or 6.4% for the first quarter of 1995 over the same period in 1994. This increase was due to normal increases in employee salaries and benefits and additional expenses relating to the master card operation of approximately $22,000 and loss on other real estate owned of approximately $60,000.


Liquidity and Capital Resources

    The Bank's liquidity policy requires that the ratio cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. This liquidity ratio was 38.96% at March 31, 1995 and 33.15% at December 31, 1994.

    At March 31, 1995, the Bank was required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. The Bank's actual ratios at that date were 12.81% and 14.06%, respectively. Tier I leverage ratio at March 31, 1995 was 10.18% as compared to 9.37% at December 31, 1994. While management believes that the current level of internal capital is sufficient for current and foreseeable needs of the Company, capital needs are continually evaluated by management.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.
                        none

Item 2.  Changes in securities.
                        none

Item 3.  Defaults upon senior securities.
                        none

Item 4.  Submission of matters to a vote of security holders.
         (a) The regular annual meeting of the shareholders of the Company was held on April 15, 1995.

         (b) The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were: Thomas A. Arrendale, Jr., Thomas A. Arrendale, III, James J. Holcomb, James A. Stapleton, Jr., David D. Stovall, and Calvin R. Wilbanks.

At the registrant's Annual Meeting of Shareholders on April 15, 1995, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director. Abstentions and broker non-votes are also listed for each nominee.

Name                     Votes For    Votes Withheld  Abstentions & Non-Votes
- ----                     ---------    --------------  -----------------------
Thomas A. Arrendale, Jr.  285,975           94                0
Thomas A. Arrendale, III  285,975           94                0
David D. Stovall          285,975           94                0
James J. Holcomb          285,975           94                0
James A. Stapleton, Jr.   285,975           94                0
Calvin R. Wilbanks        285,975           94                0

               (c) The shareholders also approved an amendment to the Company's Articles of Incorporation increasing the number of authorized shares of common stock of the Company from 1,000,000 to 10,000,000 by the following vote:

                        Votes For     Votes Against   Abstentions
                        ---------     -------------   -----------
                         283,323           44            2,702

          (d) The shareholders also approved the Habersham Bancorp Outside Directors Stock Option Plan by the following votes:

                         Votes For    Votes Against   Abstentions
                         ---------    -------------   -----------
                          255,473         28,526          2,036

          (e) Deloitte & Touche was elected to serve as independent auditors for the year ending December 31, 1995.

Item 5.  Other information.

                        none

Item 6.  Exhibits and reports on Form 8-K.
                        (a)  Exhibits
                             27         Financial Data Schedule
                                        (for SEC use only)
                        (b)  none

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HABERSHAM BANCORP
                                        -----------------
                                           (Registrant)




Date  May 9, 1995                /s/ David D. Stovall
     ------------------          --------------------------
                                 President and
                                 Chief Financial Officer
                                 (for the Registrant and as the
                                  Registrant's principal financial and
                                  accounting officer)