Form 10-Q
period 1995-06-30
HABERSHAM BANCORP
filed 1995-08-14
CIK 754597

                   U.S. SECURITIES AND EXCHANGE COMMISSION

                           WASHINGTON, D. C.  20549

                                 FORM 10-QSB

       X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     ----- SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1995

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     ----- SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to
                                    -------    ---------

                        Commission file number 0-13153

                              HABERSHAM BANCORP
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

          Georgia                                      58-1563165
--------------------------------------------------------------------------------
 (State of other jurisdiction of                     (I.R.S. Employer
 incorporation or organization)                     Identification No.)

Highway 441 N., P.O. Box 1980, Cornelia, Georgia           30531
--------------------------------------------------------------------------------
 (Address of principal executive offices)                (Zip code)


                                (706) 778-1000
--------------------------------------------------------------------------------
               (Issuer's telephone number, including area code)

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
                              Yes  X    No
                                  ---      ---

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

     2,261,522 shares, common stock, $1.00 par value, as of June 30 1995

Item. 1   Financial Statements

HABERSHAM BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                          JUNE 30, 1995   DECEMBER 31, 1994
ASSETS                                     (Unaudited)
Cash and due from banks ..................  $  5,350         $  4,451
Federal funds sold .......................     7,310            1,020
Investment securities available for sale
  (estimated cost of $35,935 at June 30,
  1995 and $30,065 at December 31, 1994...    35,762           28,530
Investment securities held to maturity
  (estimated market value of $21,312 at
  June 30, 1995, and $21,093 at
  December 31, 1994) .....................    22,159           21,619

Loans ....................................   136,385          100,848
  Less:  Unearned income .................       (76)             (45)
         Allowance for loan losses .......    (2,313)          (1,744)
                                            --------         --------
    Loans, net ...........................   133,996           99,059
                                            --------         --------

Intangible assets ........................     3,566
Other assets .............................     9,177            6,648
                                            --------         --------
    TOTAL ASSETS .........................  $217,320         $161,327
                                            ========         ========

LIABILITIES
Non-interest bearing deposits ............  $ 23,121         $ 17,100
Interest bearing deposits ................   160,816          124,515
Short-term borrowings ....................     1,235            1,002
Other borrowings .........................     3,700            1,500
Other liabilities ........................     4,208            1,359
                                            --------         --------
    TOTAL LIABILITIES ....................   193,080          145,476
                                            --------         --------

SHAREHOLDERS' EQUITY (Note 3)
Common stock, $1.00 par value,
 10,000,000 shares authorized;
  1,750,000 shares issued ................     2,404            1,750
Additional paid-in capital ...............     8,810            2,446
Retained earnings ........................    13,808           13,110
Unrealized loss on investment securities
  available for sale .....................       (89)          (1,013)
Treasury stock (at cost) .................      (693)            (442)
                                            --------         --------
    TOTAL SHAREHOLDERS' EQUITY ...........    24,240           15,851
                                            --------         --------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY .............................  $217,320         $161,327
                                            ========         ========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Three-Month Periods Ended June 30, 1995 and 1994

                                            JUNE 30, 1995    JUNE 30, 1994
INTEREST INCOME
Loans (including fees) .....................  $   2,671        $   2,362
Investment securities ......................        802              680
Other ......................................         57               36
                                              ---------        ---------
   TOTAL INTEREST INCOME ...................      3,530            3,078

INTEREST EXPENSE
Deposits ...................................      1,496            1,167
Other ......................................         36               21
                                              ---------        ---------
   TOTAL INTEREST EXPENSE ..................      1,532            1,188

NET INTEREST INCOME ........................      1,998            1,890
Provision for loan losses ..................          7               22
                                              ---------        ---------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .................      1,991            1,868

Other Income ...............................        248              236

Other Expense ..............................      1,742            1,679
                                              ---------        ---------

INCOME BEFORE INCOME TAXES..................        497              425
Applicable income taxes  ...................         92               69
                                              ---------        ---------
NET INCOME .................................        405              356

Dividends ..................................         84               66
Retained earnings at beginning of period....     13,487           11,965
                                              ---------        ---------
Retained earnings at end of period .........  $  13,808        $  12,255
                                              =========        =========
Per Common and Common Equivalent Share:

NET INCOME .................................  $     .23        $     .21
                                              =========        =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING .......  1,759,733        1,693,635
                                              =========        =========





See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Six-Month Periods Ended June 30, 1995 and 1994

                                            JUNE 30, 1995    JUNE 30, 1994
INTEREST INCOME
Loans (including fees) .....................  $   5,207        $   4,772
Investment securities ......................      1,584            1,312
Other ......................................         98               78
                                              ---------        ---------
   TOTAL INTEREST INCOME ...................      6,889            6,162

INTEREST EXPENSE
Deposits ...................................      2,848            2,307
Other ......................................        105               47
                                              ---------        ---------
   TOTAL INTEREST EXPENSE ..................      2,953            2,354

NET INTEREST INCOME ........................      3,936            3,808
Provision for loan losses ..................         14               74
                                              ---------        ---------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .................      3,922            3,734

Other Income ...............................        498              456

Other Expense ..............................      3,474            3,306
                                              ---------        ---------

INCOME BEFORE INCOME TAXES..................        946              884
Applicable income taxes  ...................        164              148
                                              ---------        ---------
NET INCOME .................................        782              736

Dividends .................................          84               66
Retained earnings at beginning of period....     13,110           11,585
                                              ---------        ---------
Retained earnings at end of period .........  $  13,808        $  12,255
                                              =========        =========
Per Common and Common Equivalent Share:

NET INCOME .................................  $     .44        $     .44
                                              =========        =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING .......  1,759,807        1,691,630
                                              =========        =========





See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the (Unaudited) Six-Month Periods Ended June 30, 1995 and 1994

                                                       JUNE 30,      JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                    1995          1994
  Net Income ........................................  $   782       $   736
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses .....................       14            74
      Net loss(gain) on sale of investment securities        5            (5)
      Net loss on other real estate owned ...........      100            30
      Depreciation ..................................      264           288
  Changes in assets and liabilities, net of effects
    of purchase of Security State Bank:
      Increase in other assets ......................     (408)          (83)
      Increase in other liabilities .................       74            95
                                                       -------       -------
  Net cash provided by operating activities .........      831         1,135
                                                       -------       -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities available for sale:
  Proceeds from maturity ............................    1,535         4,192
  Proceeds from sale ................................    2,825         1,618
  Purchases .........................................   (5,147)      (13,847)
 Investment securities held to maturity:
  Proceeds from maturity ............................    3,326         1,837
  Purchases .........................................   (3,275)       (4,511)
 Net decrease in loans ..............................   (3,230)        6,674
 Proceeds from sale of other real estate ............        3            46
 Net additions of premises and equipment ............     (193)          (82)
 Cash and cash equivalents acquired upon acquisition
  of Security State Bank, net of cash payments ......    5,103
                                                       -------       -------
Net cash used by investing activities................      947        (4,073)
                                                       -------       -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ..........................    3,050         4,022
  Net increase in short-term borrowings .............      233           237
  Net increase (decrease) in other borrowings .......    2,200        (1,000)
  Sale of treasury stock ............................       12            55
  Cash Dividends ....................................      (84)          (66)
                                                       -------       -------
  Net cash provided by financing activities .........    5,411         3,248
                                                       -------       -------

Increase in cash and cash equivalents ...............    7,189           310

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD ......    5,471         8,070
                                                       -------       -------
CASH AND CASH EQUIVALENTS: END OF PERIOD ............  $12,660       $ 8,380
                                                       =======       =======

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
 Other real estate acquired through loan foreclosures.. $  280       $    51
 Loan made to sell other real estate ..................     16
 Unrealized gain (loss) on investment securities
  available for sale ................................... 1,401        (1,108)

The Company purchased all of the capital stock of Security Bancorp, Inc. on June 30, 1995 in exchange for 612,516 shares of Company stock and a liability of $1,990,269 to be paid in cash in July 1995. In conjunction with the acquisition, liabilities were assumed as follows:

                                                    (in thousands)
     Fair value of assets acquired .................   $ 49,242
     Purchase price ................................     (9,257)
                                                       --------
     Liabilities assumed ...........................   $ 39,985
                                                       ========



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

3.  Common Stock

Effective May 15, 1995, the Company declared a 5 for 1 stock split of its common stock effected in the form of a 400% stock dividend. In addition, effective April 15, 1995, the Company changed the par value of its common stock from $2.50 to $1.00 per share and increased the number of authorized shares of common stock to 10,000,000 shares. All references to share and per share amounts have been retroactively adjusted to reflect the split. Also retroactively, $875,000 has been charged to Additional Paid-In Capital and credited to Common Stock to reflect the stock split and the change in par value.

4.  Earnings Per Share

Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods.

5.  Acquisition

Effective June 30, 1995, the Company consummated its acquisition of Security Bancorp, Inc. ("Security") by agreeing to exchange 612,516 shares of its common stock and a payment of $1,990,269 in cash for the outstanding shares of Security common stock in a merger of Security with and into the Company. The Company had previously acquired 5% of the outstanding shares of Security.

The total purchase price including expenses is expected to total approximately $9,257,000. The merger was accounted for as a purchase and the operations of Security will be included in the Company's operations after June 30, 1995. Intangible assets consisting of core deposits of $416,000 and goodwill of $3,084,000 were recorded in connection with the merger and will be amortized over a five and twenty-five year period, respectively. The following presents pro forma income statement information for the three and six months ended June 30, 1995 and 1994 assuming the merger occurred on January 1, and April 1, 1995 and 1994, respectively (in thousands, except per share amounts):

                              Three Months Ended   Six Months Ended
                                   June 30,           June 30,
                              ------------------   ----------------
                               1995        1994     1995      1994
                              ------      ------   ------    ------
Total Revenues                $4,879     $4,289    $9,534   $8,577
Net income                    $  433     $  405    $  851   $  863
Net income per common share   $  .18     $  .18    $  .36   $  .37

The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occured had the acquisition taken place on the indicated dates or of future consolidated results of operations.

Item. 2  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

HABERSHAM BANCORP

Organization

    Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank (the "Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. The Advantage Group, Inc. is a non-bank subsidiary which provides certain management consulting advice to depository institutions. Management's discussion and analysis, which follows, relates to Habersham Bank, Security Bank, and The Advantage Group, Inc., as the Company does not have any other significant separate operations.

Material Changes in Financial Condition

    The Company's total assets increased by $56 million to $217 million, up from $161 million at December 31, 1994. The increase reflects the Company's acquisition of Security Bancorp, Inc. ("Security"), Canton, Ga as of June 30, 1995. The Company consummated its acquisition of Security and its wholly owned subsidiary, Security Bank, by agreeing to exchange 612,516 shares of its common stock and a payment of $1,990,269 in cash for the outstanding shares of Security common stock in a merger of Security with and into the Company. The Company had previously acquired 5% of the outstanding shares of Security. The total purchase price including expenses is expected to total approximately $9,257,000. The merger was accounted for as a purchase and the operations of Security will be included in the Company's operations after June 30, 1995. Intangible assets consisting of core deposits of $416,000 and goodwill of $3,084,000 were recorded in connection with the merger and will be amortized over a five and twenty-five year period, respectively.

    As of June 30, 1995, Security had total assets of approximately $46 million consisting of approximately $33 million in loans, $5.7 million in investments, $5.3 million in cash and cash equivalents, and $2 million in other assets. Liabilities of Security consisted of deposits of $39 million and other liabilities of $1 million, and equity of $5.8 million.

    The remaining changes in the balance sheet at June 30, 1995 as compared to December 31, 1994, are gererally a result of the growth of Habersham Bank that includes an increase in loans and deposits of approximately $3 million.

    At June 30, 1995, loans over 90 day days past due and nonaccrual loans totaled $824,000 or .60% of gross outstanding loans, as compared to $764,839 or
 .76% at December 31, 1994. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses and accounts for factors such as classified and past due loans as well as portfolio growth and diversification. There were no significant writeoffs during the second quarter of 1995.

    Effective May 15, 1995, the Company declared a 5 for 1 stock split of its common stock effected in the form of a 400% stock dividend. In addition, effective April 15, 1995, the Company changed the par value of its common stock from $2.50 to $1.00 per share and increased the number of authorized shares of common stock to 10,000,000 shares. All references to share and per share amounts have been retroactively adjusted to reflect these events.

Material Changes in Results of Operations

    Total interest income for the second quarter of 1995 increased $452,000 or 14.7%, when compared to the second quarter of 1994. Interest income for the first half of 1995 increased $727,000 or 11.8% as compared to the first half of 1994.

    Interest income from loans for the second quarter of 1995 increased $309,000 or 13.08% when compared to the second quarter of 1994. Interest income from loans for the first half of 1995 increased $435,000 or 9.12% due to an increase in loan yields to 9.9% for the first half of 1995 when compared to the first half of 1994. These increases were primarily due to an increase in loan yields of 8.84% for the first half of 1994 in addition to an increase in Habersham Bank's loan portfolio of approximately $3.2 million.

    Interest income from investments for the second quarter of 1995 increased $122,000 or 17.94%, when compared to the second quarter of 1994. Interest income from investments increased $272,000 or 20.73%, as compared to the first half of 1994. Yields on securities increased to 5.93% for the first half of 1995 as compared to 5.60% for the first half of 1994.

    Interest expense for the second quarter of 1995 increased $344,000 or 28.9%, when compared to the second quarter of 1994. Interest expense for the first half of 1995 increased $599,000 or 25.45%, when compared to the first half of 1994. These increases are due primarily to an increase in rates offered on deposits from an average of 3.73% during the first half of 1994 verses an average of 4.69% during the first half of 1995.

    Other interest expense for the second quarter of 1995 increased $15,000 or 71.43% when compared to the second quarter of 1994, and other interest expense for the first half of 1995 increased $58,000 or 123.4% when compared to the first half of 1994 due to an additional Federal Home Loan Bank Advance of $2.2 million in January 1995.

         Net interest income for the second quarter of 1995 increased $108,000 or 5.71% when compared to the second quarter of 1994. Net interest income increased approximately $128,000 or 3.36% for the first half of 1995 when compared to the first half of 1994. These increases are a result of the increases in interest income, offset by the increases in interest expense, described above.

    Other income increased $12,000 or 5.08% for the second quarter of 1995 over the same period in 1994. Other income increased $42,000 or 9.21% for the second half of 1995 over the same period in 1994. These increases were due to increases in service charge activity and trust department fees during the indicated periods.

    Other expenses increased $63,000 or 3.75% for the second quarter of 1995 over the same period in 1994. Other expenses increased $168,000 or 5.08% for the first half of 1995 over the same period in 1994. These increases were due to normal increases in employee salaries and benefits and additional expenses relating to the Company's master card operations of approximately $57,000, and losses on other real estate owned of approximately $100,000.

Liquidity and Capital Resources

    The Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. At June 30, 1995, both Habersham Bank and Security Bank exceeded this ratio.

    At June 30, 1995, Habersham Bank and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Both banks actual ratios at that date for both Tier 1 and total capital ratios exceeded 12.6%. Tier 1 leverage ratio at June 30 for both banks' exceeded 9.5%. While management believes that the current level of internal capital is sufficient for current and foreseeable needs of the Company, capital needs are continually evaluated by management.

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.
                        none

Item 2.  Changes in securities.
                        none

Item 3.  Defaults upon senior securities.
                        none

Item 4.  Submission of matters to a vote of security holders.

         The regular annual meeting of shareholders of the Company was held on April 15, 1995. Information regarding this meeting is included in the Company's Quarterly Report on Form 10-QSB for the period ending March 31, 1995.

Item 5.  Other information.

                        none

Item 6.  Exhibits and reports on Form 8-K.

                        (a)  Exhibit 27 - Financial Data Schedule (for SEC
                                          purposes only)

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




Date  August 10, 1995             /s/ David D. Stovall
     ------------------          --------------------------
                                 President and
                                 Chief Financial Officer
                                 (for the Registrant and as the
                                  Registrant's principal financial and
                                  accounting officer)