Form 10QSB
period 1995-09-30
HABERSHAM BANCORP
filed 1995-11-13
CIK 754597

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB

       X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     -----
           SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1995

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     -----
           SECURITIES EXCHANGE ACT OF 1934
     For the transition period from         to
                                    -------    ---------

                         Commission file number 0-13153

                               HABERSHAM BANCORP
------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

    Georgia                                    58-1563165
------------------------------------------------------------------------
 (State of other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

Highway 441 N., P.O. Box 1980, Cornelia, Georgia     30531
------------------------------------------------------------------------
 (Address of principal executive offices)          (Zip code)


                                 (706) 778-1000
------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


------------------------------------------------------------------------
             (Former name, former address and former fiscal year,
                  if changed since last report)

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

    2,291,771 shares, common stock, $1.00 par value, as of September 30, 1995

Item. 1   Financial Statements

HABERSHAM BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                    SEPTEMBER 30, 1995  DECEMBER 31, 1994
ASSETS                                    (Unaudited)
Cash and due from banks ..................  $  4,902         $  4,451
Federal funds sold .......................    10,060            1,020
Investment securities available for sale
 (estimated cost of $35,341 at September 30,
 1995 and $30,065 at December 31, 1994....    35,266           28,530
Investment securities held to maturity
  (estimated market value of $23,370 at
  September 30, 1995 and $21,093 at
  December 31, 1994) .....................    22,974           21,619

Loans ....................................   140,227          100,848
  Less:  Unearned income .................       (89)             (45)
         Allowance for loan losses .......    (2,318)          (1,744)
                                            --------         --------
    Loans, net ...........................   137,820           99,059
                                            --------         --------

Intangible assets ........................     3,448
Other assets .............................     8,959            6,648
                                            --------         --------
    TOTAL ASSETS .........................  $223,429         $161,327
                                            ========         ========

LIABILITIES
Non-interest bearing deposits ............  $ 25,366         $ 17,100
Interest bearing deposits ................   165,434          124,515
Short-term borrowings ....................     1,080            1,002
Other borrowings .........................     3,700            1,500
Other liabilities ........................     2,955            1,359
                                            --------         --------
    TOTAL LIABILITIES ....................   198,535          145,476
                                            --------         --------

SHAREHOLDERS' EQUITY (Note 3)
Common stock, $1.00 par value,
 10,000,000 shares authorized;
  2,403,963 shares issued ................     2,404            1,750
Additional paid-in capital ...............     8,812            2,446
Retained earnings ........................    14,368           13,110
Unrealized loss on investment securities
  available for sale .....................       (24)          (1,013)
Treasury stock (at cost) .................      (666)            (442)
                                            --------         --------
    TOTAL SHAREHOLDERS' EQUITY ...........    24,894           15,851
                                            --------         --------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY .............................  $223,429         $161,327
                                            ========         ========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Three-Month Periods Ended September 30, 1995 and 1994

                                       SEPTEMBER 30, 1995 SEPTEMBER 30, 1994
INTEREST INCOME
Loans (including fees) .....................  $   3,788        $   2,468
Investment securities ......................        861              706
Other ......................................        107               18
                                              ---------        ---------
   TOTAL INTEREST INCOME ...................      4,756            3,192

INTEREST EXPENSE
Deposits ...................................      2,090            1,167
Other ......................................        116               29
                                              ---------        ---------
   TOTAL INTEREST EXPENSE ..................      2,206            1,196

NET INTEREST INCOME ........................      2,550            1,996
Provision for loan losses ..................         39                7
                                              ---------        ---------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .................      2,511            1,989

Other Income ...............................        433              247

Other Expense ..............................      2,196            1,768
                                              ---------        ---------

INCOME BEFORE INCOME TAXES..................        748              468
Applicable income taxes  ...................        188               79
                                              ---------        ---------
NET INCOME .................................        560              389

Retained earnings at beginning of period....     13,808           12,255
                                              ---------        ---------
Retained earnings at end of period .........  $  14,368        $  12,644
                                              =========        =========

NET INCOME PER COMMON AND COMMON EQUIVALENT
SHARE ......................................  $     .24        $     .23
                                              ---------        ---------

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING .......  2,323,584        1,698,350
                                              =========        =========





See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Nine-Month Periods Ended September 30, 1995 and 1994

                                       SEPTEMBER 30, 1995  SEPTEMBER 30, 1994
INTEREST INCOME
Loans (including fees) .....................  $   8,995        $   7,239
Investment securities ......................      2,445            2,018
Other ......................................        205               96
                                              ---------        ---------
   TOTAL INTEREST INCOME ...................     11,645            9,353

INTEREST EXPENSE
Deposits ...................................      4,938            3,474
Other ......................................        221               76
                                              ---------        ---------
   TOTAL INTEREST EXPENSE ..................      5,159            3,550

NET INTEREST INCOME ........................      6,486            5,803
Provision for loan losses ..................         53               80
                                              ---------        ---------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .................      6,433            5,723

Other Income ...............................        931              703

Other Expense ..............................      5,670            5,074
                                              ---------        ---------

INCOME BEFORE INCOME TAXES..................      1,694            1,352
Applicable income taxes  ...................        352              227
                                              ---------        ---------
NET INCOME .................................      1,342            1,125

Dividends .................................          84               66
Retained earnings at beginning of period....     13,110           11,585
                                              ---------        ---------
Retained earnings at end of period .........  $  14,368        $  12,644
                                              =========        =========

NET INCOME PER COMMON AND COMMON EQUIVALENT
SHARE ......................................  $     .69        $     .66
                                              =========        =========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING .......  1,947,105        1,696,045
                                              =========        =========





See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the (Unaudited) Nine-Month Periods Ended September 30, 1995 and 1994

                                                  SEPTEMBER 30,  SEPTEMBER 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                   1995         1994
  Net Income ........................................  $ 1,342      $  1,125
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses .....................       53            80
      Net loss(gain) on sale of investment securities        5           (24)
      Net loss on other real estate owned ...........      100            75
      Depreciation ..................................      403           432
      Provision for intangible assets ...............       52
  Changes in assets and liabilities, net of effects
    of purchase of Security State Bank:
      Increase in other assets ......................     (544)         (213)
      Increase in other liabilities .................      883           281
                                                       -------      --------
  Net cash provided by operating activities .........    2,294         1,756
                                                       -------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities available for sale:
  Proceeds from maturity ............................    3,139         5,835
  Proceeds from sale ................................    2,830         4,187
  Purchases .........................................   (6,161)      (15,485)
 Investment securities held to maturity:
  Proceeds from maturity ............................    3,572         2,098
  Purchases .........................................   (4,336)       (4,882)
 Net (increase) decrease in loans ...................   (7,093)        5,167
 Proceeds from sale of other real estate ............       81            46
 Net additions of premises and equipment ............     (202)         (111)
 Cash and cash equivalents acquired upon acquisition
  of Security State Bank, net of cash payments ......    3,219
                                                       -------      --------
Net cash used by investing activities................   (4,951)       (3,145)
                                                       -------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ..........................    9,913         1,480
  Net increase in short-term borrowings .............       78           224
  Net increase (decrease) in other borrowings .......    2,200        (1,000)
  Sale of treasury stock ............................       41            55
  Cash Dividends ....................................      (84)          (66)
                                                       -------      --------
  Net cash provided by financing activities .........   12,148           693
                                                       -------      --------

Increase in cash and cash equivalents ...............    9,491          (696)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD ......    5,471         8,070
                                                       -------      --------
CASH AND CASH EQUIVALENTS: END OF PERIOD ............  $14,962      $  7,374
                                                       =======      ========

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
 Other real estate acquired through loan foreclosures.. $  280       $  274
 Loan made to sell other real estate ..................     16
 Unrealized gain (loss) on investment securities
  available for sale ................................... 1,498         (410)

The Company purchased all of the capital stock of Security Bancorp, Inc. on June 30, 1995 in exchange for 612,516 shares of Company stock and cash of $1,990,269 paid in July 1995. In conjunction with the acquisition, liabilities were assumed as follows:

                                                   (in thousands)
     Fair value of assets acquired .................   $ 49,242
     Purchase price ................................     (9,257)
                                                       --------
     Liabilities assumed ...........................   $ 39,985
                                                        =======





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

5.  Acquisition

Effective June 30, 1995, the Company consummated its acquisition of Security Bancorp, Inc. ("Security") by agreeing to exchange 612,516 shares of its common stock and paid cash of $1,990,269 for the outstanding shares of Security common stock in a merger of Security with and into the Company. The Company had previously acquired 5% of the outstanding shares of Security.

The total purchase price including expenses is expected to total approximately $9,257,000. The merger was accounted for as a purchase and the operations of Security were included in the Company's operations after June 30, 1995. Intangible assets consisting of core deposits of $416,000 and goodwill of $3,084,000 were recorded in connection with the merger and are being amortized over a five and twenty-five year period, respectively. The following presents pro forma income statement information for the three month period ended September 30, 1994 and the nine month periods ended September 30, 1995 and 1994 assuming the merger occurred on July 1, 1994 and January 1, 1995 and 1994, respectively, (in thousands, except per share amounts):

                             Three Months Ended   Nine Months Ended
                                September 30,       September 30,
                             ------------------   ----------------
                                   1994            1995      1994
                                  ------          ------    ------
Total Revenues                    $4,354          $14,723   $12,870
Net income                        $  400          $ 1,410   $ 1,262
Net income per common share       $  .17          $   .61   $   .55

The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place on the indicated dates or of future consolidated results of operations.

6.  New Accounting Pronouncements

The Company had impaired loans of $550,772 and $1,012,868 as of January 1, 1995 and September 30, 1995, respectively. No allowance was necessary for such loans under the provisions of such statements. The interest income recognized on such loans for the nine months ended September 30, 1995 was not material.

Item. 2  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

HABERSHAM BANCORP

Organization

    Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank (the "Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. The Advantage Group, Inc. is a non-bank subsidiary which provides certain management consulting advice to depository institutions. Management's discussion and analysis, which follows, relates to Habersham Bank, Security Bank, and The Advantage Group, Inc., as the Company does not have any other significant operations.

Material Changes in Financial Condition

    The Company's total assets increased by $62 million to $223 million, up from $161 million at December 31, 1994. An increase of $56 million reflects the Company's acquisition of Security Bank, Canton, Ga as of June 30, 1995. See Note 5 of Notes of Condensed Consolidated Financial Statements.

    As of June 30, 1995, Security Bank had total assets of approximately $46 million consisting of approximately $33 million in loans, $5.7 million in investments, $5.3 million in cash and cash equivalents, and $2 million in other assets. Liabilities of Security Bank consisted of deposits of $39 million and other liabilities of $1 million, and equity of $5.8 million.

    The remaining changes in the balance sheet at September 30, 1995 as compared to December 31, 1994 are generally a result of the growth of Habersham Bank and Security Bank that includes an increases in loans of approximately $6 million, in Federal Funds Sold of approximately $5 million and deposits of approximately $10 million.

    At September 30, 1995, loans over 90 day days past due and nonaccrual loans totaled $1,391,950 or .99% of gross outstanding loans, as compared to $764,839 or .76% at December 31, 1994. The majority of this increase is attributable to the placement in nonaccrual status of a single loan by Security Bank. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses and accounts for factors such as classified and past due loans as well as portfolio growth and diversification. There were no significant writeoffs during the third quarter of 1995.

    The Company adopted Statement of Financial Accounting Standards Number 114 and 118 as of January 1, 1995. The Company considers a loan to be impaired when it is probable that its Banks will be unable to collect all amounts due according to the terms of the loan agreement. The Banks measure impairment of a loan by loan basis for real estate, commercial and agricultural loans. Installment and other consumer loans are considered smaller balance, homogeneous loans. Amounts of impaired loans that are not probable of collection are charged off immediately. The Company had impaired loans of $550,772 and $1,012,868 as of January 1, 1995 and September 30, 1995,
respectively. No allowance was necessary for such loans under the provision of such Statements. The interest income recognized on such loans for the nine months ended September 30, 1995 was not material.

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

Material Changes in Results of Operations

    Total interest income for the third quarter of 1995 increased $1,564,000 or 49.0%, when compared to the third quarter of 1994. Interest income for the first nine months of 1995 increased $2,292,000 or 24.51% as compared to the first nine months of 1994.

    Interest income from loans for the third quarter of 1995 increased $1,320,000 or 53.48% when compared to the third quarter of 1994. Interest income from loans for the first nine months of 1995 increased $1,756,000 or 24.26% as compared to the first nine months of 1994. Loan yields increased to 10% for the first nine months of 1995 when compared to the yields of 8.92% for the first nine months of 1994. The increase in interest income from loans was primarily due to the addition of approximately $1 million of income from Security Bank as well as increases in the loan portfolios of Habersham Bank and Security Bank of approximately $3.8 million.

   Interest income from investments for the third quarter of 1995 increased $155,000 or 21.95% when compared to the third quarter of 1994. Interest income from investments for the first nine months of 1995 increased $427,000 or 21.16% as compared to the first nine months of 1994. Average yields on securities increased to 5.95% for the first nine months of 1995 as compared to 5.63% for the first nine months of 1994. The increase in interest income from investments was primarily due to the addition of Security Bank's investment portfolio.

    Interest expense on deposits for the third quarter of 1995 increased $923,000 or 79.09% when compared to the third quarter of 1994. Interest expense on deposits for the first nine months of 1995 increased $1,464,000 or 42.14% when compared to the first nine months of 1994. The increase in interest expense on deposit accounts was primarily due to the addition of Security Bank's deposit portfolio, as well as increases in rates offered on deposits from an average of 3.54% during the first nine months of 1994 verses an average of 4.58% during the first nine months of 1995.

    Other interest expense for the third quarter of 1995 increased $87,000 or 300% when compared to the third quarter of 1994, and other interest expense for the first nine months of 1995 increased $145,000 or 190.79% when compared to the first nine months of 1994 due to an additional Federal Home Loan Bank Advance of $2.2 million in January 1995.

         Net interest income for the third quarter of 1995 increased $554,000 or 27.76% when compared to the third quarter of 1994. Net interest income increased approximately $683,000 or 11.77% for the first nine months of 1995 when compared to the first nine months of 1994. These increases are a result of the increases in interest income, offset by the increases in interest expense, described above.

    Other income increased $186,000 or 75.30% for the third quarter of 1995 over the same period in 1994. Other income increased $228,000 or 32.43% for the first nine months of 1995 over the same period in 1994. These increases were due to increases in service charge activity and trust department fees during the indicated periods, as well as activity resulting from the acquisition of Security Bank.

    Other expenses increased $428,000 or 24.2% for the third quarter of 1995 over the same period in 1994. Other expenses increased $596,000 or 11.75% for the first nine months of 1995 over the same period in 1994. These increases were due to normal increases in employee salaries and benefits, approximately $57,000 of additional expenses relating to the Company's MasterCard operations, losses on other real estate owned of approximately $160,000 and other expenses related to the operation of Security Bank.

Liquidity and Capital Resources

    The Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. At September 30, 1995, both Habersham Bank and Security Bank exceeded this ratio.

    At September 30, 1995, Habersham Bank and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Both banks actual ratios at that date for both Tier 1 and total capital ratios exceeded 12.00%. Tier 1 leverage ratio at September 30, for both banks exceeded 8.87%. While management believes that the current level of internal capital is sufficient for current and foreseeable needs of the Company, capital needs are continually evaluated by management.


                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.

                        none

Item 2.  Changes in securities.

                        none

Item 3.  Defaults upon senior securities.

                        none

Item 4.  Submission of matters to a vote of security holders.

                        none

Item 5.  Other information.

                        none

Item 6.  Exhibits and reports on Form 8-K.
                        (a)  27 Financial Data Schedule (for SEC use only)
                        (b)  none

                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HABERSHAM BANCORP
                                        -----------------
                                          (Registrant)




Date  11-13-95                   /s/ David D. Stovall
     ------------------          --------------------------
                                 President and
                                 Chief Financial Officer
                                 (for the Registrant and as the
                                  Registrant's principal financial and
                                  accounting officer)