Form 10KSB40
period 1995-12-31
HABERSHAM BANCORP
filed 1996-03-28
CIK 754597

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                  FORM 10-KSB

            x   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          -----
                 SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

             For the fiscal year ended December 31, 1995.

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
          -----
     SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
       For the transition period from       to
                                      ------   ------------------------------

                       Commission file number 0-13153


                              HABERSHAM BANCORP
--------------------------------------------------------------------------------
      (Exact name of small business issuer as specified in its charter)

           Georgia                                       58-1563165
-------------------------------            -------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
      incorporation or                              Identification Number)
        organization)

Highway 441 North, P. O. Box 1980, Cornelia, Georgia           30531
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:         (706) 778-1000
                                                   -----------------------------

Securities registered pursuant to Section 12(b) of the Exchange Act:
     None.
     -----
Securities registered pursuant to Section 12(g) of the Exchange Act:
     Common Stock, $1.00 par value.
     ------------------------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days.
Yes   x     No
    -----      -------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     X
                   --------



Exhibit index on page 37                           Page 1 of 74 pages

State the issuer's revenues for its most recent fiscal year:  $17,927,285

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days:


1,634,951 Shares of Common Stock, $1.00 par value--$22,480,576 as of March 8, 1996 (based upon market value of $13.75/share).

State the number of shares outstanding of each of the issuer's classes of common equity stock, as of December 31, 1995, covered by this report.

Common Stock, $1.00 par value-- 2,325,781 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1995 (the "Annual Report") are incorporated by reference into Part II.

(2) Portions of the Company's Proxy Statement relating to the 1996 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.

                                   PART I

Item 1.  BUSINESS.

                           Business of the Company

     Habersham Bancorp (the "Company"), a Georgia corporation, was organized on March 9, 1984. Effective December 31, 1984, the Company acquired all of the outstanding shares of common stock of Habersham Bank ("Habersham Bank"). As a result of this transaction, the former shareholders of Habersham Bank became shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company. Effective June 30, 1995, the Company consummated its acquisition of Security Bancorp, Inc. ("Security") by agreeing to exchange 612,516 shares of its common stock and cash of $1,990,269 for the outstanding shares of Security's common stock in a merger of Security with and into the Company. Currently, the primary business of the Company is the same as that of Habersham Bank and Security State Bank ("Security State Bank").
The Company also has one direct nonbank subsidiary, The Advantage Group, Inc., and one indirect nonbank subsidiary, BancMortgage Financial Corp.
(a subsidiary of Habersham Bank).

                             Business of the Banks

     Habersham Bank is a financial institution which was organized under the laws of the State of Georgia in 1904. Habersham Bank operates a full-service commercial banking business based in Habersham County, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities and individual retirement accounts. It also makes secured and unsecured loans and provides other financial services to its customers. Habersham Bank has a full-time trust officer on staff and offers a full spectrum of trust services, including trust administration, asset management services, estate and will probate and administration, and other services in the area of personal trusts.

     Security State Bank is a financial institution which was organized under the laws of the State of Georgia in 1988. Security State Bank operates a full-service commercial banking business based in Cherokee and surrounding counties in Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities and individual retirement accounts. It also makes secured and unsecured loans and provides other financial services to its customers.

                    Business of The Advantage Group, Inc.

     The Advantage Group, Inc. was organized as a wholly-owned nonbank
subsidiary of the Company in 1987.   The Advantage Group, Inc. administers the
Company's Kids' Advantage banking program and markets and develops personal computer software and other services.

                    Business of BancMortgage Financial Corp.


     BancMortgage Financial Corp. was organized as a wholly-owned nonbank subsidiary of Habersham Bank in 1996. BancMortgage Financial Corp. is a full service mortgage lending and servicing company located in the northern Atlanta Metropolitan area.


                                  Competition

     The banking industry is highly competitive. Habersham Bank's primary market area consists of Habersham County, Georgia, which has a population of approximately 27,621. Habersham Bank competes for all types of loans, deposits and other financial services with four other commercial banks located in Habersham County, Georgia. As of December 31, 1995, Habersham Bank was the largest of the commercial banks located in Habersham County based upon total assets.

     Security State Bank's primary market area consists of Cherokee County, Georgia. Security State Bank competes for all types of loans, deposits and other financial services with other commercial banks located in Cherokee County, Georgia.

     Habersham Bank and Security State Bank (collectively, the "Banks"), also compete with other financial institutions in Habersham and Cherokee counties and with commercial banks, savings and loan associations and other financial institutions located outside of Habersham and Cherokee counties. To a lesser extent, Habersham Bank and Security State Bank compete for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies.

     The Company and its subsidiaries compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, mortgage companies, mortgage servicers, leasing companies, insurance companies, companies providing data processing services and companies providing bank consulting services.

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

                                  Employees

     The three officers of the Company who are also officers of Habersham Bank do not receive compensation from Habersham Bank in addition to their compensation from the Company. The Company does not have any employees who are not also employees of Habersham Bank.

     As of December 31, 1995, Habersham Bank and Security State Bank had 90 and 24 full-time equivalent employees, respectively. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

                         Supervision and Regulation

     Bank Holding companies and banks are extensively regulated under both Federal and state law. The following is a brief summary of certain statutes and rules and regulations affecting the Company and the Banks. This summary is qualified in its entirely by reference to the particular statute and regulatory provision referred to below and is not intended to be an exhaustive description of the statutes or regulations applicable to the business of the Company and the Banks. Supervision, regulation and examination of the Company and the Banks by the bank regulatory agencies are intended primarily for the protection of depositors rather than shareholders of the Company.

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

     As a bank holding company, the Company is required to file an annual report with the Federal Reserve and the Georgia Department and such additional information as the applicable regulator may require pursuant to the Federal and Georgia Bank Holding Company Acts. The Federal Reserve and the Georgia Department may also conduct examinations of the Company to determine whether the institution is in compliance with both Bank Holding Company Acts and the regulations promulgated thereunder.

     The Federal Bank Holding Company Act also requires every bank holding company to obtain prior approval from the Federal Reserve before acquiring direct or indirect ownership or control of more than 5% of the voting shares of any bank which is not already majority owned or controlled by that bank holding company. Acquisition of any additional banks would also require prior approval from the Georgia Department.

     On September 29, 1994, the President of the United States signed the "Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994" (the "Interstate Branching Act"). The Interstate Branching Act amends Federal Law to permit bank holding companies to acquire existing banks in any state effective September 19, 1995, subject to certain deposit - percentage, aging requirements and other restrictions. In addition, the Interstate Branching Act provides that any interstate bank holding company is permitted to merge its various bank subsidiaries into a single bank with interstate branches effective June 1, 1997. By adopting legislation prior to the date, a state has the authority either to "opt in" and accelerate the date after which interstate branching is permissible or to "opt out" and prohibit interstate branching altogether.

     In response to the Interstate Branching Act the Georgia legislature adopted the "Georgia Interstate Banking Act," effective July 1, 1995, which provides that (1) interstate acquisitions by institutions located in Georgia will be permitted in states which also allow national interstate acquisitions, and (2) interstate acquisitions of institutions located in Georgia will be permitted by institutions located in states which also allow national interstate acquisitions; provided, however, that if the board of directors of a Georgia bank or bank holding company adopts a resolution to except such bank or bank holding company from being acquired pursuant to the provisions of the Georgia Interstate Banking Act and properly files a certified copy of such resolution with the Georgia Department, such bank or bank holding company may not be acquired by an institution located outside of the State of Georgia.

     Additionally, in February 1996, the Georgia legislature adopted the "Georgia Interstate Branching Act," which when signed by the Governor, will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia bank and bank holding companies owning or acquiring banks in Georgia the right to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branch banks on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo bank branches which may be established will no longer be limited.

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

                                Bank Regulation

General

     The Banks operate as banks organized under the laws of the State of Georgia subject to examination by the Georgia Department. The Georgia Department regulates all areas of each Bank's commercial banking operations including reserves, loans, mergers, payment of dividends, interest rates, establishment of branches, and other aspects of operations.

     The Banks are also insured and regulated by the Federal Deposit Insurance Corporation (the "FDIC"). The major functions of the FDIC with respect to insured banks include paying depositors to the extent provided by law in the event an insured bank is closed without adequately providing for payment of the claims of depositors, acting as a receiver of state banks placed in receivership when so appointed by state authorities, and preventing the continuance or development of unsound and unsafe banking practices. In addition, the FDIC is authorized to examine insured banks which are not members of the Federal Reserve to determine the condition of such banks for insurance purposes. The FDIC also approves conversions, mergers, consolidations and assumption of deposit liability transactions between insured banks and noninsured banks or institutions to prevent capital or surplus diminution in such transactions where the resulting, continued or assumed bank is an insured non-member state bank.

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

     The Banks are also subject to the provisions of the Community Reinvestment Act of 1977, which requires the appropriate Federal bank regulatory agency, in connection with its regular examination of a bank, to assess each Bank's record in meeting the credit needs of the communities served by that Bank, including low- and moderate-income neighborhoods.

Capital Requirements

     Regulatory agencies measure capital adequacy with a framework that makes capital requirements sensitive to the risk profile of the individual banking institutions. The guidelines define capital as either Tier 1 capital (primarily shareholders' equity) or Tier 2 capital (certain debt instruments and a portion of the reserve for loan losses).

     There are two measures of capital adequacy for bank holding companies and their subsidiary banks: the Tier 1 leverage ratio and the risk-based capital requirements. Bank holding companies and their subsidiary banks must maintain a minimum Tier 1 leverage ratio of 4%. In addition, Tier 1 capital must equal 4% of risk-weighted assets, and total capital (Tier 1 plus Tier 2) must equal 8% of risk-weighted assets. These are minimum requirements, however, and institutions experiencing internal growth or making acquisitions, as well as institutions with supervisory or operational weaknesses, will be expected to maintain capital positions well above these minimum levels.

At December 31, 1995, the Banks' ratios were as follows:

                               Habersham   Security State
                                  Bank          Bank

     Tier 1 Risk-Based            11.91%       15.14%
     Total Risk-Based             13.16%       16.39%
     Tier 1                        9.23%       11.58%

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

     Pursuant to regulations promulgated under the FDIC Act, the corrective actions that the banking agencies either must or may take are tied primarily to an institution's capital levels. In accordance with the framework adopted by the FDIC Act, the banking agencies have developed a classification system, pursuant to which all banks and thrifts will be placed into one of five categories: well-capitalized institutions, adequately capitalized institutions, undercapitalized institutions, significantly undercapitalized institutions and critically undercapitalized institutions. The capital thresholds established for each of the categories are as follows:

===================================================================================================
                                                    Total         Tier 1 Risk-
  Capital Category      Tier 1 Capital        Risk-Based Capital  Based Capital       Other
===================================================================================================
Well Capitalized        5% or more            10% or more         6% or more     Not subject to a
                                                                                 capital directive
---------------------------------------------------------------------------------------------------
Adequately
Capitalized             4% or more            8% or more          4% or more              --
---------------------------------------------------------------------------------------------------
Undercapitalized        less than 4%          less than 8%        less than 4%            --
---------------------------------------------------------------------------------------------------
Significantly
Undercapitalized        less than 3%          less than 6%        less than 3%            --
---------------------------------------------------------------------------------------------------
Critically              2% or less tangible
Undercapitalized        equity                        --               --                 --
===================================================================================================

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

     All insured institutions regardless of their level of capitalizations are prohibited by the FDIC Act from paying any dividend or making any other kind of capital distribution or paying any management fee to any controlling person if following the payment or distribution the institution would be undercapitalized. While the prompt corrective action provisions of the FDIC Act contain no requirements or restrictions aimed specifically at adequately capitalized institutions, other provisions of the FDIC Act and the agencies' regulations relating to deposit insurance assessments, brokered deposit, and interbank liabilities treat adequately capitalized institutions less favorably than those that are well-capitalized. At December 31, 1995, the Company and the Banks had the requisite capital levels to qualify as well-capitalized.

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

FDIC Insurance Assessments

     In July 1993, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, and replaced a transitional system that the FDIC had used for the 1993 calendar year, assigns an institution to one of three capital categories: (1) well-capitalized; (2) adequately capitalized; and (3)undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the undercapitalized category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institutions's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

     Once the designated ratio for the BIF was reached, which appears to have occurred some time during May 1995, the FDIC was authorized to reduce the minimum assessment rate below 23 basis points and to set future assessment rates at such levels that would maintain a fund's reserve ratio at the designated level. In August 1995, the FDIC adopted final regulations reducing the assessment rates for BIF-member banks. Under the revised schedule, BIF-member banks, starting with the second half of 1995, will now pay assessments ranging from 4 basis points to 31 basis points, with an average assessment rate of 4.5 basis points. Refunds, with interest, were paid for assessments for the months(s) after the month in which the designated reserve ratio for the BIF was reached, as well as for the quarterly payment made on September 30, 1995, assuming that the designated reserve ratio was achieved prior to June 30, 1995. At the same time, the FDIC elected to retain the existing assessment rate of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund. More recently, on November 14, 1995, the FDIC announced that, beginning in 1996, it would further reduce the deposit insurance premiums for 92% of all BIF members that are in the highest capital and supervisory categories to $2,000 per year, regardless of deposit size.

     On July 28, 1995, the FDIC, the Treasury Department and the OTS released statements outlining a proposed plan to recapitalize the SAIF, certain features of which were subsequently agreed upon by members of the Banking Committees of the U.S. House of Representatives and the Senate on November 7, 1995 in negotiations to reconcile differences in bills on the issue that had been introduced or partially adopted by each body. Under the agreement, all SAIF-member institutions would pay a special assessment to the SAIF of approximately 80 basis points, the amount that would enable the SAIF to attain its designated reserve ratio of 1.25%. The special assessment would be payable on January 1, 1996, based on the amount of deposits held as of March 31, 1995. BIF-insured institutions holding SAIF-assessed deposits would receive a 20% reduction in the assessment rate and would pay a one-time assessment of 64 basis points. The agreement also provides that the assessment base for the bonds issued in the late 1980s by the Financing Corporation to recapitalized the now defunct Federal Savings and Loan Insurance Corporation would be expanded to include deposits of both BIF- and SAIF-insured institutions, with BIF members paying approximately 75% of the interest on such obligations. The committee members further agreed the BIF and SAIF should be merged on January 1, 1998, with such merger being conditioned upon the prior elimination of the thrift charter. At this time, the Company is not able to predict if the recapitalization will take place, the timing or exact amount of any SAIF special assessment that might be required. As of December 31, 1995, Habersham Bancorp held no SAIF-assessed deposits.

     Under the Federal Deposit Insurance Act, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or conditions imposed by the FDIC.

                    Recent Legislation and Regulatory Action

                                      CRA

     On April 19, 1995, the Federal bank regulatory agencies adopted revisions to the regulations promulgated pursuant to the Community Reinvestment Act (the "CRA"), which are intended to set distinct assessment standards for financial institutions. The revised regulation contains three evaluation tests: (a) a lending test which will compare the institutions's market share of loans in low- and moderate-income areas to its market share of loans in its entire service area and the percentage of a bank's outstanding loans to low- and moderate-income areas or individuals, (b) a services test which will evaluate the provision of services that promote the availability of credit to low- and moderate-income areas, and (c) an investment test, which will evaluate an institution's record on investment in organizations designed to foster community development, small- and minority-owned businesses and affordable housing lending, including state and local government housing or revenue bonds. The regulation is designed to reduce the paperwork requirements of the current regulations and provide regulators, institutions and community groups with a more objective and predictable manner with which to evaluate the CRA performance of financial institutions. The rule became effective on January 1, 1996, at which time evaluation under streamlined procedures began for institutions with assets of less that $250 million that are owned by a holding company with total assets of less that $1 billion.

                                  Fair Lending

     Congress and various Federal agencies (including, in addition to the bank regulator agencies, the Department of Housing and Urban development, the Federal Trade Commission and the Department of Justice)(collectively the "Federal Agencies") responsible for implementing the nation's fair lending laws have been increasingly concerned that prospective home buyers and other borrowers are experiencing discrimination in their efforts to obtain loans. In recent years, the Department of Justice has filed suit against financial institutions which it determined had discriminated, seeking fines and restitution for borrowers who allegedly suffered from discriminatory practices. Most, if not all, of these suits have been settled (some for substantial sums) without a full adjudication on the merits.

     On March 8, 1994, the Federal Agencies, in an effort to clarify what constitutes lending discrimination and to specify the factors the agencies will consider in determining if lending discrimination exits, announced a joint policy statement detailing specific discriminatory practices prohibited under the Equal Credit Opportunity Act and the Fair Housing Act. In the policy statement, three methods of proving lending discrimination were identified: (1) overt evidence of discrimination, when a lender blatantly discriminates on a prohibited basis, (2) evidence of disparate treatment, when a lender treats applicants differently based on a prohibited factor even where there is no showing that the treatment was motivated by prejudice or a conscious intention to discriminate against a person, and (3) evidence of disparate impact, when a lender applies a practice uniformly to all applicants, but the practice has a discriminatory effect, even where such practices are neutral on their face and are applied equally, unless the practice can be justified on the basis of business necessity.

                              Future Requirements

     Statutes and regulations are regularly introduced which contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed stature or regulation will be adopted or the extent to which the business of the Company and the Banks may be affected by such statute or regulation.

                                Monetary Policy

     The earnings of the Company are affected by domestic and foreign economic conditions, particularly by the monetary and fiscal policies of the United States government and its agencies.

     The Federal Reserve has had, and will continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to mitigate recessionary and inflationary pressures by regulating the national money supply. The techniques used by the Federal Reserve include setting the reserve requirements of member banks and establishing the discount rate on member bank borrowings. The Federal Reserve also conducts open market transactions in United States government securities.




Item 2.  PROPERTIES

     The Company's principal office is located at Habersham Bank's Central Habersham office, on Highway 441 North, Cornelia, Georgia. The telephone number of that office is (706) 778-1000.

     Habersham Bank's North Habersham (main) office is located at 201 Washington Street, Clarkesville, Georgia. The telephone number of that office is (706) 778-1000. Habersham Bank also has two full-service branch offices and one limited service office for receiving deposits. Its Central Habersham office is located on Highway 441 North, Cornelia, Georgia, and its South Habersham office is located on Highway 441 By-Pass, Baldwin, Georgia. The Hospitality Center is located at 802 N. Washington Street, Clarkesville, Georgia. Each office has a 24-hour teller machine. Habersham Bank owns its office properties without encumbrance.

     Security State Bank's office is located at 1600 Marietta Highway, Canton, Georgia, and the telephone number of that office is (770) 479-2111. Security State Bank owns its office properties without encumbrance.

     The Advantage Group, Inc.'s principal office is located at Habersham Bank's Central Habersham office, on Highway 441 North, Cornelia, Georgia. The telephone number of that office is (706) 778-1000. BancMortgage Financial Corp.'s principal office is located at 990 Hammond Drive, Suite 1020, Atlanta, Georgia 30328. The telephone number of that office is (770) 804-7208.


Item 3.  LEGAL PROCEEDINGS

     The Company and the Banks are not parties to, nor is any of their property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to their business, and no such proceedings are known to be contemplated by governmental authorities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.


                                   PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

     The common stock of Habersham Bancorp is traded on the NASDAQ Stock Market ("NASDAQ") under the symbol HABC. At December 31, 1995, Habersham
Bancorp had 615 shareholders of record. The following table sets forth the high and low sale prices of the Company's common stock on a quarterly basis since July 17, 1995, the date on which the common stock commenced trading on NASDAQ. This per share information reflects a 5 for 1 stock split in the form of a 400% stock dividend effective May 15, 1995.

        1995                    High      Low
        ----                    ----      ---
     Third Quarter             13.00     10.75
     Fourth Quarter            14.25     12.00


     Prior to July 17, 1995, there was no established trading market for the Habersham common stock. Management was aware of transactions resulting in shares being traded from January 1, 1993 to July 17, 1995 at prices ranging from $7.40 to $8.60 per share (adjusted to reflect the effect of the 5 for 1 stock split).

     Cash dividends were paid semi-annually and were paid at a rate of $.10 per share of common stock in 1995 and $.08 per share on common stock in 1994. The Company plans to pay cash dividends on a quarterly basis in 1996.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

     The following discussion sets forth the major factors that affect the Company's results of operations and financial condition. These comments should be read in conjunction with the consolidated financial statements.

ORGANIZATION

     Habersham Bancorp owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc., and Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp. The Company and its subsidiaries are collectibely referred to as the "Company". The Advantage Group, Inc. is a non-bank subsidiary which engages in the business of providing certain management consulting advice to depository institutions. The Advantage Group, Inc. did not comprise a significant portion of the financial position, results of operations, or cash flows of the Company. Management's discussion and analysis, which follows, relates primarily to Habersham Bank and Security Bank.

RESULTS OF OPERATIONS

     The Company's net income was $2,021,012, $1,658,385 and $1,557,718 for the years ended December 31, 1995, 1994 and 1993, respectively, with related earnings per common and common equivalent share of $.99, $.98 and $.93, respectively. The per share amounts reflect the 5 for 1 stock split effective May 15, 1995. The primary increase in net income for 1995 over 1994 was the acquisition of Security Bank on June 30, 1995. Net income represents a return on average equity of 9.39% for 1995, 10.50% for 1994 and 10.66% for 1993.

     The Company's net income per share of common stock rose 1.02% in 1995 to $.99, up from $.98 per share in 1994 and $.93 per share in 1993.

NET INTEREST INCOME

     Net interest income is the largest single source of income for the Company. Management strives to develop a level of earning asset growth while maintaining and developing a net yield on earning assets which will cover overhead and other costs and provide a reasonable return to our shareholders. Net interest income for 1995 was approximately $9.1 million compared to $7.6 million in 1994 and $7.7 million in 1993.

     Average assets rose approximately $38.6 million or 23.83% in 1995 over 1994, and 5.23% in 1994 over 1993. The 1995 increase was primarily due to the acquisition of Security Bank at June 30, 1995, which increased average assets by approximately $56 million. Net interest income for 1995 increased approximately $1.5 million or 19.96% when compared to 1994 and decreased $.02 million or .24% for 1994 when compared to 1993.

     Interest income increased $4,121,319 in 1995 or 33.14% over 1994, and 1994 and 1993 interest income was approximately the same. The increase in interest income for 1995 resulted primarily from the addition of interest on loans and investments of Security Bank. The average balance of loans for 1995 increased by $24,718,977 from 1994 with the average interest rate on loans of approximately 10.54% in 1995, 9.8% in 1994 and 9.7% in 1993. The average balance of investment securities increased $5,544,674 or 11.36%. The average balance of federal funds sold in 1995 increased $4,416,833 or 147.27% over 1994 and carried an average interest rate of 4.75% in 1995, 4.32% in 1994 and 3.30% in 1993.

     The increase in interest expense for 1995 of $2,597,541 over 1994 resulted primarily from the addition of interest expense on Security Bank deposits from June 30, 1995. Average short-term and other borrowings increased by approximately $1.4 million or 107.26% over 1994 as a result of the Company's decision to increase its Federal Home Loan Bank advances by approximately $1.5 million in 1995. The average balance of deposits for 1995 increased 21.29% over 1994 and 1994 increased 4.94% over 1993, with the average rate paid increasing to 1.05% in 1995 from 3.68% in 1994 and 3.84% in 1993.

     The interest margin of the Company, the spread between interest income and interest expense, was 4.87% in 1995, 5.08% in 1994 and 5.39% in 1993. Careful management of deposit and loan growth and pricing has allowed the Company to average a net interest margin of approximately 5.1% over the last three years.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSES AND AVERAGE YIELDS EARNED AND RATES PAID

     The following table sets forth the consolidated average balance sheets for the Company. This information is presented for the years ended December 31, 1995, 1994 and 1993.

                                   1995         1994          1995        1994       1995        1994
                                  AVERAGE      AVERAGE       YIELD/      YIELD/     INCOME      INCOME
                                  BALANCE      BALANCE        RATES       RATES    (EXPENSE)   (EXPENSE)
ASSETS
Cash and due from banks          $  5,118,340  $  5,113,163
Interest bearing balances
     with other banks                 847,000       631,012   4.52%       6.27%  $    38,281  $     39,561
Federal funds sold                  7,416,000     2,999,167   4.75%       4.32%      352,521       129,640
Investment securities:
     Taxable                       34,917,011     30,554,17   5.86%       5.33%    2,044,608     1,628,829
     Non-taxable                   19,457,262    18,275,423   5.57%       5.78%    1,083,349     1,056,133
                                 ------------  ------------
     Total investment securities   54,374,273    48,829,599

Loans, net (taxable)(1)(2)        122,451,274    97,732,297  10.54%       9.80%   12,901,162     9,580,514
Premises & equipment                3,980,079     3,138,724
Other assets                        6,195,447     3,372,902
                                 ------------  ------------                      -----------  ------------
     TOTAL                       $200,382,413  $161,816,864   8.87%       8.28%   16,419,921    12,434,677
                                 ============  ============                      -----------  ------------
LIABILITIES
Demand deposit accounts          $ 21,439,057  $ 14,067,454
Money market & NOW                 35,706,305    36,267,136   3.02%       2.52%   (1,077,322)     (913,911)
Savings accounts                    6,542,031     5,247,192   2.52%       2.82%     (164,639)     (148,197)
Certificates of deposit           108,190,308    86,130,065   5.43%       4.22%   (5,870,006)   (3,635,738)
Treasury tax and short-term
     and other borrowings           4,339,038     3,039,712   6.60%       3.39%     (286,507)     (103,086)
Other liabilities                   2,645,613     1,276,447
                                 ------------  ------------
     TOTAL                        178,862,351   146,028,006   4.78%       3.67%   (7,398,474)   (4,800,932)

Shareholders' Equity               21,520,062    15,788,858
                                 ------------  ------------
TOTAL LIABILITIES & EQUITY       $200,382,413  $161,816,864
                                 ============  ============

NET YIELD ON INTEREST EARNING ASSETS                          4.87%       5.08%  $ 9,021,447  $  7,633,745
                                                                                 ===========  ============

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSES AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED


                                         1993                   1993               1993
                                        AVERAGE                YIELD/             INCOME
                                        BALANCE                 RATES            (EXPENSE)
ASSETS
Cash and due from banks               $  4,742,654
Interest bearing balances
     with other banks                      804,679            4.82%            $    38,746
Federal funds sold                       2,173,667            3.30%                 71,705
Investment securities:
     Taxable                            19,628,106            6.13%              1,165,243
     Non-taxable                        15,956,180            6.33%              1,010,857
                                      ------------
     Total investment securities        35,584,286

Loans, net (taxable)(1)(2)             103,336,660            9.72%             10,043,542
Premises & equipment                     3,471,295
Other assets                             3,658,429
                                      ------------                             -----------
     TOTAL                            $153,771,670            8.72%             12,330,093
                                      ============                             -----------
LIABILITIES
Demand deposit accounts               $ 14,808,391
Money market & NOW                      28,660,269            2.68%               (769,086)
Savings accounts                         4,927,940            2.85%               (140,600)
Certificates of deposit                 86,639,094            4.28%             (3,709,863)
Treasury tax and short-term
     and other borrowings                2,796,799            2.08%                (58,058)
Other liabilities                        1,328,921
                                      ------------
     TOTAL                             139,161,414            3.80%             (4,677,607)
                                                                               -----------
Shareholders' Equity                    14,610,256
                                      ------------
TOTAL LIABILITIES & EQUITY            $153,771,670
                                      ============

NET YIELD ON INTEREST EARNING ASSETS                          5.39%            $ 7,652,486
                                                                               ===========

(1) Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 1995, 1994 AND 1993.

(2) Loan fees of $264,180, $275,541 and $324,406 are included in interest income for the years ended December 31, 1995, 1994 and 1993, respectively.

     The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:


                                            1995 as compared to 1994                   1994 as compared to 1993
                                           Increase (Decrease) due to                  Increase (Decrease) due to
                                         Net        Rate(1)      Volume(1)      Net              Rate(1)       Volume(1)
                                    --------------------------------------      -----------------------------------------
INTEREST BEARING ASSETS
     Interest bearing balances
     with other banks               $   (1,280)  $  (14,822)    $   13,542    $      815    $     9,186     $   (8,371)
     Investment securities:
     Taxable                           415,779      183,240        232,539       463,586       (206,182)       669,768
     Non-taxable                        27,216      (41,094)        68,310        45,276       (101,532)       146,808
                                    ----------   ----------     ----------    ----------    -----------     ----------
     Total investment securities       442,995      142,146        300,849       508,862       (307,714)       816,576

     Federal funds sold                222,881       32,074        190,807        57,935         30,693         27,242
     Loans, gross (taxable)          3,320,648      898,188      2,422,460      (463,028)        81,716       (544,744)
                                    ----------   ----------     ----------    ----------    -----------     ----------

     TOTAL INTEREST INCOME           3,985,244    1,057,586      2,927,658       104,584       (186,119)       290,703
                                    ----------   ----------     ----------    ----------    -----------     ----------

INTEREST BEARING LIABILITIES
     Money market & NOW                163,411      177,544        (14,133)      144,825        (59,039)       203,864
     Savings accounts                   16,442      (20,072)        36,514         7,597         (1,502)         9,099
     Certificates of deposit         2,234,268    1,303,326        930,942       (74,125)       (52,339)       (21,786)
     Short-term and
     other borrowings                  183,421      139,374         44,047        45,028         39,975          5,053
                                    ----------   ----------     ----------    ----------    -----------     ----------
     TOTAL INTEREST EXPENSE          2,597,542    1,600,172        997,370       123,325        (72,905)       196,230
                                    ----------   ----------     ----------    ----------    -----------     ----------
NET INTEREST INCOME                 $1,387,702   $ (542,586)    $1,930,288    $  (18,741)   $  (113,214)    $   94,473
                                    ==========   ==========     ==========    ==========    ===========     ==========

(1) The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

OTHER INCOME AND OTHER EXPENSE

     Non-interest income in 1995 increased $164,174 or 13.60% as compared to 1994 and increased $289,288 or 31.52% in 1994 as compared to 1993. The 1995 increase was primarily due to the addition of Security Bank's non-interest income for the third and fourth quarters of 1995. The 1994 increase in other income resulted primarily from the gain on sale of other real estate of $104,000, gains on sales of securities of $25,000 and approximately $89,000 of income relating to sales of the guaranteed portion of loans guaranteed by the U.S. Small Business Administration.

     Other non-interest expense increased by approximately $1,210,462 or 18.29% as compared to 1994 and increased approximately $289,961 or 4.6% in 1994 as compared with 1993. The increase for 1995 is primarily due to the addition of Security Bank's expenses for the third and fourth quarters of 1995. Other increases are generally attributable to normal salary increases and higher occupancy expenses for each year.

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses is intended to create an adequate allowance for potential losses in the loan portfolio at the end of each reporting period. The provision for loan losses was $ 98,043 in 1995 as compared to $208,096 in 1994 and $249,765 in 1993. The Company's allowance for loan losses was $2,335,788 at December 31, 1995, which was 1.61% of year-end loans and 103.8% of total nonperforming loans as compared to $1,744,335 at December 31, 1994, which was 1.73% of year-end loans and 92% of total nonperforming loans.

     At December 31, 1995, loans over 90 days past due and non accrual loans totaled $1,280,683 or .88% of gross outstanding loans as compared to $764,839 or .76% at December 31, 1994.

     The provision for loan losses provided in 1995 was approximately $110,000 less than the amount provided in 1994 and the amount provided in 1994 was approximately $ 42,000 less than the amount provided in 1993. These changes were the result of management's valuation of the loan portfolio at each year end.

     Net charge-offs amounted to $134,961 in 1995, representing .11% of average loans, as compared to $65,633 in 1994, representing .07% of average loans and $351,455 in 1993, representing .34% of average loans.

     The following table summarizes, for the five years ended December 31, 1995, selected information related to the allowance for loan losses:


                                                    1995            1994            1993             1992              1991
Balance of allowance for
     loan losses at beginning of period       $  1,744,335      $ 1,601,902    $  1,703,592     $  1,265,939      $  1,438,052
                                              ------------      -----------    ------------     ------------      ------------
Balance of allowance of Security
     Bank at June 30, 1995                         628,371
Loans charged-off:
Commercial, financial & agricultural               (22,252)         (37,146)       (250,732)          (4,898)         (627,745)
Real Estate - construction
Real Estate - mortgage                             (47,110)         (17,011)                          (4,507)          (21,905)
Installment loans to individuals                   (44,242)         (49,962)        (45,433)         (97,048)          (62,396)
Other                                              (62,230)         (21,025)        (80,262)         (50,875)          (34,721)
                                              ------------      -----------    ------------     ------------      ------------
     Total charged-off loans                      (175,834)        (125,144)       (376,427)        (157,328)         (746,767)
                                              ------------      -----------    ------------     ------------      ------------
Recoveries:
Commercial, financial & agricultural                 5,566            1,893                            5,517             5,776
Real Estate - construction
Real Estate - mortgage                               1,610            4,772
Installment loans to individuals                    17,429           15,387          11,917           12,776            12,880
Other                                               16,268           37,429          13,055           11,688             4,266
                                              ------------      -----------    ------------     ------------      ------------
     Total recoveries                               40,873           59,481          24,972           28,981            22,922
                                              ------------      -----------    ------------     ------------      ------------
Net charge-offs                                   (134,961)         (65,663)       (351,455)        (128,347)         (723,845)

Additions to allowance                              98,043          208,096         249,765          566,000           551,732
                                              ------------      -----------    ------------     ------------      ------------
Balance of allowance for
     loan losses at end of period             $  2,335,788      $ 1,744,335    $  1,601,902     $  1,703,592      $  1,265,939
                                              ============      ===========    ============     ============      ============
Average amount of loans                       $122,451,274      $97,723,297    $103,336,660     $101,181,597      $103,581,778
                                              ============      ===========    ============     ============      ============
Ratio of net charge-offs during the
     period to average loans outstanding
     during the period                                 .11%             .07%            .34%             .13%              .70%

Ratio of allowance to year-end loans                  1.61%            1.73%           1.54%            1.62%             1.22%

     The Company's provision for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant amounts, management's review consists of evaluations of the borrowers' strength, value of the related collateral, and other factors. This evaluation is made by classifying loans based on values assigned to each of the aforementioned variables. These classifications are assigned by the loan review area and are reviewed by the Board of Directors. Totals by loan classification, along with related historical loss ratios, are used to determine the allowance required to provide for potential losses. The review of groups of loans, which are individually insignificant, is based upon delinquency status of the group, lending policies and previous collection experience of each category. The effects of current conditions on specific industries or classes of borrowers are also considered in determining allowance for loan loss requirements. Management believes such allowance is adequate to absorb future losses on loans outstanding at December 31, 1995.

     The risk associated with loans varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule is an element considered for all types of loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions.

     The approximate anticipated amount of loan charge-offs by category during 1996 is as follows:

Commercial, financial & agricultural       $100,000
Real estate - construction and mortgage      50,000
Installment loans to individuals            100,000
                                           --------
     Total                                 $250,000
                                           ========

LOANS

     Loans increased approximately $45 million or 44.2% when compared to 1994. Approximately $34 million is attitbutable to Security Bank's loan portfolio and approximately $10 million is due to the purchase of participation loans. The composition of the Bank's loan portfolio changed during 1995 due to the addition of Security Bank's loan portfolio. Construction loans increased by approximately $11 million or 196.7% when compared to 1994, commercial loans increased by approximately $4.4 million or 33.5% when compared to 1994, and real estate secured loans increased by approximately $27 million or 39.7% when compared to 1994.

     The decrease in loans of approximately $3.3 million or 3.2% in 1994 when compared to 1993 is due primarily to the sale of loans related to poultry farms.

     The amount of loans outstanding for the five years ended December 31, 1995 is set forth in the following table according to type of loan. The Company had no foreign loans at December 31, 1995 and 1994.


                                         1995               1994             1993              1992              1991
                                         ----               ----             ----              ----              ----
Commercial, financial &
     agricultural                     $ 17,945,695       $ 13,653,109      $ 19,006,561      $ 20,719,893     $ 18,642,444
Real Estate - construction              16,512,884          5,564,753         5,112,344         6,447,313       16,647,784
Real Estate - mortgage                  96,361,817         68,992,708        68,830,196        66,218,750       58,396,667
Installment loans to individuals        14,613,500         12,637,913        11,204,998        11,718,479       10,364,626
                                      ------------       ------------      ------------      ------------     ------------
     TOTAL                            $145,433,896       $100,848.483      $104,154,099      $105,104,435     $104,051,521
                                      ============       ============      ============      ============     ============

     The following table sets forth the maturities and sensitivities of loans to changes in interest rates.

                                                     DUE AFTER
                                    DUE IN          ONE THROUGH                DUE AFTER
LOAN MATURITY:                      ONE YEAR         FIVE YEARS                FIVE YEARS                    TOTAL
                                    --------        -----------                ----------                    -----
Commercial, financial
     & agricultural                 $ 8,047,174     $4,410,795                 $5,487,726                  $17,945,695
Real Estate - constr.                14,618,191        767,666                  1,127,027                   16,512,884
                                    -----------     ----------                 ----------                  -----------
     TOTAL                          $22,665,365     $5,178,461                 $6,614,753                  $34,458,579
                                    ===========     ==========                 ==========                  ===========

LOAN INTEREST RATE SENSITIVITY:

Selected loans with:
     Predetermined
     interest rates                 $11,505,992     $3,726,723                 $  728,079                  $15,960,794
Floating or adjustable
     interest rates                  11,159,373      1,451,738                  5,886,674                   18,497,785
                                    -----------     ----------                 ----------                  -----------
     TOTAL                          $22,665,365     $5,178,461                 $6,614,753                  $34,458,579
                                    ===========     ==========                 ==========                  ===========

NONPERFORMING ASSETS AND PAST DUE LOANS

     Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets increased $414,388 at December 31, 1995 or 13.57% from December 31, 1994. This increase was primarily due to the inclusion of Security Bank's nonperforming assets.

     The following table sets forth the totals of nonperforming assets, selected ratios and accruing loans past due 90 days or more for the five years ended December 31, 1995.


Nonperforming assets:                     1995                1994               1993            1992         1991
                                          ----                ----               ----            ----         ----
Nonaccrual                                $1,022,683          $  568,822         763,425         $1,588,462   $1,545,094
Restructured loans                         1,227,411           1,318,790       1,169,987            132,281
Other real estate owned                    1,217,860           1,165,954       1,180,431          2,028,908    1,350,014
                                          ----------          ----------      ----------         ----------   ----------
     Total Nonperforming assets           $3,467,954          $3,053,566      $3,113,843         $4,940,211   $2,895,108
                                          ==========          ==========      ==========         ==========   ==========
Ratios:
     Nonperforming assets to total loans        2.38%               3.03%           2.99%              4.70%        2.78%
     Nonperforming assets to total loans
     plus other real estate owned               2.36%               2.99%           2.96%              4.61%        2.75%
     Allowance to nonperforming assets         67.35%              57.12%          51.44%             34.48%       43.73%

Accruing loans past due 90 days or
     more                                   $258,000            $196,017        $196,864           $325,041     $240,663

     Accrual of interest is discontinued when either principal or interest becomes 90 days past due, or earlier when, in management's opinion, collectability of such interest is doubtful unless it is both well secured and in process of collection. Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $214,523 in 1995 and $268,713 in 1994 compared with interest income recognized of $164,015 and $214,700, respectively.

     At December 31, 1995, the Company had no significant loans which management designated as potential problem loans which have not been disclosed above as nonnatural or past due loans.

     The Company had impaired loans of $568,822 and $1,022,683 as of December 31, 1994 and 1995, respectively. No allowance was necessary for such loans under the provisions of such statements. The interest income recognized on such loans for the twelve months ended December 31, 1995 was $57,416.

     Habersham Bank held a concentration of loans at December 31, 1995 which totaled approximately $24 million, and approximately 16.78% of total net loans that consisting of mortgages for agribusiness purposes in the poultry industry. As of December 31, 1995, Security Bank loans for residential construction purposes totaled approximately $15.5 million.

INVESTMENT SECURITIES

     The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 1995, approximately $40.3 million of investment securities were classified as available for sale. Approximately $208,000 of unrealized gain was included in Shareholders' Equity related to the available for sale investment securities.

     The following table sets forth the carrying amounts of investment securities at December 31, 1995 and 1994.


                                           1995             1994
Investment securities
     available for sale:
     U.S. Treasury                     $ 3,811,579      $ 5,671,680
     U.S. Government agencies           26,742,352       17,021,102
     States & political subdivisions     9,059,417        5,192,169
     Other investments                     699,961          644,728
                                       -----------      -----------
     Total                             $40,313,309      $28,529,679
                                       ===========      ===========

Investment securities
     held to maturity:
     U.S. Treasury                     $   199,634      $   198,698
     U.S. Government agencies            3,407,647        5,724,080
     States & political subdivisions    12,545,318       13,176,349
     Other investments                   1,345,592        2,520,377
                                       -----------      -----------
     Total                             $17,498,191      $21,619,504
                                       ===========      ===========

     In December 1995, in accordance with the "Guide to the Implementation of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities", the Company reclassified certain investments with an unamortized cost of $5,569,161 and a market value of $5,848,273 as available for sale. The reclassification resulted in an unrealized gain of approximately $279,112.

     The following tables set forth the maturities of investment securities at December 31, 1995 and the related weighted yields of such securities on a tax equivalent basis (assuming a 34% tax rate).


                                                        one year               1-5                5-10              after 10
                                                        or less               years               years               years
                                                        --------              -----               -----             ---------
Investment securities available for sale:

Carrying Value:
     U.S. Treasury                                      $3,010,877            $ 800,702
     U.S. Government agencies                            2,350,642           14,051,149           $2,660,394        $7,680,167
     States & political subdivisions                       531,791            5,321,765            2,620,843           585,018
     Other investments                                                                                                 699,961

Weighted average yields:
     U.S. Treasury                                            5.55%                5.43%
     U.S. Government agencies                                 5.17%                5.89%                7.38%             6.55%

     States & political subdivisions                          5.29%                6.26%                6.05%             6.13%

Investment securities held to maturity:

Carrying Value:
     U.S. Treasury                                      $  199,634
     U.S. Government agencies                              207,496            2,082,704             $863,805          $253,642
     States & political subdivisions                     1,699,175            6,776,588            3,843,261           226,294
     Other investments                                     299,000              198,000                                848,592

Weighted average yields:
     U.S. Treasury                                            6.01%
     U.S. Government agencies                                 6.71%                5.89%                7.37%             8.96%
     States & political subdivisions                          4.88%                5.25%                5.20%             6.13%

     No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's equity capital at December 31, 1995.

     At December 31, 1993, the Company adopted the provisions of SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" under which an unrealized gain on investment securities available for sale of approximately $.3 million was recorded in shareholders' equity.

GOODWILL AND OTHER INTANGIBLE ASSETS

     Goodwill and other intangible assets increased approximately $3.4 million due to the acquisition of Security Bank effective at June 30, 1995. Intangible assets consisting of a premium on core deposits of approximately $.4 million and goodwill of $3 million were recorded in connection with the acquisition.

DEPOSITS

     Average deposits increased approximately $30 million and increased $6.7 million during 1995 and 1994, respectively.

     The Company's loan to deposit ratio based on average balances during each year was 71.24%, 68.2%, and 75.8% in 1995, 1994 and 1993, respectively.
Management anticipates maintaining a loan to deposit ratio between 70% and 80% in 1996.

     The following table sets forth the average amount of deposits for the Company which exceed 10% of average total deposits for the years ended December 31, 1995 and 1994.


                                  1995              1994              1993             1992              1993
                                  ----              ----              ----             ----              ----

                                 AVG. AMT.        AVG. AMT.         AVG. AMT.         AVG. AMT          AVG. AMT.
                                OUTSTANDING      OUTSTANDING       OUTSTANDING       OUTSTANDING       OUTSTANDING
Interest bearing
     demand deposits            $ 35,706,305      $36,267,136       $28,660,269      $24,421,278       $ 20,170,957
Noninterest bearing
     demand deposits              21,439,056       14,067,454        14,808,391       15,297,601         13,891,823
Time certificates of
     deposits                    108,190,308       86,130,065        86,639,094       97,886,292        101,345,710


                                   AVG.               AVG.               AVG.             AVG.              AVG.
                                   RATE               RATE               RATE            RATE               RATE
Interest bearing
     demand deposits               3.02%              2.52%              2.68%            3.17%             4.87%
Noninterest bearing
     demand deposits                 N/A               N/A                 N/A             N/A               N/A
Time certificates of
     deposits                      5.43%              4.22%              4.28%            5.71%             7.26%

     At December 31, 1995, time certificates of deposit of $100,000 or more totaled $28,264,502. The maturities of all time certificates of deposit over $100,000 are as follows:

     3 months or less               $11,061,712
     Over 3 through 6 months         12,035,852
     Over 6 through 12 months         5,166,938
                                    -----------
     Total                          $28,264,502
                                    ===========

OTHER BORROWINGS

     Other borrowings increased $2.2 million from year-end 1994 to year-end 1995 as a result of borrowings from the Federal Home Loan Bank. Other borrowings decreased $1.0 million from year-end 1994 to 1993 as a result of repayment of borrowings from the Federal Home Loan Bank.

CAPITAL RESOURCES

     Habersham Bank and Security Bank have consistently maintained capital ratios well above regulatory requirements. Banking regulators measure capital adequacy using a ratio of shareholders' equity, excluding any unrealized gain or loss on investment securities available for sale to total risk weighted assets, known as Tier I Capital. Also used is a ratio of shareholders' equity excluding any unrealized gain or loss of investment securities available for sale plus the allowance for loan losses to total risk weighted assets, known as Tier II Capital. Additionally, the regulators have also established an additional capital adequacy guideline referred to as the Tier I leverage ratio that measures the ratio of shareholders' equity excluding any unrealized gain or losses on investment securities available for sale to average quarterly assets. The following table sets forth the Banks' ratios.

                      Habersham Bank    Security Bank        Regulatory
                                                             Requirement
Tier I Capital              11.91%            15.14%            4%
Tier II Capital             13.16%            16.39%            8%
Tier I Leverage Ratio        9.23%            11.58%            4%

     Treasury stock activity consisted of 38,000 shares sold from the Treasury at a per share price of $6.78 in 1995 and 41,447 shares acquired upon the acquisition of Security Bank at a per share price of $6.33. Treasury stock activity consisted of 16,740 shares sold from the Treasury at a per share price of $ 7.02 in 1994.

     Cash dividends were paid at a rate of $.05 per share in June 1995 and $.05 per share in December 1995. Cash dividends were paid at a rate of $.08 per share for 1994 and $.08 per share for 1993.

     Effective May 15, 1995, the Company declared a 5 for 1 stock split of its common stock effected in the form of a 400% stock dividend. In addition, effective April 15, 1995, the Company changed the par value of its common stock from $2.50 to $1.00 per share and increased the number of authorized shares of common stock to 10,000,000 shares. All references to share and per share amounts have been retroactively adjusted to reflect the split. Also, retroactively, $875,000 has been charged to Additional Paid-in Capital and credited to Common Stock to reflect the stock split and the change in par value.

     While management believes that the current level of capital is sufficient for current and foreseeable needs of the Company, capital needs are continually evaluated by management.

     Management is not aware of any required regulatory changes, or any recommendation by any regulatory authority which will have a material effect on the Company's liquidity, capital or results of operations.

INTEREST RATE SENSITIVITY

     The objective of asset and liability management is to maintain an optimum match of maturities and interest sensitivity between loans, investment securities and deposits. In order to obtain this optimum match, adjustable rate loans and maturity matched investments are used.

     The Bank's historical performance in various economic climates assist management in making long-term asset/liability decisions for the bank.

     The interest rate sensitivity analysis below has a negative one year gap of approximately $8.2 million (excess of interest bearing liabilities to
earning assets repricing within one year).   However, the Bank's experience has
shown that NOW, IMMA and Savings deposits of approximately $45 million are not rate sensitive.

     The time period indicated in the table represents the shorter of the time remaining before the asset or liability either matures or can be repriced. The principal amounts for each asset and liability are shown in the period in which it matures or reprices. The rate indicated represents the effective yield. Funds from loan principal payments and anticipated loan repayments are included in the period in which they are anticipated to be received. Savings, NOW, and IMMA accounts have been included in due in one year.


INTEREST RATE SENSITIVITY ANALYSIS

                                                   DUE IN           DUE AFTER           DUE AFTER
                                     YIELD/        ONE              ONE THROUGH         FIVE THROUGH   DUE AFTER
EARNING ASSETS:                      RATE          YEAR             FIVE YEARS          TEN YEARS      TEN YEARS         TOTAL
                                     -----------------------------------------------------------------------------------------------
Investment securities:
 Taxable investment securities and
   interest bearing balances with
   other banks                       5.83%        $  6,067,649     $ 17,132,555        $ 3,524,199     $ 9,482,362      $ 36,206,765
 States & political subdivisions     5.57%           2,230,966       12,098,353          6,464,104         811,312        21,604,735
 Loans                              10.54%         115,137,839       25,836,970          4,459,087                       145,433,896
 Federal funds sold                  4.75%           9,790,000                                                             9,790,000
                                    -----         ------------     ------------        -----------     -----------      ------------
     Total earning assets            8.97%         133,226,454       55,067,878         14,447,390      10,293,674       213,035,396
                                    -----         ------------     ------------        -----------     -----------      ------------

INTEREST BEARING LIABILITIES:

Deposits:
     Money Market and NOW            3.02%          37,183,366                                                            37,183,366
     Savings                         2.52%           7,901,172                                                             7,901,172
     Certificates of Deposit         5.43%          93,251,020       33,590,699             30,126                       126,871,845
     Short term borrowings           6.60%           3,096,601        2,200,000                                            5,296,601
                                    -----         ------------     ------------        -----------     -----------      ------------
     Total interest bearing
      liabilities                    4.78%        $141,432,159      $35,790,699             30,126                       177,252,984
                                    -----         ------------     ------------        -----------     -----------      ------------
INTEREST RATE SPREAD                 4.87%
                                    =====

Excess (deficiency) of earning assets
     over (to) interest bearing liabilities        $(8,205,705)     $19,277,179        $14,417,264     $10,293,674       $35,782,412
                                                   ===============================================     ===========       ===========
Cumulative Gap                                     $(8,205,705)     $11,071,474        $25,488,738     $35,782,412

Ratio of cumulative gap to
     total cumulative earning assets                      6.16%            5.88%             12.57%          16.80%

Ratio of earning assets to
     interest bearing liabilities                        94.20%          153.86%          47956.55%


INFLATION

     The Company's assets and liabilities are generally monetary in nature. Therefore, interest rates have a greater impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

LIQUIDITY

     The Company's liquidity program is designed and intended to provide guidance in funding the credit and investment activities of the affiliate banks while at the same time ensuring that the deposit obligations of the affiliate banks are met on a timely basis. In order to permit active and timely management of assets and liabilities, these accounts are monitored regularly in regard to volume, mix and maturity. Habersham Bank's liquidity policy requires a minimum ratio of 20% of cash and certain short-term investments to net withdrawable deposit accounts and Security Bank's liquidity policy requires a minimum of 30%. The following table lists the liquidity ratios for the Banks.

                                          1995           1994
                                          ----           ----
               Habersham Bank            35.03%         33.15%
               Security State Bank       32.17%         21.50%

ACCOUNTING PRONOUNCEMENTS

     In March 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" ("SFAS 121"). SFAS 121 addresses issues surrounding the measurement and recognition of losses when the value of certain assets has been deemed to be permanently impaired. The Company plans to adopt SFAS 121 in 1996 and believes that there will be no material effect on its financial position or results of operations from adopting SFAS 121.

     In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123, "Accounting for Stock Based Compensation" ("SAFS 123"). SFAS 123 establishes a method of accounting for stock compensation plans based on fair value of employee stock options and similar equity instruments. Adoption of a fair value method of accounting is not required and the Company plans to continue accounting for stock based compensation using the Accounting Principles Board Opinion No. 25 ("Accounting for Stock Issued to Employees") method which is based on the intrinsic value of equity instruments. In this case SFAS 123 requires disclosure of pro forma net income and earnings per share as if a fair value method included in SFAS 123 had been used to measure compensation cost and the Company will provide this information beginning in 1996.

NEW SUBSIDIARY

     On January 2, 1996, Habersham Bank formed a new subsidiary, BancMortgage Financial Corp ("BancMortgage"). BancMortgage will be a full service mortgage lender and servicer located in the North Atlanta Metropolitan area. BancMortgage received approval from the Department of Banking and Finance of the State of Georgia to begin business on January 26, 1996 and expects to be in operation by February 1, 1996.

NEW LEGISLATION

     On January 25, 1996, the State of Georgia Legislature passed legislation allowing a bank to establish three branches during the period from July 1, 1996 through June 30, 1998 in counties in Georgia in which the bank presently does not have a branch. If the bank is part of a bank holding company, all holding company bank affiliates will be treated as one, and the holding company group will be limited to opening three de novo branches in three new counties. Effective July 1, 1998, the legislation will allow a bank to branch anywhere in Georgia, subject to regulatory approval. The bill must be signed by the Governor of Georgia before the legislation will become effective. This legislation is not expected to have an adverse effect on the results of operation of the Company.



Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company as of December 31, 1995 and 1994, and the related consolidated statements of income, shareholders' equity and of cash flows and notes to the consolidated financial statements for each of the three years in the period ended December 31, 1995, and the report issued thereon by the Company's independent public accountants, appear in the Annual Report, on pages 9 through 12 and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III
Item 9. DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a)

     Information concerning the Company's directors and executive officers appears in the Proxy Statement under the headings "Stock Owned by
 Management","Election of Directors - Nominees," "Executive Officers" and "Certain Transactions" is incorporated by reference herein.

Item l0.  EXECUTIVE COMPENSATION

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

Exhibit No.                  Document
-----------                  --------

 3.1 Amended and restated Articles of Incorporation of Habersham Bancorp, as amended. (1)

 3.2 By-laws of Habersham Bancorp, as amended as of November 20, 1989 (2) and as of March 16, 1991. (3)

10.1 Habersham Bancorp Savings Investment Plan, as amended and restated March 17, 1990, and the related Trust Agreements, as amended March 17, 1990. (2)

10.2 Habersham Bancorp Incentive Stock Option Plan, as amended February 26, 1994. (4)

10.3    Habersham Bancorp Outside Directors Stock Option Plan. (5)

10.4    Habersham Bancorp 1996 Incentive Stock Option Plan.

13.0 Financial statements and notes thereto contained in the Habersham Bancorp 1995 Annual Report.

21.0    Subsidiaries of Habersham Bancorp.


23.0    Consent of Independent Auditors.


24.0    A Power of Attorney is set forth on the signature page to this Form
        10-KSB.

27.0    Financial Data Schedule (for SEC use only).


(1) Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to the Registrants's Registration Statement on Form S-4 (Regis. No. 33-57915).

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

(5) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-13153).

Executive Compensation Plans and Arrangements


     The following is a list of all of the Registrant's plans, management contracts and compensatory arrangements filed herewith or incorporated herein by reference, together with the location of each such plan, contract or arrangement.


Title                                                                         Location
-----                                                                         --------
Habersham Bancorp Savings Investment Plan,                                  Exhibit 10.1 in the
as amended and restated March 7, 1990,                                      Registrant's Annual Report
and the related Trust Agreements, as amended                                on Form 10-K for the year
March 17, 1990                                                              ended December 31, 1989.

Habersham Bancorp Incentive Stock Option                                    Exhibit 10.2 in the
Plan, as amended February 26, 1994.                                         Registrant's Annual Report
                                                                            on Form 10-KSB for the year
                                                                            ended December 31, 1993.

Habersham Bancorp Outside Directors                                         Exhibit 10.3 in the
Stock Option Plan.                                                          Registrant's Annual Report
                                                                            on Form 10-KSB for the year
                                                                            ended December 31, 1994.

Habersham Bancorp 1996 Incentive                                            Exhibit 10.4 in this Annual
Stock Option Plan.                                                          Report on Form 10-KSB.

  (b)  Reports on Form 8-K:

       No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1995.

                                  SIGNATURES
     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        HABERSHAM BANCORP (Registrant)

By:  /s/ David D. Stovall            Date:   March 28, 1996
     -----------------------              -------------------
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

     Signature                            Title                                      Date
     ---------                            -----                                      ----
/s/ Thomas A. Arrendale, Jr.       Chairman of the Board                        March 28, 1996
----------------------------         and Director

/s/ Thomas A. Arrendale, III       Vice Chairman of the Board                   March 28, 1996
----------------------------         and Director

/s/ David D. Stovall               Director, President and                      March 28, 1996
----------------------------         Chief Executive Officer *

/s/ James Holcomb                  Director                                     March 28, 1996
----------------------------


/s/ James A. Stapleton, Jr.        Director                                     March 28, 1996
----------------------------


/s/ Ken White                      Director                                     March 28, 1996
----------------------------


/s/ Calvin R. Wilbanks             Director                                     March 28, 1996
----------------------------

* Principal financial officer, principal executive officer, controller and principal accounting officer.

                                EXHIBIT INDEX


                                                                                                            Sequentially
                                                                                                              Numbered
Exhibit No.               Document                                                                              Page
-----------               --------                                                                          -------------
     3.1          Amended and restated Articles of Incorporation of Habersham Bancorp,  as amended (1).          N/A

     3.2          By-laws of Habersham Bancorp, as amended as of November 20, 1989 (1) and as of March
                  16, 1991 March 16, 1991 (2)..........................................................          N/A

     10.1         Habersham Bancorp Savings Investment Plan, as amended and restated March 17, 1990, and
                  the related Trust Agreements, as amended (1) ........................................          N/A

     10.2         Habersham Bancorp Incentive Stock Option Plan, as amended February 26, 1994 (3)......          N/A

     10.3         Habersham Bancorp Outside Directors Stock Plan (4)...................................          N/A

     10.4          Habersham Bancorp 1996 Incentive Stock Option Plan..................................          38

     13.0          Financial statements and notes thereto contained in the Habersham Bancorp 1995
                   Annual Report ......................................................................          47

     21.0          Subsidiaries of Habersham Bancorp ..................................................          72

     23.0          Consent of Independent Auditors ....................................................          73

     24.0          A Power of Attorney is set forth on the
                   signature page to this Form 10-KSB .................................................          36

     27.0          Financial Data Schedule (for SEC use only)..........................................          74


(1) Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915).

(2) Incorporated herein by reference to exhibit of same number in the Registrant Annual Report on Form 10-K for the year ended December 31, 1989.

(3) Incorporated herein by reference to exhibit of same number in the Registrant Annual Report on Form 10-K for the year ended December 31, 1991.

(4) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993.

(5) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994.