Form 10QSB
period 1996-03-31
HABERSHAM BANCORP
filed 1996-05-10
CIK 754597

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB

      x                 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
    ------              SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended March 31, 1996

    ------ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from                   to
                                    ------------------   ---------------------

                         Commission file number 0-13153

                               HABERSHAM BANCORP
- -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

             Georgia                                      58-1563165
- -------------------------------------------------------------------------------
 (State of other jurisdiction of                        (I.R.S. Employer
 incorporation or organization)                        Identification No.)

Highway 441 N., P.O. Box 1980, Cornelia, Georgia               30531
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

                                      Yes   x       No
                                          ------        ------

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

    2,325,781 shares, common stock, $1.00 par value, as of March 31, 1996

Item. 1   Financial Statements

HABERSHAM BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                         MARCH 31, 1996  DECEMBER 31, 1995
ASSETS                                    (Unaudited)
Cash and due from banks ..................  $  5,156         $  6,598
Federal funds sold .......................    13,600            9,790
Investment securities available for sale
  (estimated cost of $37,713 at March 31,
  1996 and $40,035 at December 31, 1995...    37,833           40,313
Investment securities held to maturity
  (estimated market value of $16,826 at
  March 31, 1996, and $17,677 at
  December 31, 1995) .....................    16,779           17,498

Loans held for sale ......................     2,945

Loans ....................................   150,713          145,434
  Less:  Unearned income .................       (55)             (44)
         Allowance for loan losses .......    (2,411)          (2,336)
                                            --------         --------
    Loans, net ...........................   148,247          143,054
                                            --------         --------

Intangible assets ........................     3,485            3,397
Other assets .............................     9,710            8,936
                                            --------         --------
    TOTAL ASSETS .........................  $237,755         $229,586
                                            ========         ========

LIABILITIES
Non-interest bearing deposits ............  $ 23,001         $ 23,129
Interest bearing deposits ................   180,401          171,956
Short-term borrowings ....................     1,548            1,597
Other borrowings .........................     3,719            3,700
Other liabilities ........................     2,782            3,299
                                            --------         --------
    TOTAL LIABILITIES ....................   211,451          203,681
                                            --------         --------

SHAREHOLDERS' EQUITY (Note 3)
Common stock, $1.00 par value,
 10,000,000 shares authorized;
  2,403,974 shares issued ................     2,404            2,404
Additional paid-in capital ...............     8,842            8,837
Retained earnings ........................    15,419           14,932
Unrealized gain on investment securities
  available for sale .....................       103              208
Treasury stock (at cost) .................      (464)            (476)
                                            --------         --------
    TOTAL SHAREHOLDERS' EQUITY ...........    26,304           25,905
                                            --------         --------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY .............................  $237,755         $229,586
                                            ========         ========

 See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Three-Month Periods Ended March 31, 1996 and 1995

                                            MARCH 31, 1996   MARCH 31, 1995
INTEREST INCOME
Loans (including fees) .....................    $ 4,109          $ 2,536
Investment securities ......................        856              782
Other ......................................        153               41
                                                -------          -------
   TOTAL INTEREST INCOME ...................      5,118            3,359

INTEREST EXPENSE
Deposits ...................................      2,214            1,352
Other ......................................         61               69
                                                -------          -------
   TOTAL INTEREST EXPENSE ..................      2,275            1,421

NET INTEREST INCOME ........................      2,843            1,938
Provision for loan losses ..................         90                7
                                                -------          -------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .................      2,753            1,931

Other Income ...............................        372              250

Other Expense ..............................      2,515            1,732
                                                -------          -------

INCOME BEFORE INCOME TAXES..................        610              449
Applicable income taxes  ...................        123               72
                                                -------          -------
NET INCOME .................................        487              377

Retained earnings at beginning of period....     14,932           13,110
                                                -------          -------
Retained earnings at end of period .........    $15,419          $13,487
                                                =======          =======

Per Common and Common Equivalent Share:

NET INCOME .................................    $   .20          $   .22
                                                =======          =======


WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING .......  2,396,646        1,714,940
                                              =========        =========





See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the (Unaudited) Three-Month Periods Ended March 31, 1996 and 1995

                                                      MARCH 31,     MARCH 31,
CASH FLOWS FROM OPERATING ACTIVITIES:                   1996         1995
  Net Income ........................................   $   487      $   377
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses .....................        90            7
      Net (loss)gain on sale of investment securities                     10
      Net loss on other real estate owned ...........                     60
      Depreciation ..................................       159          132
      Amortization of intangible assets .............        53
  Changes in assets and liabilities:
      Increase in other assets ......................      (203)        (331)
      Increase (decrease) in other liabilities ......      (517)         149
                                                        -------      -------
  Net cash provided by operating activities .........        69          404
                                                        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities available for sale:
  Proceeds from maturity ............................     3,692          690
  Proceeds from sale ................................                    491
  Purchases .........................................    (1,371)      (3,393)
 Investment securities held to maturity:
  Proceeds from maturity ............................     1,073        1,836
  Purchases .........................................      (354)        (757)
 Increase in Loans held for sale ....................    (2,945)
 Net (increase) decrease in loans ...................    (5,590)         541
 (Increase) decrease in other real estate ...........       (23)           3
 Net additions of premises and equipment ............      (487)        (123)
                                                        -------      -------
  Net cash used by investing activities .............    (6,005)        (712)
                                                        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ..........................     8,317        6,336
  Net decrease in short-term borrowings .............       (49)        (520)
  Net increase in other borrowings .......... .......        19        2,200
  Sale of treasury stock ............................        17           13
                                                        -------      -------
  Net cash provided by financing activities .........     8,304        8,029
                                                        -------      -------

Increase (decrease) in cash and cash equivalents ....     2,368        7,721

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD ......    16,388        5,471
                                                        -------      -------
CASH AND CASH EQUIVALENTS: END OF PERIOD ............   $18,756      $13,192
                                                        =======      =======


 See notes to condensed consolidated financial statements.

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
 Other real estate acquired through loan foreclosures.. $   322      $   200
 Loan made to sell other real estate ..................     (14)         (16)
 Unrealized (gain) loss on investment securities
  available for sale ..................................    (105)         469

HABERSHAM BANCORP
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The condensed financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair statement of the results of the interim periods reflected. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements included herein should be read in conjunction with the Company's 1995 financial statements and notes thereto, and the Independent Auditors' Report included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995.

2.  Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1995. The Company has consistently followed those policies in preparing this report.

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

5.  Acquisition

Effective June 30, 1995, the Company consummated its acquisition of Security Bancorp, Inc. ("Security") by agreeing to exchange 612,516 shares of its common stock and $1,990,269 in cash for the outstanding shares of Security common stock in a merger of Security with and into the Company. The Company had previously acquired 5% of the outstanding shares of Security. The total purchase price including expenses totaled approximately $9,257,000. The merger was accounted for as a purchase. The following presents pro forma income statement information for the three month period ended March 31, 1995 assuming the merger occurred on January 1, 1995 (in thousands, except per share amounts):

                             Three Months Ended
                               March 31, 1995
Total revenues                      $4,655
Net income                          $  418
Net income per common share         $  .18


The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place on the indicated dates or of future consolidated results of operations.

6. New Subsidiary

On January 2, 1996, Habersham Bank formed a new subsidiary, BancMortgage Financial Corp. ("BancMortgage"). BancMortgage is a full service mortgage lender and servicer located in the North Atlanta Metropolitan area. BancMortgage received approval from the Department of Banking and Finance of the State of Georgia to begin business on January 26, 1996 and began operations on February 1, 1996.

7. New Accounting Pronouncement

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which will be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourages (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the 1996 Annual Report.

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP

Organization

    Habersham Bancorp owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage
Group, Inc. (collectively the "Company").   Habersham Bank owns all of the
outstanding stock of BancMortgage Financial Corp ("BancMortgage"), a nonbank subsidiary. The Advantage Group, Inc. is a nonbank subsidiary which engages in the business of providing certain management consulting advice to depository institutions. BancMortgage was organized in 1996 as a full service mortgage lending and servicing company located in the northern Atlanta Metropolitan
area.   Neither The Advantage Group, Inc. nor BancMortgage comprised a significant portion of the financial position, results of operations or cash
flows of the Company for the quarter ended March 31, 1996.   Management's
discussion and analysis, which follows, relates primarily to Habersham Bank and Security Bank.

Material Changes in Financial Condition

    The Company's total assets increased approximately $8 million during the first quarter of 1996 reflecting an increase in Federal Funds Sold of approximately $4 million and an increase loans of approximately $5 million offset by a decrease in Investment Securities of approximately $3 million. BancMortgage originated approximately $3 million of loans held for sale during the first quarter. These increases were funded by an increase in total deposits of approximately $8 million.

    At March 31, 1996, loans over 90 day days past due and nonaccrual loans totaled $690,092 or .46% of gross outstanding loans, as compared to $1,280,683
or .88% of gross outstanding loans at December 31, 1995.   The balance of the
allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses and accounts for factors such as classified and past due loans as well as portfolio growth and diversification. There were no significant writeoffs during the first quarter of 1996.

    The Company had impaired loans of $523,706 and $1,022,683 as of March 31, 1996 and December 31, 1995, respectively. No allowance was necessary for such loans. The interest income recognized on such loans for the three months ended March 31, 1996 was not material.

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

Material Changes in Results of Operations

   The Company consummated its acquisition of Security Bank as of July 1, 1995. The acquisition was accounted for as a purchase and the operations of Security are included in the Company's operations beginning July, 1995. As of July 1, 1995, Security Bank had total assets of approximately $46 million consisting of approximately $33 million in loans, $5.7 million in investments, $5.3 million in cash and cash equivalents and $2 million in other assets. Liabilities of Security consisted of deposits of $39 million and other liabilities of $1 million and equity of $5.8 million.

    Total interest income for the first quarter of 1996 increased $1,759,000 or 52.4%, when compared to the first quarter of 1995. Interest income from loans increased $1,573,000 or 62.0% due to the addition of approximately $994,000 of income from loans of Security Bank as well as increases in the loan portfolios of Habersham Bank and Security Bank. Loan yields increased by .42% to 10.11% for the first quarter of 1996 when compared to yields of 9.69% for the first quarter of 1995.

    Interest income from investment securities increased $74,000 or 9.5% for the first quarter of 1996 when compared to the first quarter of 1995. The increase in interest income from investments was primarily due to the addition of approximately $89,000 in income from Security Bank's investment portfolio. Average yields on investment securities increased .51% to 5.95% for the first quarter of 1996 when compared to 5.92% for the first quarter of 1995.

    Total interest expense for the first quarter of 1996 increased $854,000 or 60.1%, when compared to the first quarter of 1995. Interest expense on deposits increased $862,000 or 63.8%, when compared to the first quarter of
1995.   The increase in interest expense on deposit accounts was primarily due to the addition of approximately $633,000 in interest expense from Security Bank's deposit portfolio of approximately $48 million, as well as other increases in the deposit portfolio of Habersham Bank of approximately $8 million or 4.3% when compared to March 31, 1995. Consolidated average rates on deposits also increased during the first quarter of 1996 when compared to the first quarter of 1995 as follows; IMMA & NOW - from 3.2% to 3.27%; Savings
- - from 2.75% to 3.00%; Certificates of Deposit and IRA - from 5.26% to 5.92%.

    Other interest expense decreased $8,000 or 11.6% when compared to the first quarter of 1995 due primarily to the fact that the rate paid on the Federal Home Loan Bank advances decreased from first quarter 1995 from 6.29% to 5.47% during the first quarter of 1996.

    Net interest income increased approximately $905,000 or 46.7%, for the first quarter of 1996 as a result of the items discussed above.

   Other income increased $122,000 or 48.8% for the first quarter of 1996 over the same period in 1995. This increase was due to approximately $135,000 of other income related to Security Bank offset by decreased service charge and commission activity.

    Other expenses increased $783,000 or 45.2% for the first quarter of 1996 over the same period in 1995. This increase was due to the addition of approximately $561,000 of expenses related to Security Bank and the additional expenses of approximately $213,000 relating to BancMortgage operations.

Liquidity and Capital Resources

    Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20% and Security Bank's liquidity policy requires a minimum of 30%. The following table lists the liquidity ratios for the Banks at March 31, 1996.

                        Habersham Bank           28.09%
                        Security State Bank      32.09%


    At March 31, 1996, Habersham Bank and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively.
Additional, the Banks are required to maintain a leverage ratio (Tier 1 Capital to total assets) of at least 4%. The Banks' ratios at that date follows:

                               Habersham        Security State
                                  Bank              Bank
          Tier 1                 11.63%            14.85%
          Total Capital          12.88%            16.05%
          Leverage                8.91%            11.32%

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


                                           HABERSHAM BANCORP
                                           -----------------
                                              (Registrant)




Date    May 10, 1996             /s/ David D. Stovall
     ------------------          ----------------------------------------------
                                 President and
                                 Chief Financial Officer
                                 (for the Registrant and as the
                                  Registrant's principal financial and
                                  accounting officer)