Form 10QSB
period 1996-06-30
HABERSHAM BANCORP
filed 1996-08-08
CIK 754597

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB

       x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     ----- SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 1996

           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
     ----- SECURITIES EXCHANGE ACT OF 1934
     For the transition period from        to
                                    -------   --------

                         Commission file number 0-13153

                              HABERSHAM BANCORP
- -------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

    Georgia                                    58-1563165
- -------------------------------------------------------------------------------
 (State or other jurisdiction of            (I.R.S. Employer
 incorporation or organization)             Identification No.)

Highway 441 N., P.O. Box 1980, Cornelia, Georgia         30531
- -------------------------------------------------------------------------------
 (Address of principal executive offices)              (Zip code)

                               (706) 778-1000
- -------------------------------------------------------------------------------
              (Issuer's telephone number, including area code)

- -------------------------------------------------------------------------------
            (Former name, former address and former fiscal year,
               if changed since last report)

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

    2,325,781 shares, common stock, $1.00 par value, as of June 30, 1996

Item. 1   Financial Statements

HABERSHAM BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)
                                        June 30, 1996  DECEMBER 31, 1995
ASSETS                                    (Unaudited)
Cash and due from banks ..................  $  5,347         $  6,598
Federal funds sold .......................    10,210            9,790
Investment securities available for sale
  (cost of $34,111 at June 30, 1996
   and $40,035 at December 31, 1995)......    33,920           40,313
Investment securities held to maturity
  (estimated market value of $18,097 at
  June 30, 1996 and $17,677 at
  December 31, 1995) .....................    18,188           17,498

Loans held for sale ......................     3,117

Loans ....................................   179,772          145,434
  Less:  Unearned income .................       (35)             (44)
         Allowance for loan losses .......    (2,376)          (2,336)
                                            --------         --------
    Loans, net ...........................   177,361          143,054
                                            --------         --------
Intangible assets ........................     3,432            3,397
Other assets .............................     9,908            8,936
                                            --------         --------
    TOTAL ASSETS .........................  $261,483         $229,586
                                            ========         ========
LIABILITIES
Non-interest bearing deposits ............  $ 24,327         $ 23,129
Interest bearing deposits ................   184,127          171,956
Short-term borrowings ....................     1,251            1,597
Other borrowings .........................    22,500            3,700
Other liabilities ........................     2,916            3,299
                                            --------         --------
    TOTAL LIABILITIES ....................   235,121          203,681
                                            --------         --------
SHAREHOLDERS' EQUITY (Note 3)
Common stock, $1.00 par value,
 10,000,000 shares authorized;
  2,403,974 shares issued ................     2,404            2,404
Additional paid-in capital ...............     8,842            8,837
Retained earnings ........................    15,682           14,932
Unrealized gain (loss) on investment
  securities available for sale ..........      (102)             208
Treasury stock (at cost) .................      (464)            (476)
                                            --------         --------
    TOTAL SHAREHOLDERS' EQUITY ...........    26,362           25,905
    TOTAL LIABILITIES AND SHAREHOLDERS'     --------         --------
    EQUITY ...............................  $261,483         $229,586
                                            ========         ========


 See notes to condensed consolidated financial statements.


HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Three-Month Periods Ended June 30, 1996 and 1995

                                             June 30, 1996    June 30, 1995
INTEREST INCOME
Loans (including fees) .....................    $ 4,542          $ 2,671
Investment securities ......................        774              802
Other ......................................        122               57
                                                -------          -------
   TOTAL INTEREST INCOME ...................      5,438            3,530

INTEREST EXPENSE
Deposits ...................................      2,266            1,496
Other ......................................        166               36
                                                -------          -------
   TOTAL INTEREST EXPENSE ..................      2,432            1,532

NET INTEREST INCOME ........................      3,006            1,998
Provision for loan losses ..................         90                7
                                                -------          -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .................      2,916            1,991

Other Income ...............................        322              248

Other Expense ..............................      2,734            1,742
                                                -------          -------
INCOME BEFORE INCOME TAXES..................        504              497
Applicable income taxes  ...................        102               92
                                                -------          -------
NET INCOME .................................        402              405

Dividends ..................................        139               84
Retained earnings at beginning of period....     15,419           13,487
                                                -------          -------
Retained earnings at end of period .........    $15,682          $13,808
                                                =======          =======

Per Common and Common Equivalent Share:

NET INCOME .................................    $   .17          $   .23
                                                =======          =======

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING .......  2,411,553        1,759,733
                                              =========        =========


See notes to condensed consolidated financial statements.


HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Six-Month Periods Ended June 30, 1996 and 1995

                                             June 30, 1996    June 30, 1995
INTEREST INCOME
Loans (including fees) .....................    $ 8,651          $ 5,207
Investment securities ......................      1,630            1,584
Other ......................................        275               98
                                                -------          -------
   TOTAL INTEREST INCOME ...................     10,556            6,889

INTEREST EXPENSE
Deposits ...................................      4,480            2,848
Other ......................................        227              105
                                                -------          -------
   TOTAL INTEREST EXPENSE ..................      4,707            2,953

NET INTEREST INCOME ........................      5,849            3,936
Provision for loan losses ..................        180               14
                                                -------          -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .................      5,669            3,922

Other Income ...............................        694              498

Other Expense ..............................      5,249            3,474
                                                -------          -------

INCOME BEFORE INCOME TAXES..................      1,114              946
Applicable income taxes  ...................        225              164
                                                -------          -------
NET INCOME .................................        889              782

Dividends ..................................        139               84
Retained earnings at beginning of period....     14,932           13,110
                                                -------          -------
Retained earnings at end of period .........    $15,682          $13,808
                                                =======          =======
Per Common and Common Equivalent Share:

NET INCOME .................................    $   .37          $   .44
                                                =======          =======

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING .......  2,404,099        1,759,807
                                              =========        =========

See notes to condensed consolidated financial statements.


HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the (Unaudited) Six-Month Periods Ended June 30, 1996 and 1995

                                                       JUNE 30,       JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                    1996           1995
  Net Income ........................................   $   889      $   782
  Adjustments to reconcile net income to
    net cash provided by operating activities:
      Provision for loan losses .....................       180           14
      Net (loss)gain on sale of investment securities        (6)           5
      Net loss on other real estate owned ...........         9          100
      Depreciation ..................................       330          264
      Amortization of intangible assets .............       106
  Changes in assets and liabilities:
      Increase in other assets ......................      (246)        (408)
      Increase (decrease) in other liabilities ......      (383)          74
                                                        -------      -------
  Net cash provided by operating activities .........       879          831
                                                        -------      -------
CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities available for sale:
  Proceeds from maturity ............................     7,321        1,535
  Proceeds from sale ................................     2,093        2,825
  Purchases .........................................    (3,484)      (5,147)
 Investment securities held to maturity:
  Proceeds from maturity ............................     1,982        3,326
  Purchases .........................................    (2,672)      (3,275)
 Increase in Loans held for sale ....................    (3,117)
 Net increase in loans ..............................   (34,795)      (3,230)
 Decrease in other real estate ......................        38            3
 Net additions of premises and equipment ............      (777)        (193)
 Cash and cash equivalents acquired upon acquisition
  of Security State Bank, net of cash payments ......                  5,103
                                                        -------      -------
  Net cash used by investing activities .............   (33,411)         947
                                                        -------      -------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ..........................    13,368        3,050
  Net increase (decrease) in short-term borrowings ..      (345)         233
  Net increase in other borrowings .......... .......    18,800        2,200
  Sale of treasury stock ............................        17           12
  Cash dividends ....................................      (139)         (84)
                                                        -------      -------
  Net cash provided by financing activities .........    31,701        5,411
                                                        -------      -------

Increase (decrease) in cash and cash equivalents ....      (831)       7,189

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD ......    16,388        5,471
                                                        -------      -------
CASH AND CASH EQUIVALENTS: END OF PERIOD ............   $15,557      $12,660
                                                        =======      =======

     See notes to condensed consolidated financial statements.


     SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
     Other real estate acquired through loan foreclosures.. $   322      $200
     Loan related to sale of other real estate ............      14        16
     Unrealized gain (loss) on investment securities
      available for sale ..................................    (310)    1,401

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

5.  Acquisition

Effective June 30, 1995, the Company consummated its acquisition of Security Bancorp, Inc. ("Security") by agreeing to exchange 612,516 shares of its common stock and $1,990,269 in cash for the outstanding shares of Security common stock in a merger of Security with and into the Company. The Company had previously acquired 5% of the outstanding shares of Security. The total purchase price including expenses was approximately $9,257,000. The merger was accounted for as a purchase. The following presents pro forma income statement information for the three and six month periods ended June 30, 1995 assuming the merger had occurred on April 1, 1995 and January 1, 1995, respectively (in thousands, except per share amounts):

                            Three Months Ended    Six Months Ended
                               June 30, 1995        June 30, 1995
                           --------------------  ------------------
Total revenues                      $4,879             $9,534
Net income                          $  439             $  863
Net income per common share         $  .19             $  .36

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

Item. 2  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

HABERSHAM BANCORP

Organization

    Habersham Bancorp owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. (collectively the "Company"). Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), a nonbank subsidiary. The Advantage Group, Inc. is a nonbank subsidiary which engages in the business of providing certain management consulting advice to depository institutions. BancMortgage was organized in 1996 as a full service mortgage lending and servicing company located in the northern Atlanta Metropolitan area. The Advantage Group, Inc. did not comprise a significant portion of the financial position, results of operations or cash flows of the Company for the period ended June 30, 1996. Therefore, management's discussion and analysis, which follows, relates primarily to the operations of Habersham Bank, BancMortgage and Security Bank.

Material Changes in Financial Condition

    The Company's total assets increased approximately $31 million during the first six months of 1996 reflecting an increase in Loans of approximately $34 million and an increase in Loans Held For Sale of approximately $3 million.
The increase in Loans and Loans Held For Sale was offset by a decrease in Investment Securities of approximately $6 million, by payoffs of approximately $3 million relating to poultry industry mortgages, and by repayments of approximately $3 million in the remaining loan portfolio. BancMortgage originated approximately $40 million of loans during the first six months of 1996. These originations were funded by increases in deposits of approximately $13 million and by an increase in advances from the Federal Home Loan Bank of approximately $19 million.

     At June 30, 1996, loans over 90 days past due and nonaccrual loans totaled $1,657,307 or .92% of gross outstanding loans, as compared to $1,280,683 or
 .88% of gross outstanding loans at December 31, 1995. The allowance for loan losses recorded at June 30, 1996 is in accordance with the internal calculation of the allowance for loan losses which considers such factors as classified and past due loans as well as portfolio growth and diversification. There were no significant writeoffs during the first six months of 1996.

     The Company had impaired loans of $978,857 and $1,022,683 as of June 30, 1996 and December 31, 1995, respectively. No allowance was necessary for such loans. The interest income recognized on such loans for the six months ended June 30, 1996 was not material.

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

    The Company consummated its acquisition of Security Bank as of July 1, 1995. The acquisition was accounted for as a purchase and the operations of Security are included in the Company's operations beginning July 1, 1995. As of July 1, 1995, Security Bank had total assets of approximately $46 million consisting of approximately $33 million in loans, $5.7 million in investments, $5.3 million in cash and cash equivalents and $2 million in other assets. Liabilities of Security consisted of deposits of $39 million and other liabilities of $1 million and equity of $5.8 million.

Material Changes in Results of Operations

    Total interest income for the second quarter of 1996 increased $1,908,000 or 54%, when compared to the second quarter of 1995. Total interest income for the first six months of 1996 increased $3,667,000 or 53%, when compared to the first six months of 1995. Interest income from loans increased $1,871,000 or 70% and $3,444,000 or 66%, when compared to the second quarter and the first six months of 1995, respectively. The increases are due to the addition of interest income from Security Bank's loan portfolio and the addition of approximately $40 million of loans secured by real estate in the Atlanta Metropolitan area originated by BancMortgage. Loan yields decreased by 1.31% to 9.77% for the second quarter of 1996 when compared to yields of 9.90% for the second quarter of 1995.

    Interest income from investment securities decreased $28,000 or 3% for the second quarter of 1996 when compared to the second quarter of 1995 primarily due to the sale and maturities of investment securities in Habersham Bank's portfolio during the second quarter of 1996. Interest income from investment securities increased $46,000 or 3% for the first six months of 1996 when compared to the first six months of 1995 primarily due to the addition of income from Security Bank's investment portfolio offset by reductions in Habersham Bank's investment portfolio. Average yields on investment securities increased 2.19% to 6.06% for the second quarter of 1996 when compared to 5.93% for the second quart of 1995.

    Total interest expense for the second quarter of 1996 increased $900,000 or 59%, when compared to the second quarter of 1995. Total interest expense for the first six months of 1996 increased $1,754,000 or 59%, when compared to the first six months of 1995. Interest expense on deposits increased $770,000 or 51%, when compared to the second quarter of 1995 and $1,632,000 or 57% for the first six months of 1996, when compared to the first six months of 1995. The increases in interest expense on deposit accounts were primarily due to the addition of approximately $1,274,000 in interest expense resulting from an increase in the average balance of Security Bank's deposit portfolio of approximately $47 million, as well as increases in the average balance of Habersham Bank's deposit portfolio of approximately $17 million or 10% when compared to June 30, 1995. Consolidated average rates on deposits also increased during the second quarter of 1996, when compared to the second quarter of 1995 as follows; IMMA & NOW - from 3.05% to 3.29%; Savings - from 2.75% to 3.00%; Certificates of Deposit and IRA - from 5.49% to 5.85%.

    Other interest expense increased approximately $130,000 or 361% for the second quarter of 1996 when compared to the second quarter of 1995 and increased approximately $122,000 or 116% for the first six months of 1996, when compared to the first six months of 1995. These increases were primarily due to increases in Federal Home Loan Bank advances of approximately $19 million or 514% when compared to June 30, 1995.

    Net interest income increased approximately $1,008,000 or 50%, for the second quarter of 1996 when compared to the second quarter of 1995 and increased approximately $1,913,000 or 49%, for the first six months of 1996 when compared to the first six months of 1995, as a result of the items discussed above.

    Other income increased $74,000 or 30% for the second quarter of 1996 and $196,000 or 39% for the first six months of 1996 when compared to the same periods in 1995, respectively. The increases were due to the addition of other income related to Security Bank offset by decreased service charge and commission activity.

    Other expenses increased $992,000 or 57% for the second quarter of 1996 and $1,775,000 or 51%, for the first six months of 1996, when compared to the same periods in 1995, respectively. The increases were due to the addition of approximately $917,000 of expenses related to Security Bank and expenses of approximately $358,000 related to BancMortgage operations.

Liquidity and Capital Resources

    Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20% and Security Bank's liquidity policy requires a minimum of 30%. The following table lists the liquidity ratios for the Banks at June 30, 1996.

           Habersham Bank           23.35%
           Security State Bank      32.88%

    At June 30, 1996, Habersham Bank and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively.
Additional, the Banks are required to maintain a leverage ratio (Tier 1 capital to total assets) of at least 4%. The Banks' ratios at that date follow:

                                Habersham        Security State
                                   Bank              Bank
           Tier 1                 11.52%            14.46%
           Total Capital          12.69%            15.72%
           Leverage                8.47%            11.41%

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

                                    PART II
                               OTHER INFORMATION

Item 1.  Legal Proceedings.
                        none

Item 2.  Changes in securities.
                        none

Item 3.  Defaults upon senior securities.
                        none

Item 4.  Submission of matters to a vote of security holders.
         (a) The regular annual meeting of the shareholders of the Company was held on April 20, 1996.

         (b) The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were: Thomas A. Arrendale, Jr., Thomas A. Arrendale, III, James J. Holcomb, James A. Stapleton, Jr., David D. Stovall, C. Kenneth White, and Calvin R. Wilbanks.

At the registrant's Annual Meeting of Shareholders of April 20, 1996, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director. Abstentions and broker non-votes are also listed for each nominee.


Name                        Votes For   Votes Against  Abstentions & Non-Votes
- ----                        ---------   -------------  -----------------------
Thomas A. Arrendale, Jr.    1,783,477        2,628           0
Thomas A. Arrendale, III    1,783,477        2,628           0
David D. Stovall            1,783,477        2,628           0
James J. Holcomb            1,783,477        2,628           0
James A. Stapleton, Jr.     1,783,477        2,628           0
C. Kenneth White            1,783,477        2,628           0
Calvin R. Wilbanks          1,783,477        2,628           0

         (c) The shareholders also approved the Habersham Bancorp 1996 Incentive Stock Option Plan by the following votes:


                            Votes For   Votes Against  Abstentions & Non-Votes
                            ---------   -------------  -----------------------
                            1,684,411       99,584       2,110

Item 5.  Other information.

                        none

Item 6.  Exhibits and reports on Form 8-K.
                        (a)  Financial Data Schedule (for SEC use only)

                        (b)  none




                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        HABERSHAM BANCORP
                                        -----------------
                                           (Registrant)



Date August 8, 1996              /S/ David D. Stovall
     -----------------           --------------------
                                 President and
                                 Chief Financial Officer
                                 (for the Registrant and as the
                                  Registrant's principal financial and
                                  accounting officer)