Form 10QSB
period 1996-09-30
HABERSHAM BANCORP
filed 1996-11-14
CIK 754597

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C.  20549

                                  FORM 10-QSB

     __x__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended September 30, 1996

     _____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _________

                         Commission file number 0-13153

                               HABERSHAM BANCORP
-------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

     Georgia                                        58-1563165
-------------------------------------------------------------------------------
     (State or other jurisdiction of            (I.R.S. Employer
     incorporation or organization)             Identification No.)

Highway 441 N., P.O. Box 1980, Cornelia, Georgia        30531
-------------------------------------------------------------------------------
     (Address of principal executive offices)          (Zip code)

                                 (706) 778-1000
-------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)


-------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                               Yes __x__  No _____


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:




   2,325,781 shares, common stock, $1.00 par value, as of September 30, 1996

Item. 1   Financial Statements

HABERSHAM BANCORP
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

                                          September 30, 1996  DECEMBER 31, 1995
ASSETS                                       (Unaudited)
Cash and due from banks .......................  $  8,285         $  6,598
Federal funds sold ............................     3,270            9,790
Investment securities available for sale
     (cost of $33,850 at September 30, 1996
     and $40,035 at December 31, 1995).........    33,705           40,313
Investment securities held to maturity
     (estimated market value of $19,043 at
     September 30, 1996 and $17,677 at
     December 31, 1995) .......................    19,017           17,498

Loans held for sale ...........................    20,275

Loans .........................................   203,413          145,434
     Less:  Unearned income ...................       (35)             (44)
            Allowance for loan losses .........    (2,337)          (2,336)
                                                ---------      -----------
     Loans, net ...............................   201,041          143,054
                                                ---------      -----------
Intangible assets .............................     3,501            3,397
Other assets ..................................    10,954            8,936
                                                ---------      -----------
     TOTAL ASSETS .............................  $300,048         $229,586
                                                =========      ===========
LIABILITIES
Non-interest bearing deposits .................  $ 20,015         $ 23,129
Interest bearing deposits .....................   192,700          171,956
Short-term borrowings .........................       866            1,597
Other borrowings ..............................    56,232            3,700
Other liabilities .............................     3,535            3,299
                                                ---------      -----------
     TOTAL LIABILITIES ........................   273,348          203,681
                                                ---------      -----------
SHAREHOLDERS' EQUITY (Note 3)
Common stock, $1.00 par value,
     10,000,000 shares authorized;
     2,403,974 shares issued ..................     2,404            2,404
Additional paid-in capital ....................     8,842            8,837
Retained earnings .............................    16,013           14,955
Unrealized gain (loss) on investment
     securities available for sale ............       (95)             185
Treasury stock (at cost) ......................      (464)            (476)
                                                ---------      -----------
     TOTAL SHAREHOLDERS' EQUITY ...............    26,700           25,905
                                                ---------      -----------
     TOTAL LIABILITIES AND SHAREHOLDERS'
     EQUITY ...................................  $300,048         $229,586
                                                =========      ===========


     See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Three-Month Periods Ended September 30, 1996 and 1995

                                          September 30, 1996  September 30, 1995
INTEREST INCOME
Loans (including fees) ........................    $ 5,524          $ 3,788
Investment securities .........................        746              861
Other .........................................         90              107
                                                   -------          -------
     TOTAL INTEREST INCOME ....................      6,360            4,756

INTEREST EXPENSE
Deposits ......................................      2,426            2,090
Other .........................................        547              116
                                                   -------          -------
     TOTAL INTEREST EXPENSE ...................      2,973            2,206

NET INTEREST INCOME ...........................      3,387            2,550
Provision for loan losses .....................         90               39
                                                   -------          -------
NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES ................      3,297            2,511

Other Income ..................................        357              433

Other Expense .................................      3,185            2,196
                                                   -------          -------

INCOME BEFORE INCOME TAXES.....................        469              748
Applicable income taxes  ......................         91              188
                                                   -------          -------
NET INCOME ....................................        378              560

Dividends .....................................         70
Retained earnings at beginning of period.......     15,705           13,808
                                                   -------          -------
Retained earnings at end of period ............    $16,013          $14,368
                                                   =======          =======

Per share .....................................     $  .16           $  .24
                                                    ======           ======

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING ..........  2,414,521        2,323,584
                                                 =========        =========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Nine-Month Periods Ended September 30, 1996 and 1995

                                          September 30, 1996  September 30, 1995
INTEREST INCOME
Loans (including fees) .....................    $14 175          $ 8,995
Investment securities ......................      2,376            2,445
Other ......................................        365              205
                                                -------          -------
   TOTAL INTEREST INCOME ...................     16,916           11,645

INTEREST EXPENSE
Deposits ...................................      6,906            4,938
Other ......................................        774              221
                                                -------          -------
   TOTAL INTEREST EXPENSE ..................      7,680            5,159

NET INTEREST INCOME ........................      9,236            6,486
Provision for loan losses ..................        270               53
                                                -------          -------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .................      8,966            6,433

Other Income ...............................      1,051              931

Other Expense ..............................      8,434            5,670
                                                -------          -------

INCOME BEFORE INCOME TAXES..................      1,583            1,694
Applicable income taxes  ...................        316              352
                                                -------          -------
NET INCOME .................................      1,267            1,342

Dividends ..................................        209               84


Retained earnings at beginning of period....     14,955           13,110
                                                -------          -------
Retained earnings at end of period .........    $16,013          $14,368
                                                =======          =======


Per share ..................................     $  .53           $  .69
                                                 ======           ======

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING .......  2,407,574        1,947,105
                                              =========        =========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the (Unaudited) Nine-Month Periods Ended September 30, 1996 and 1995

                                                     SEPTEMBER 30, SEPTEMBER 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                     1996           1995

 Net Income ........................................    $ 1,267       $1,342
 Adjustments to reconcile net income to
     net cash provided by operating activities:
     Provision for loan losses .....................        270           53
     Net loss(gain) on sale of investment securities          8            5
     Net loss on other real estate owned ...........         31          100
     Depreciation ..................................        526          403
     Amortization of intangible assets .............        147           52
Changes in assets and liabilities:
     Increase in other assets ......................       (388)        (544)
     Increase (decrease) in other liabilities ......        260          883
                                                        -------      -------
 Net cash provided by operating activities .........      2,121        2,294
                                                        -------      -------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities available for sale:
  Proceeds from maturity ............................     6,434        3,139
  Proceeds from sale ................................     3,130        2,830
  Purchases .........................................    (6,426)      (6,161)
 Investment securities held to maturity:
  Proceeds from maturity ............................     6,187        3,572
  Purchases .........................................    (4,668)      (4,336)
 Increase in Loans held for sale ....................   (20,275)
 Net increase in loans ..............................   (59,431)      (7,093)
 Decrease in other real estate ......................       663           81
 Net additions of premises and equipment ............    (1,807)        (202)
 Cash and cash equivalents acquired upon acquisition
  of Security State Bank, net of cash payments ......                  3,219
                                                        -------      -------
  Net cash used by investing activities .............   (76,193)      (4,951)
                                                        -------      -------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ..........................    17,630        9,913
  Net increase (decrease) in short-term borrowings ..      (730)          78
  Net increase in other borrowings .......... .......    52,531        2,200
  Sale of treasury stock ............................        17           41
  Cash dividends ....................................      (209)         (84)
                                                        -------      -------
  Net cash provided by financing activities .........    69,239       12,148
                                                        -------      -------

Increase (decrease) in cash and cash equivalents ....    (4,833)       9,491

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD ......    16,388        5,471
                                                        -------      -------
CASH AND CASH EQUIVALENTS: END OF PERIOD ............   $11,555      $14,962
                                                        =======      =======

See notes to condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITY:
OTHER REAL ESTATE ACQUIRED THROUGH LOAN FORECLOSURES..  $ 1,189      $   280
LOAN RELATED TO SALE OF OTHER REAL ESTATE ............       14           16
UNREALIZED GAIN (LOSS) ON INVESTMENT SECURITIES
  AVAILABLE FOR SALE .................................      280        1,498




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

3.  Common Stock

Effective May 15, 1995, the Company declared a 5 for 1 split of its common stock effected in the form of a 400% stock dividend. In addition, effective April 15, 1995, the Company changed the par value of its common stock from $2.50 to $1.00 per share and increased the number of authorized shares of common stock to 10,000,000 shares. All references to share and per share amounts have been retroactively adjusted to reflect this split. Also retroactively, $875,000 has been charged to Additional Paid-In Capital and credited to Common Stock to reflect the stock split and the change in par value.

4.  Earnings Per Share

Net income per share is computed based on the weighted average number of common and common equivalent shares outstanding during the periods.

5.  Acquisition

Effective June 30, 1995, the Company consummated its acquisition of Security Bancorp, Inc. ("Security") by agreeing to exchange 612,516 shares of its common stock and $1,990,269 in cash for the outstanding shares of Security common stock in a merger of Security with and into the Company. The Company had previously acquired 5% of the outstanding shares of Security. The total purchase price including expenses was approximately $9,257,000. The merger was accounted for as a purchase. The following presents pro forma income statement information for the nine month period ended September 30, 1995 assuming the merger had occurred on January 1, 1995 (in thousands, except per share amounts):

                                 Nine Months Ended
                                 September 30, 1995
                                 ------------------
Total revenues                      $14,723
Net income                          $ 1,423
Net income per common share         $   .61


The pro forma financial information presented above does not purport to be indicative of either the results of operations that would have occurred had the acquisition taken place on January 1, 1995 or of future consolidated results of operations.

6. New Subsidiaries

On January 2, 1996, Habersham Bank formed a new subsidiary, BancMortgage Financial Corp. ("BancMortgage"). BancMortgage is a full service mortgage lender and servicer located in the North Atlanta metropolitan area. BancMortgage received approval from the Department of Banking and Finance of the State of Georgia to begin business on January 26, 1996 and began operations on February 1, 1996.

Effective September 1, 1996, Habersham Bank acquired all of the outstanding stock of Appalachian Travel Service, Inc., Cornelia, GA for $50,000 in cash. The acquisition was accounted for as a purchase and no significant amount of intangibles was recorded.

7. New Accounting Pronouncement

In October 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (SFAS) No. 123, "Accounting for Stock-Based Compensation," which became be effective for the Company beginning January 1, 1996. SFAS No. 123 requires expanded disclosures of stock-based compensation arrangements with employees and encourage (but does not require) compensation cost to be measured based on the fair value of the equity instrument awarded. Companies are permitted, however, to continue to apply APB Opinion No. 25, which recognizes compensation cost based on the intrinsic value of the equity instrument awarded. The Company will continue to apply APB Opinion No. 25 to its stock based compensation awards to employees and will disclose the required pro forma effect on net income and earnings per share in the 1996
Annual Report.

Item. 2  Management's Discussion and Analysis of Financial Condition and
           Results of Operations.

HABERSHAM BANCORP

Organization

     Habersham Bancorp owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. (collectively the "Company"). Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage") and Appalachian Travel Service, Inc., both of which are nonbank subsidiaries. The Advantage Group, Inc. is a nonbank subsidiary which engages in the business of providing certain management consulting advice to depository institutions. BancMortgage was organized in 1996 as a full service mortgage lending and servicing company located in the northern Atlanta Metropolitan area. Effective September 1, 1996, Habersham Bank acquired all of the outstanding stock of Appalachian Travel Service, Inc., Cornelia, GA for $50,000 in cash. The acquisition was accounted for as a purchase and no significant amount of intangibles was recorded. The Advantage Group, Inc. and Appalachian Travel Services, Inc., did not comprise a significant portion of the financial position, results of operations or cash flows of the Company for the period
ended September 30, 1996.   Therefore, management's discussion and analysis,
which follows, relates primarily to the operations of Habersham Bank, BancMortgage and Security Bank.

Material Changes in Financial Condition

     The Company's total assets increased approximately $70 million during the first nine months of 1996 reflecting an increase in Loans of approximately $58 million or 40.5% and an increase in loans held for sale of approximately $20 million. BancMortgage originated or had commitments to fund approximately $178 million of loans during the first nine months of 1996. These originations were funded by an increase in deposits of approximately $18 million, an increase in advances from the Federal Home Loan Bank of approximately $53 million, decreases in investment securities of approximately $5 million and a decrease in federal funds sold of approximately $7 million during the first nine months of 1996.

     At September 30, 1996, loans over 90 days past due and nonaccrual loans totaled $1,318,008 or .59% of gross outstanding loans, as compared to $1,280,683 or .88% of gross outstanding loans at December 31, 1995. The allowance for loan losses recorded at September 30, 1996 is in accordance with the management's internal calculation of the allowance for loan losses which considers such factors as classified and past due loans as well as portfolio growth and diversification. There were no significant writeoffs during the first nine months of 1996.

     The Company had impaired loans of $1,087,532 and $1,022,683 as of September 30, 1996 and December 31, 1995, respectively. No allowance was necessary for such loans. The interest income recognized on such loans for the nine months ended September 30, 1996 was not material.

     Effective May 15, 1995, the Company declared a 5 for 1 split of its common stock effected in the form of a 400% stock dividend. In addition, effective April 15, 1995, the Company changed the par value of its common stock from $2.50 to $1.00 per share and increased the number of authorized shares of common stock to 10,000,000 shares. All references to share and per share amounts have been retroactively adjusted to reflect this split.

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

Material Changes in Results of Operations

     Total interest income for the third quarter of 1996 increased $1,604,000 or 33.7%, when compared to the third quarter of 1995. Total interest income for the first nine months of 1996 increased $5,271,000 or 45.3% when compared to the first nine months of 1995. Interest income and fees from loans increased $1,736,000 or 45.8% and $5,180,000 or 57.6%, when compared to the third quarter and the first nine months of 1995, respectively. These increases are due to the addition of interest income from Security Bank's loan portfolio and the addition of approximately $85 million of loans secured by real estate in the Atlanta Metropolitan area originated by BancMortgage. Loan yields decreased by .22% to 9.83% for the third quarter of 1996 when compared to yields of 10.05% for the third quarter of 1995.

     Interest income from investment securities decreased $115,000 or 13.4% for the third quarter of 1996 when compared to the third quarter of 1995 primarily due to sales or maturities of investment securities in Habersham Bank's portfolio during the third quarter of 1996. Interest income from investment securities decreased $69,000 or 2.8% for the first nine months of 1996 when compared to the first nine months of 1995 primarily due to reductions in
Habersham Bank's investment portfolio.   Average yields on investment securities
decreased .18% to 5.96% for the third quarter of 1996 when compared to 6.14% for the third quarter of 1995.

     Total interest expense for the third quarter of 1996 increased $767,000 or 34.8%, when compared to the third quarter of 1995. Total interest expense for the first nine months of 1996 increased $2,521,000 or 48.9%, when compared to the first nine months of 1995. Interest expense on deposits increased $336,000 or 16.1%, when compared to the third quarter of 1995 and $1,968,000 or 39.8% for the first nine months of 1996, when compared to the first nine months of 1995. The increase in interest expense for the third quarter on deposit accounts is primarily due to the increase of interest bearing accounts of approximately $21 million. The increase in interest expense for the first nine month of 1996 is due to the addition of Security State Bank's deposit portfolio at June 30, 1995, as well as increases in Habersham Bank's and Security State Bank's deposit portfolio of approximately $18 million and $5 million, respectively. Consolidated average rates on deposits also decreased during the third quarter of 1996, when compared to the third quarter of 1995 as follows; IMMA & NOW - from 3.41% to 3.33%; Savings - from 3.00% to 3.00%; Certificates of Deposit and IRA - from 5.89% to 5.61%.

     Other interest expense increased approximately $431,000 or 371.6% for the third quarter of 1996 when compared to the third quarter of 1995 and increased approximately $553,000 or 250.2% for the first nine months of 1996, when compared to the first nine months of 1995. These increases were primarily due to increases in Federal Home Loan Bank advances of approximately $53 million during 1996.

     Net interest income increased approximately $837,000 or 32.8%, for the third quarter of 1996 when compared to the third quarter of 1995 and increased approximately $2,750,000 or 42.4%, for the first nine months of 1996 when compared to the first nine months of 1995, as a result of the items discussed above.

     Other income decreased $76,000 or 17.6% for the third quarter of 1996 and increased $120,000 or 12.9% for the first nine months of 1996 when compared to the same periods in 1995, respectively. These changes were due to the addition of other income of Security Bank offset by decreased service charge and commission activity.

     Other expenses increased $989,000 or 45% for the third quarter of 1996 and $2,764,000 or 48.7%, for the first nine months of 1996, when compared to the same periods in 1995, respectively. The increases for the third quarter were due to the addition of approximately $488,000 of expenses related to Security Bank and expenses of $669,000 related to BancMortgage operations. The increases for the first nine months of 1996 were primarily due to the addition of approximately $1,405,000 of expenses related to Security State Bank and expenses of $1,854,000 related to BancMortgage operations.

     The startup of BancMortgage operations has reduced consolidated net income and net income per share by $667,328 and $.28, respectively, for the three months ended September 30, 1996 and $968,560 and $.40, respectively for the nine months ended September 30, 1996.

Liquidity and Capital Resources

     Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20% and Security Bank's liquidity policy requires a minimum of 30%. The following table lists the liquidity ratios for the Banks at September 30, 1996.

     Habersham Bank           21.66%
     Security State Bank      28.66%

     At September 30, 1996, Habersham Bank and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additional, the Banks are required to maintain a leverage ratio (Tier 1 capital to total assets) of at least 4%. The Banks' ratios at that date follow:

                          Habersham        Security State
                             Bank              Bank
     Tier 1                 10.08%            13.97%
     Total Capital          11.08%            15.22%
     Leverage                7.22%            11.55%


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

Item 1.  Legal Proceedings.
                     none

Item 2.  Changes in securities.
                     none

Item 3.  Defaults upon senior securities.
                     none

Item 4.  Submission of matters to a vote of security holders.
                     none

Item 5.  Other information.
                     none

Item 6.  Exhibits and reports on Form 8-K.
                     27   Financial Data Schedule (for SEC use only).

                                   SIGNATURES


     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                          HABERSHAM BANCORP
                                          -----------------
                                            (Registrant)




Date November 13, 1996           /S/ David D. Stovall
    -------------------          -----------------------------------------
                                 President and
                                 Chief Financial Officer
                                 (for the Registrant and as the
                                  Registrant's principal financial and
                                  accounting officer)