Form 10KSB40
period 1996-12-31
HABERSHAM BANCORP
filed 1997-03-31
CIK 754597

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                  FORM 10-KSB

       x    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
     _____ SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                           EFFECTIVE OCTOBER 7, 1996]

                  For the fiscal year ended December 31, 1996.

        _____ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
          For the transition period from _____ to ___________________

                       Commission file number 0-13153

                              HABERSHAM BANCORP
      (Exact name of small business issuer as specified in its charter)

          Georgia                                    58-1563165
----------------------------                        ----------------
(State or other jurisdiction of                     (I.R.S. Employer
      incorporation of                           Identification Number)
        organization)

  Highway 441 North, P. O. Box 1980, Cornelia, Georgia           30531
-------------------------------------------------------------------------------
       (Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code:   (706) 778-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:
                  None
                  ----
Securities registered pursuant to Section 12(g) of the Exchange Act:
                  Common Stock, $1.00 par value
                  -----------------------------
Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   x     No
    -----      -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to
this Form 10-KSB.     X
                  ----------

State the issuer's revenues for its most recent fiscal year: $25,644,139

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days:




1,657,035 Shares of Common Stock, $1.00 par value--$33,969,218 as of March 5, 1997 (based upon market value of $20.50/share).

State the number of shares outstanding of each of the issuer's classes of common equity stock, as of December 31, 1996, covered by this report.

Common Stock, $1.00 par value--2,367,309 shares,

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1996 (the "Annual Report") are incorporated by reference into Part II.

(2) Portions of the Company's Proxy Statement relating to the 1997 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.





Exhibit index on page 37                           Page 2 of 70 pages

                                     PART I
Item 1.  BUSINESS.
                            Business of the Company

   Habersham Bancorp (the "Company"), a Georgia corporation, was organized on March 9, 1984. Effective December 31, 1984, the Company acquired all of the outstanding shares of common stock of Habersham Bank ("Habersham Bank"). As a result of this transaction, the former shareholders of Habersham Bank became shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company. Effective June 30, 1995, the Company consummated its acquisition of Security Bancorp, Inc. ("Security") by agreeing to exchange 612,516 shares of its common stock and cash of $1,990,269 for the outstanding shares of Security's common stock in a merger of Security with and into the Company. Currently, the primary business of the Company is the same as that of Habersham Bank and Security State Bank ("Security State Bank"). The Company also has one direct nonbank subsidiary, The Advantage Group, Inc., and two indirect nonbank subsidiaries, BancMortgage Financial Corp. and Appalachian Travel Service, Inc. (both are subsidiaries of Habersham Bank).

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

                  Business of Appalachian Travel Service, Inc.

    Appalachian Travel Service, Inc. was acquired as a wholly-owned nonbank subsidiary of Habersham Bank in 1996. Appalachian Travel Service, Inc. is a full service travel agency located in Cornelia, Georgia.

                                 Competition

    The banking industry is highly competitive. Habersham Bank's primary market area consists of Habersham County, Georgia. Habersham Bank competes for all types of loans, deposits and other financial services with four other commercial banks located in Habersham County, Georgia. As of December 31, 1996, Habersham Bank was the largest of the commercial banks located in Habersham County based upon total assets.

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


                                   Employees

    As of December 31, 1996, the Company had 190 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

                           SUPERVISION AND REGULATION

       The following discussion sets forth the material elements of the regulatory framework applicable to banks and bank holding companies and provides certain specific information related to the Company.

GENERAL

       The Company is a bank holding company registered with the Board of Governors of the Federal Reserve System (the "Federal Reserve") under the Bank Holding Company Act of 1956, as amended (the "BHC Act"). As such, the Company and its non-bank subsidiaries are subject to the supervision, examination, and reporting requirements of the BHC Act and the regulations of the Federal Reserve.

       The BHC Act requires every bank holding company to obtain the prior approval of the Federal Reserve before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after such acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (C) it may merge or consolidate with any other bank holding company.

       The BHC Act further provides that the Federal Reserve may not approve any transaction that would result in a monopoly or would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking in any section of the United States, or the effect of which may be substantially to lessen competition or to tend to create a monopoly in any section of the country, or that in any other manner would be in restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

       The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, after June 1, 1997, national and state-chartered banks may branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

       In February 1996, the Georgia Legislature adopted the "Georgia Interstate Branching Act" effective June 1, 1997. The Georgia Interstate Banking Act will permit Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis beginning July 1, 1996. Beginning July 1, 1998, the number of de novo branches which may be established will no longer be limited.

       The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be so closely related to banking or managing or controlling banks as to be a proper incident thereto. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of such an activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible activities of bank holding companies. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve has the power to order a holding company or its subsidiaries to terminate any activity or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of such activity or such ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

       Each of the bank subsidiaries of the Company is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Each such subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

       The FDIC and the Georgia Department of Banking and Finance (the "Georgia Department") regularly examine the operations of the subsidiary banks and are given authority to approve or disapprove mergers, consolidations, the establishment of branches, and similar corporate actions. The FDIC and the Georgia Department also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.

PAYMENT OF DIVIDENDS

       The Company is a legal entity separate and distinct from its banking and other subsidiaries. The principal sources of cash flow of the Company, including cash flow to pay dividends to its shareholders, are dividends by its subsidiary banks. There are statutory and regulatory limitations on the payment of dividends by the subsidiary banks to the Company as well as by the Company to its shareholders.

       If, in the opinion of the federal banking regulator, a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the financial condition of the depository institution, could include the payment of dividends), such authority may require, after notice and hearing, that such institution cease and desist from such practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

       At December 31, 1996, under dividend restrictions imposed under federal and state laws, the subsidiary banks, without obtaining governmental approvals, could declare aggregate dividends to the Company of approximately $1,173,163.

       The payment of dividends by the Company and the subsidiary banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

CAPITAL ADEQUACY

        The Company and its subsidiary banks are required to comply with the capital adequacy standards established by the Federal Reserve and the appropriate federal banking regulator in the case of its banking subsidiaries. There are two basic measures of capital adequacy for bank holding companies that have been promulgated by the Federal Reserve: a risk-based measure and a leverage measure. All applicable capital standards must be satisfied for a bank holding company to be considered in compliance.

       The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profile among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items are assigned to broad risk categories, each with appropriate weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

       The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1996, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 10.23% and 9.36%, respectively.

       In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1996 was 9.01%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

       The subsidiary banks are subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

       Each of the subsidiary banks was in compliance with applicable minimum capital requirements as of December 31, 1996. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

       Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on the taking of brokered deposits, and certain other restrictions on its business. As described below, substantial additional restrictions can be imposed upon FDIC-insured depository institutions that fail to meet applicable capital requirements. See "-- Prompt Corrective Action."

       The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations, which will become mandatory on January 1, 1998, requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies have concurrently proposed a methodology for evaluating interest rate risk which would require banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures. The market risk rules will apply to any bank or bank holding company whose trading activity equals 10% or more of its total assets, or whose trading activity equals $1 billion or more.

SUPPORT OF SUBSIDIARY INSTITUTIONS

       Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required at times when, absent such Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

       Under the Federal Deposit Insurance Act ("FDIA"), a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989, in connection with (a) the default of a commonly controlled FDIC-insured depository institution or (b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The subsidiary depository institutions of the Company are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in such other subsidiary depository institutions.

PROMPT CORRECTIVE ACTION

       FDICIA establishes a system of prompt corrective action to resolve the problems of undercapitalized institutions. Under this system, which became effective in December 1992, the federal banking regulators are required to establish five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized) and to take certain mandatory supervisory actions, and are authorized to take other discretionary actions, with respect to institutions in the three undercapitalized categories, the severity of which will depend upon the capital category in which the institution is placed. Generally, subject to a narrow exception, FDICIA requires the banking regulator to appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital level for each category.

   The capital levels established for each of the categories are as follows:


                                                       Total               Tier 1 Risk-
    Capital Category       Tier 1 Capital       Risk-Based Capital        Based Capital           Other
  Well Capitalized       5% or more           10% or more              6% or more            Not subject to
                                                                                             a capital
                                                                                             directive

  Adequately             4% or more           8% or more               4% or more                   --
  Capitalized

  Undercapitalized       less than 4%         less than 8%             less than 4%                 --
  Significantly          less than 3%         less than 6%             less than 3%                 --
  Undercapitalized

  Critically             2% or less                     --                      --                  --
  Undercapitalized       tangible equity

       For purposes of the regulation, the term "tangible equity" includes core capital elements counted as Tier 1 Capital for purposes of the risk-based capital standards, plus the amount of outstanding cumulative perpetual preferred stock (including related surplus), minus all intangible assets with certain exceptions. A depository institution may be deemed to be in a capitalization category that is lower than is indicated by its actual capital position if it receives an unsatisfactory examination rating.

       An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. Under FDICIA, a bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to certain limitations. The obligation of a controlling holding company under FDICIA to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except in accordance with an accepted capital restoration plan or with the approval of the FDIC. In addition, the appropriate federal banking agency is given authority with respect to any undercapitalized depository institution to take any of the actions it is required to or may take with respect to a significantly undercapitalized institution as described below if it determines "that those actions are necessary to carry out the purpose" of FDICIA.

       At December 31, 1996, each subsidiary bank had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

       Pursuant to FDICIA, the FDIC adopted a new risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The new system, which went into effect on January 1, 1994, assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. An institution is also assigned by the FDIC to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information which the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds (which may include, if applicable, information provided by the institution's state supervisor). An institution's insurance assessment rate is then determined based on the capital category and supervisory category to which it is assigned. Under the final risk-based assessment system, as well as the prior transitional system, there are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied. Assessment rates for members of both the Bank Insurance Fund ("BIF") and the Savings Association Insurance Fund ("SAIF") for the first half of 1995, as they had during 1994, ranged from 23 basis points (0.23% of deposits) for an institution in the highest category (i.e., "well capitalized" and "healthy") to 31 basis points (0.31% of deposits) for an institution in the lowest category (i.e., "undercapitalized" and "substantial supervisory concern"). These rates were established for both funds to achieve a designated ratio of reserves to insured deposits (i.e., 1.25%) within a specified period of time.

       Once the designated ratio for the BIF was reached in May 1995, the FDIC reduced the assessment rate applicable to BIF deposits in two stages, so that, beginning 1996, the deposit insurance premiums for 92% of all BIF members in the highest capital and supervisory categories were set at $2,000 per year, regardless of deposit size. The FDIC elected to retain the existing assessment rate range of 23 to 31 basis points for SAIF members for the foreseeable future given the undercapitalized nature of that insurance fund.

       Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, on July 28, 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

       A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). The Company was not required to record a charge against earnings for the special assessment.

       In addition, the FDIC proposed a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to FICO assessments. Effective January 1, 1997, FICO assessments will be imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January, 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points. The Funds Act further provides that BIF and SAIF are to be merged, creating the "Deposit Insurance Fund," on January 1, 1999, provided that bank and savings association charters are combined by that date.

       Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

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

    BancMortgage Financial Corp.'s principal office is located at 990 Hammond Drive, Suite 1020, Atlanta, Georgia 30328, and the telephone number of that office is (770) 804-7208. This office is leased.

    Appalachian Travel Service, Inc. principal office is located at 104 Market Centre, Cornelia, Georgia, and the telephone number of that office is (706) 778-5777. This office is leased.

Item 3.  LEGAL PROCEEDINGS

    The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to its business, and no such proceedings are known to be contemplated by governmental authorities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.
                                    PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
MATTERS

    The common stock of Habersham Bancorp is traded on the NASDAQ Stock Market ("NASDAQ") under the symbol HABC. At December 31, 1996, Habersham Bancorp had approximately 615 shareholders of record. The following table sets forth the high and low sale prices of the Company's common stock on a quarterly basis since July 17, 1995, the date on which the common stock commenced trading on NASDAQ. This per share information reflects a 5 for 1 stock split in the form of a 400% stock dividend effective May 15, 1995.

             1996                   High      Low
             ----                   ----      ---
          First quarter             14.50     13.18
          Second quarter            15.25     14.25
          Third quarter             15.50     14.50
          Fourth quarter            17.00     15.00

             1995                   High      Low
             ----                   ----      ---
          Third quarter             13.00     10.75
          Fourth quarter            14.25     12.00

    Prior to July 17, 1995, there was no established trading market for the Habersham common stock. Management was aware of transactions resulting in shares being traded from January 1, 1993 to July 17, 1995 at prices ranging from $7.40 to $8.60 per share (adjusted to reflect the effect of the 5 for 1 stock split).

    Cash dividends were paid quarterly during 1996 and were paid at a rate of $.12 per share of common stock in 1996. Cash dividends were paid semi-annually during 1995 and were paid at a rate of $.10 per share on common stock in 1995.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion sets forth the major factors that affect the Company's results of operations and financial condition. These comments should be read in conjunction with the consolidated financial statements.

ORGANIZATION

    Habersham Bancorp owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. (collectively the "Company"). Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage") and Appalachian Travel Service, Inc. ("Appalachian"). The Advantage Group, Inc. is a non-bank subsidiary which engages in the business of providing certain management consulting advice to depository institutions. The Advantage Group, Inc. and Appalachian do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company. Management's discussion and analysis, which follows, relates primarily to Habersham Bank, Security Bank and BancMortgage.

RESULTS OF OPERATIONS

    The Company's net income was $1,907,849, $2,021,012 and $1,658,385 for the years ended December 31, 1996, 1995 and 1994, respectively, with related earnings per common and common equivalent share of $.79, $.99 and $.98, respectively. The per share amounts reflect the 5 for 1 stock split effective May 15, 1995. The decrease in net income for 1996 from 1995 was primarily due to expenses incurred to start up BancMortgage. In addition, higher than planned loan volume was sold to Habersham Bank by BancMortgage, which resulted in the deferral of approximately $500,000 in fees which will be recognized in subsequent periods. The increase in net income for 1995 over 1994 was primarily due to the acquisition of Security Bank on June 30, 1995. Net income represents a return on average equity of 7.16%, 9.39% and 10.50% for 1996, 1995 and 1994, respectively.

    The Company's net income per share of common stock decreased 20.2% to $.79 in 1996, down from $.99 in 1995 and increased 1.02% in 1995, up from $.98 per share in 1994.

NET INTEREST INCOME

    Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets which will cover overhead and other costs and provide a reasonable return to our shareholders. Net interest income for 1996 was approximately $13 million compared to $9.1 million in 1995 and $7.6 million in 1994.

    Net interest income for 1996 increased approximately $3.8 million or 42.04% when compared to 1995 and increased approximately $1.5 million or 19.96% when compared to 1994.

    Average assets rose approximately $70.5 million or 35.1% in 1996 over 1995, and $38.6 million or 23.83% in 1995 over 1994. The 1996 increase was primarily due to increased loan originations of approximately $91 million by BancMortgage.

    Interest income increased approximately $7.5 million or 45.27% in 1996 when compared to 1995 and increased approximately $4.1 million or 33.14% in 1995 when compared to 1994. The increase in interest income for 1996 resulted primarily from the increase in the loan portfolio of approximately $62.2 million from 1995. The average balance of loans for 1996 increased approximately $66.4 million from 1995 and increased approximately $24.7 million in 1995 from 1994. Average interest rates on loans were 10.54% in 1996 and 1995 and 9.81% in 1994. The average balance of investment securities decreased $1.5 million or 2.74% in 1996 over 1995. The average balance of federal funds sold in 1996 increased $629,000 or 8.48% from 1995 and carried an average interest rate of 5.66%, 4.75% and 4.32% in 1996, 1995 and 1994, respectively.

    The increase in interest expense for 1996 of $3.6 million over 1995 resulted primarily from additional interest expense on increased other time deposits of approximately $24 million and on increased Federal Home Loan Bank advances of approximately $44 million related to the funding of loans originated by BancMortgage.

    The average balance of deposits for 1996 increased by approximately $38.7 million or 22.52% over 1995 and increased by approximately $30.1 million or 21.29% over 1994. The weighted average rate paid was 5.62%, 4.49% and 3.68% in 1996, 1995 and 1994, respectively.

    The net interest margin of the Company, the spread between interest income and interest expense, was 4.96% in 1996, 4.87% in 1995 and 5.08% in 1994. By careful management of deposit and loan growth and pricing, the Company maintains its net interest margin.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSES AND AVERAGE YIELDS EARNED AND RATES PAID

    The following table sets forth the consolidated average balance sheets for the Company, average rates paid on deposits, average rates earned on earning assets, and total interest paid on deposits and earned on earning assets. This information is presented for the years ended December 31, 1996, 1995 and 1994.

                                    1996         1995     1996    1995       1996        1995

                                  AVERAGE      AVERAGE    YIELD/  YIELD/     INCOME      INCOME
                                  BALANCE      BALANCE    RATES   RATES     (EXPENSE)   (EXPENSE)
ASSETS
Cash and due from banks        $ 7,038,373  $  5,118,340
Interest bearing balances
 with other banks                  279,148       847,000   6.74%  4.52%  $    18,824  $    38,281
Federal funds sold               8,045,000     7,416,000   5.66%  4.75%      455,733      352,521
Investment securities:(3)
 Taxable                        32,062,428    34,917,011   7.22%  5.86%    2,314,243    2,044,608
 Non-taxable                    20,821,319    19,457,262   8.47%  5.57%    1,763,320    1,083,349
                             -------------  ------------
 Total investment securities    52,883,747    54,374,273

Loans, net (taxable)(1)(2)     188,885,803   122,451,274  10.54% 10.54%   19,906,204   12,901,162
Premises & equipment             5,414,446     3,980,079
Other assets                     8,346,113     6,195,447
                             -------------  ------------                  ----------  -----------
  TOTAL                       $270,892,630  $200,382,413   9.78%  8.87%   24,458,324   16,419,921
                              ============  ============                  ----------   ----------


LIABILITIES
Demand deposit accounts       $ 23,626,106  $ 21,439,056
Money market & NOW              37,566,357    35,706,305   3.04%  3.02%   (1,140,686)  (1,077,322)
Savings accounts                 7,639,507     6,542,031   2.71%  2.52%     (206,935)    (164,639)
Certificates of deposit        141,763,866   108,190,308   6.46%  5.43%   (9,153,533)  (5,870,006)
Treasury tax and short-term
 and other borrowings           30,316,397     4,339,038   5.09%  6.60%   (1,542,481)    (286,507)
Other liabilities                3,335,003     2,645,613
                               -----------   -----------                  ----------    ---------
   TOTAL                       244,247,236   178,862,351   5.54%  4.78%  (12,043,635)  (7,398,474)
                                                                          ----------    ---------

Shareholders' equity            26,645,394    21,520,062
                              ------------  ------------

TOTAL LIABILITIES & EQUITY    $270,892,630  $200,382,413
                              ============  ============

NET YIELD ON INTEREST EARNING ASSETS                       4.96%  4.87%  $12,414,689  $ 9,021,447
                                                                         ===========  ===========

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED



                                    1994                   1994               1994
                                  AVERAGE                 YIELD/             INCOME
                                  BALANCE                 RATES             (EXPENSE)
ASSETS
Cash and due from banks      $  5,113,163
Interest bearing balances
with other banks                  631,012                 6.27%         $    39,561
Federal funds sold              2,999,167                 4.32%             129,640
Investment securities:(3)
  Taxable                      30,554,176                 5.33%           1,628,829
  Non-taxable                  18,275,423                 5.78%           1,056,133
                             ------------
  Total investment securities  48,829,599

Loans, net (taxable)(1)(2)     97,732,297                 9.80%           9,580,514
Premises & equipment            3,138,724
Other assets                    3,372,902
                             ------------                               -----------
       TOTAL                 $161,816,864                 8.28%          12,434,677
                             ============                               -----------

LIABILITIES
Demand deposit accounts      $ 14,067,454
Money market & NOW             36,267,136                 2.52%            (913,911)
Savings accounts                5,247,192                 2.82%            (148,197)
Certificates of deposit        86,130,065                 4.22%          (3,635,738)
Treasury tax and short-term
and other borrowings            3,039,712                 3.39%            (103,086)
Other liabilities               1,276,447
                             ------------                               -----------
  TOTAL                       146,028,006                 3.67%          (4,800,932)
                                                                        -----------
Shareholders' equity           15,788,858
                             ------------
TOTAL LIABILITIES & EQUITY   $161,816,864
                             ============

NET YIELD ON INTEREST EARNING ASSETS                      5.08%         $ 7,633,745
                                                                        ===========


(1) Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 1996, 1995 and 1994.
(2) Loan fees of $1,042,162, $264,180 and $275,541 are included in interest income for the years ended December 31, 1996, 1995 and 1994, respectively.
(3) Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

    The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

                                      1996 as compared to 1995              1995 as compared to 1994
                                     Increase (Decrease) due to            Increase (Decrease) due to
                                    Net      Rate(1)    Volume(1)         Net       Rate(1)    Volume(1)
                               ------------------------------------  -----------------------------------
INTEREST BEARING ASSETS
 Interest bearing balances
   with other banks            $  (19,457)  $    6,210  $  (25,667)  $   (1,280) $  (14,822)  $   13,542
 Investment securities:
   Taxable                        269,635      436,913    (167,278)     415,779     183,240      232,539
   Non-taxable                    679,971      603,993      75,978       27,216     (41,094)      68,310
                               ----------   ----------  ----------   ----------  ----------   ----------
    Total Investment securities   949,606    1,040,906     (91,300)     442,995     142,146      300,849

 Federal funds sold               103,212       73,334      29,878      222,881      32,074      190,807
 Loans, gross (taxable)         7,005,042        2,843   7,002,199    3,320,648     898,188    2,422,460
                               ----------   ----------  ----------   ----------  ----------   ----------

    TOTAL INTEREST INCOME       8,038,403    1,123,293   6,915,110    3,985,244   1,057,586    2,927,658
                               ----------   ----------  ----------   ----------  ----------   ----------

INTEREST BEARING LIABILITIES
  Money market & NOW               63,364        7,190      56,174      163,411     177,544      (14,133)
  Savings accounts                 42,296       14,640      27,656       16,442     (20,072)      36,514
  Certificates of deposit       3,283,527    1,460,483   1,823,044    2,234,268   1,303,326      930,942
  Short-term and
   other borrowings             1,255,974     (458,532)  1,714,506      183,421     139,374       44,047
                               ----------   ----------  ----------   ----------  ----------   ----------

     TOTAL INTEREST EXPENSE     4,645,161    1,023,781   3,621,380    2,597,542   1,600,172      997,370
                               ----------   ----------  ----------   ----------  ----------   ----------

NET INTEREST INCOME            $3,393,242   $   99,512  $3,293,730   $1,387,702  $ (542,586)  $1,930,288
                               ==========   ==========  ==========   ==========  ==========   ----------


  (1) The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

OTHER INCOME AND OTHER EXPENSE

    Non-interest income in 1996 increased $222,302 or 16.21% as compared to 1995 and the 1995 amount increased $164,174 or 13.60% as compared to 1994. The 1996 increase was primarily due to an increase of $112,695 in service charge income on deposit accounts and an increase of $274,610 in sales income from Appalachian offset by a decrease of approximately $81,000 in gains on sales of securities. The 1995 increase was primarily due to the addition of Security Bank's noninterest income for the third and fourth quarters of 1995.

    Other noninterest expense in 1996 increased by approximately $3.9 million or 50.21% as compared to 1995 and the 1995 amount increased approximately $1.2 million or 18.29% as compared to 1994. The increase for 1996 was primarily due to the addition of $1,706,341, $179,399 and $955,001 in personnel, occupancy and operating expenses, respectively, related to the start up of BancMortgage.

    The increase for 1995 was primarily due to the addition of Security Bank's expenses for the third and fourth quarters of 1995 and to normal increases in salary and occupancy expenses.

PROVISION FOR LOAN LOSSES

    The Company's provision for loan losses is intended to create an adequate allowance for potential losses in the loan portfolio at the end of each reporting period. The provision for loan losses was $360,000 in 1996 as compared to $98,043 in 1995 and $208,096 in 1994. The Company's allowance for loan losses was $2,261,406 at December 31, 1996 which was 1.09% of year-end loans and 115.65% of total nonperforming loans as compared to $2,335,788 at December 31, 1995, which was 1.61% of year-end loans and 103.8% of total nonperforming loans. While the ratio of the allowance to year-end loans decreased from 1.61% to 1.09% primarily due to an increase of loan volume in residential properties, the ratio of the allowance to year-end nonperforming loans increased from 103.8% to 115.65%. Typically, loans secured by residential properties have a lower charge off rate.

    At December 31, 1996, loans over 90 days past due and non accrual loans totaled $1,358,801 or .65% of gross outstanding loans as compared to $1,280,683 or .88% at December 31, 1995.

    The provision for loan losses in 1996 was approximately $262,000 more than the amount provided in 1995 and the amount provided in 1995 was approximately $110,000 less than the amount provided in 1994. These changes were the result of management's valuation of the loan portfolio at each year end.

    Net charge-offs amounted to $434,382 in 1996 representing .23% of average loans, as compared to $134,961 in 1995, representing .11% of average loans and $65,633 in 1994, representing .07% of average loans.

    The following table summarizes, for the five years ended December 31, 1996, selected information related to the allowance for loan losses:


                                             1996        1995            1994           1993         1992
Balance of allowance for
 loan losses at beginning of period    $  2,335,788  $  1,744,335    $ 1,601,902  $  1,703,592  $ 1,265,939
                                       ------------  ------------    -----------  ------------  -----------
Balance of allowance of Security
 Bank at June 30, 1995                                    628,371
Loans charged-off:
Commercial, financial & agricultural       (183,218)      (22,252)       (37,146)     (250,732)      (4,898)

Real Estate - construction
Real Estate - mortgage                     (256,126)      (47,110)       (17,011)                    (4,507)

Installment loans to individuals           (108,660)      (44,242)       (49,962)      (45,433)     (97,048)

Other                                       (23,014)      (62,230)       (21,025)      (80,262)     (50,875)
                                       ------------- ------------    -----------  ------------  -----------


     Total charged-off loans               (571,018)     (175,834)      (125,144)     (376,427)    (157,328)
                                       ------------  ------------    -----------  ------------  -----------


Recoveries:
Commercial, financial & agricultural         32,857         5,566          1,893                      5,517

Real Estate - construction
Real Estate - mortgage                       65,150         1,610          4,772
Installment loans to individuals             28,760        17,429         15,387        11,917       12,776

Other                                         9,869        16,268         37,429        13,055       11,688
                                       ------------  ------------    -----------  ------------  -----------

     Total recoveries                       136,636        40,873         59,481        24,972       28,981
                                       ------------  ------------    -----------  ------------  -----------

Net charge-offs                            (434,382)     (134,961)       (65,663)     (351,455)    (128,347)


Additions to allowance                      360,000        98,043        208,096       249,765      566,000
                                       ------------  ------------    -----------  ------------  -----------

Balance of allowance for
 loan losses at end of period          $  2,261,406  $  2,335,788    $ 1,744,335  $  1,601,902  $ 1,703,592
                                       ============  ============    ===========  ============  ===========


Average amount of loans                $188,885,803  $122,451,274    $97,723,297  $103,336,660  $101,181,597
                                       ============  ============    ===========  ============  ============


Ratio of net charge-offs during the
 period to average loans outstanding
 during the period                             .23%          .11%           .07%          .34%         .13%

Ratio of allowance to year-end loans          1.09%         1.61%          1.73%         1.54%        1.62%


     The Company's provision for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant amounts, management's review consists of evaluations of the borrowers' strength, value of the related collateral, and other factors. This evaluation is made by classifying loans based on values assigned to each of the aforementioned variables. These classifications are assigned by the loan review area and are reviewed by the Board of Directors. Totals by loan classification, along with related historical loss ratios, are used to determine the allowance required to provide for potential losses. The review of groups of loans, which are individually insignificant, is based upon delinquency status of the group, lending policies and previous collection experience of each category. The effects of current conditions on specific industries or classes of borrowers are also considered in determining allowance for loan loss requirements. Management believes such allowance is adequate to absorb future losses on loans outstanding at December 31, 1996.

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

    The approximate anticipated amount of loan charge-offs by category during 1997 is as follows:

     Commercial, financial & agricultural        $100,000
     Real estate - construction and mortgage      175,000
     Installment loans to individuals             125,000
                                                 --------
          Total                                  $400,000
                                                 ========

LOANS

    Loans increased approximately $85.4 million or 58.74% as compared to 1995. Approximately $23.2 million is attributable to loans originated by BancMortgage held for sale as of December 31, 1996, and approximately $67.7 million of loans originated by BancMortgage which were sold to Habersham Bank and included in Habersham Bank's portfolio as of December 31, 1996.

    The composition of the Company's loan portfolio changed during 1996 due to the loans originated by BancMortgage and either sold to Habersham Bank or held for sale as of December 31, 1996. Construction loans increased by approximately $33.7 million or 204.39% when compared to 1995, commercial loans increased by approximately $350,000 or 1.94% when compared to 1995, and real estate secured loans increased by approximately $27.2 million or 28.27% when compared to 1995.

    The increase in loans of approximately $44.6 million or 44.21% in 1995 when compared to 1994 is attributable to the addition of Security Bank's loan portfolio of approximately $34 million and purchase of participation loans of approximately $10 million.

    The amount of loans outstanding for the five years ended December 31, 1996 is set forth in the following table according to type of loan. The Company had no foreign loans at December 31, 1995 and 1994.

                                            1996             1995          1994          1993         1992
                                            ----             ----          ----          ----         ----
Commercial, financial &
  agricultural                       $ 18,292,993      $ 17,945,695  $ 13,653,109  $ 19,006,561  $ 20,719,893

Real Estate - construction             50,263,496        16,512,884     5,564,753     5,112,344     6,447,313

Real Estate - mortgage                123,601,815        96,361,817    68,992,708    68,830,196    66,218,750

Installment loans to individuals       15,410,015        14,613,500    12,637,913    11,204,998    11,718,479
                                     ------------      ------------  ------------  ------------  ------------
       TOTAL                         $207,568,319      $145,433,896  $100,848.483  $104,154,099  $105,104,435
                                     ============      ============  ============  ============  ============


     The following table sets forth the maturities and sensitivities of loans to changes in interest rates.

                                               DUE AFTER
                                  DUE IN       ONE THROUGH     DUE AFTER
LOAN MATURITY:                   ONE YEAR      FIVE YEARS      FIVE YEARS       TOTAL
                                 --------      -----------     ----------       -----
  Commercial, financial
   and agricultural ............ $ 7,704,887     $4,854,846    $5,733,260   $18,292,993
  Real estate - construction ...  46,284,567      1,919,742     2,059,187    50,263,496
                                 -----------     ----------    ----------   -----------
       TOTAL ................... $53,989,454     $6,774,588    $7,792,447   $68,556,489
                                 ===========     ==========    ==========   ===========

LOAN INTEREST RATE SENSITIVITY:

Selected loans with:
 Predetermined interest rates .. $ 8,555,733     $3,848,559    $4,228,508   $16,632,799
 Floating or adjustable
  interest rates ...............  45,433,721      2,926,029     3,563,939    51,923,690
                                 -----------     ----------    ----------   -----------
    TOTAL                        $53,989,454     $6,774,588    $7,792,447   $68,556,489
                                 ===========     ==========    ==========   ===========

NONPERFORMING ASSETS AND PAST DUE LOANS

    Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets increased $890,803 at December 31, 1996 or 25.69% from December 31, 1995. This increase was primarily due to the increase in other real estate.

    The following table sets forth the totals of nonperforming assets, selected ratios and accruing loans past due 90 days or more for the five years ended December 31, 1996.

Nonperforming assets:                   1996            1995          1994         1993          1992
                                        ----            ----          ----         ----          ----
Nonaccrual                           $  981,801     $1,022,683    $  568,822   $  763,425    $1,588,462
Restructured loans                      973,559      1,227,411     1,318,790    1,169,987       132,281
Other real estate owned               2,403,397      1,217,860     1,165,954    1,180,431     2,028,908
                                     ----------     ----------    ----------   ----------    ----------
  Total Nonperforming assets         $4,358,757     $3,467,954    $3,053,566   $3,113,843    $4,940,211
                                     ==========     ==========    ==========   ==========    ==========

Ratios:
  Nonperforming assets to total loans      2.10%          2.38%         3.03%        2.99%         4.70%
  Nonperforming assets to total loans
   plus other real estate owned            2.08%          2.36%         2.99%        2.96%         4.61%
  Allowance to nonperforming assets       51.88%         67.35%        57.12%       51.44%        34.48%

Accruing loans past due 90 days or
  more                               $  377,000     $  258,000    $  196,017   $  196,864    $  325,041

       Accrual of interest is discontinued when either principal or interest becomes 90 days past due, or earlier when, in management's opinion, collectibility of such interest is doubtful unless it is both well secured and in the process of collection. Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $213,484, $214,523 and $263,713, respectively, in 1996, 1995 and 1994, compared with interest income recognized of $180,781, $164,015 and $214,700, respectively.

    At December 31, 1996, the Company had no significant loans which management designated as potential problem loans which have not been disclosed above as nonaccrual or past due loans.

    The Company had impaired loans of $981,801 and $1,022,683 as of December 31, 1996 and 1995, respectively. The interest income recognized on such loans was $84,646 and $57,416 for the years ended December 31, 1996 and 1995, respectively.

   Habersham Bank held a concentration in mortgages for agribusiness purposes in the poultry industry at December 31, 1996 which totaled approximately $16 million, or approximately 8.32% of total net loans. Habersham Bank and Security Bank held concentrations in residential construction loans at December 31, 1996, totaling approximately $41.1 million or 21.43% and $9.1 million or 23.56%, respectively, of total net loans. As of December 31, 1996, Habersham Bank and Security Bank held concentrations in residential mortgages of approximately $93.1 million or 48.45% and $7.2 million or 28.8%, respectively, of total net loans.

INVESTMENT SECURITIES

    The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 1996, approximately $31.6 million of investment securities were classified as available for sale. Approximately $57,000 of net unrealized gain, net of income taxes, was included in Shareholders' Equity related to the available for sale investment securities.

    The following table sets forth the carrying amounts of investment securities at December 31, 1996 and 1995.

                                          1996             1995
Investment securities
 available for sale:
    U.S. Treasury                     $   801,003      $ 3,811,579
    U.S. Government agencies           21,625,933       26,742,352
    States & political subdivisions     8,520,859        9,059,417
    Other investments                     680,881          699,961
                                      -----------      -----------
         Total                        $31,628,676      $40,313,309
                                      ===========      ===========

Investment securities held to maturity:
    U.S. Treasury                                      $   199,634
    U.S. Government agencies          $ 2,187,521        3,407,647
    States & political subdivisions    12,122,431       12,545,318
    Other investments                   4,453,992        1,345,592
                                      -----------      -----------
      Total                           $18,763,944      $17,498,191
                                      ===========      ===========

    In December 1995, in accordance with the "Guide to the Implementation of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities", the Company reclassified certain investments with an unamortized cost of $5,569,161 and a market value of $5,848,273 as available for sale. The reclassification resulted in the recognition of an unrealized gain of $279,112.

    The following tables set forth the maturities of investment securities at December 31, 1996 and the related weighted yields of such securities on a tax equivalent basis (assuming a 34% tax rate).

                                             ONE YEAR      1-5          5-10       AFTER 10
                                             OR LESS      YEARS        YEARS        YEARS
Investment securities
 available for sale:
Carrying Value:
 U.S. Treasury                            $  801,003
 U.S. Government agencies                  3,185,029   $9,099,154   $2,254,651   $7,087,099
 States & political subdivisions             939,891    1,965,294    2,063,987    3,551,687
 Other investments                                                                  680,881

Weighted average yields:
 U.S. Treasury                                  5.43%
 U.S. Government agencies                       5.64%        5.72%        5.85%        7.20%
 States & political subdivisions                5.67%        6.09%        6.13%        6.19%

Investment securities held to maturity:
Carrying Value:
 U.S. Government agencies                 $  615,072   $  493,690   $  272,601   $  806,158
 States & political subdivisions           2,477,351    3,723,864    4,235,282    1,685,934
 Other investments                            99,000       99,000                 4,255,992


Weighted average yields:
 U.S. Government agencies                      5.36%        6.63%        5.74%        7.32%
 States & political subdivisions               4.76%        4.93%        5.04%        5.78%


    No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's equity capital at December 31, 1996.

GOODWILL AND OTHER INTANGIBLE ASSETS

    Goodwill and other intangible assets increased approximately $3.4 million due to the acquisition of Security Bank effective June 30, 1995. Intangible assets consisting of a premium on core deposits of approximately $400,000 and goodwill of approximately $3 million were recorded in connection with the acquisition.

DEPOSITS

    Average deposits increased approximately $38.7 and $30.1 million during 1996 and 1995, respectively.

    The Company's loan to deposit ratio based on average balances during each year was 89.69% and 71.24% in 1996 and 1995, respectively. Management anticipates maintaining a loan to deposit ratio between 80% to 90% in 1997.

    The following table sets forth the average amount of deposits for the Company which exceed 10% of average total deposits for the five years ended December 31, 1996.

                           1996            1995           1994           1993            1992
                           ----            ----           ----           ----            ----
                        AVG. AMT.       AVG. AMT.      AVG. AMT.       AVG. AMT.       AVG. AMT
                       OUTSTANDING     OUTSTANDING    OUTSTANDING     OUTSTANDING     OUTSTANDING
Interest bearing
 demand deposits       $ 37,566,357    $ 35,706,305    $36,267,136     $28,660,269     $24,421,278
Noninterest bearing
 demand deposits         23,626,106      21,439,056     14,067,454      14,808,391      15,297,601
Time certificates of
 deposits               141,763,866     108,190,308     86,130,065      86,639,094      97,886,292

                             AVG.          AVG.            AVG.             AVG.           AVG.
                             RATE          RATE            RATE             RATE           RATE
Interest bearing
 demand deposits             3.04%         3.02%           2.52%            2.68%          3.17%
Noninterest bearing
 demand deposits              N/A           N/A             N/A              N/A            N/A
Time certificates of
 deposits                    6.46%         5.43%           4.22%            4.28%          5.71%



    At December 31, 1996, time certificates of deposit of $100,000 or more totaled $31,941,517. The maturities of all time certificates of deposit over $100,000 are as follows:

     3 months or less                           $12,149,732
     Over 3 but not more than 12 months          13,233,390
     Over 1 year but not more than 5 years        6,558,395
                                                -----------
        Total                                   $31,941,517
                                                ===========

OTHER BORROWINGS

    Other borrowings increased approximately $44 million during 1996 as compared with 1995 and $2.2 million during 1995 as compared with 1994 as a result of borrowings from the Federal Home Loan Bank.

CAPITAL RESOURCES

    The Company and the Banks are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's consolidated financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Banks must meet specific capital guidelines that involve quantitative measures of the Company's and the Banks' assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's and the Banks' capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

    Quantitative measures established by regulation to ensure capital adequacy require the Company and the Banks to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1996, that the Company and the Banks meet all capital adequacy requirements to which they are subject.

    As of December 31, 1996, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Company and the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Company and the Banks must maintain minimum total risk-based, Tier 1 risk-based, Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the institution's category.

    The Company's and the Banks' actual capital amounts and ratios as of December 31, 1996 follows (dollars in thousands):

                                                                       To Be Well
                                                                      Capitalized
                                                                     Under Prompt
                                                   For Capital     Corrective Action
                                   Actual       Adequacy Purposes     Provisions
                                Amount    Ratio   Amount    Ratio    Amount Ratio
                                ------    -----   ------    -----    ------ -----
     As of December 31, 1996
     Total Capital(to Risk Weighted Assets):
      The Company                $26,665   10.23%  $20,854    8%   $26,068   10%
      Habersham Bank              18,443   10.67%   13,833    8%    17,291   10%
      Security Bank                7,024   15.58%    3,606    8%     4,508   10%

     Tier I Capital(to Risk Weighted Assets):
      The Company                $24,403    9.36%  $10,427    4%    15,641    6%
      Habersham Bank              16,921    9.79%    6,916    4%    10,375    6%
      Security Bank                6,459   14.33%    1,803    4%     2,705    6%

     Tier I Capital(to Average Assets):
      The Company                $24,403    9.01%  $10,836    4%    13,545    5%
      Habersham Bank              16,921    6.78%    9,980    4%    12,475    5%
      Security Bank                6,459   11.62%    2,223    4%     2,779    5%

    While management believes that the current level of capital is sufficient for current and foreseeable needs of the Company, capital needs are continually evaluated by management.

    Treasury stock activity in 1996 consisted of 38,000 shares sold from the Treasury upon exercise of options at a per share price of $7.51. Treasury stock activity in 1995 consisted of 38,000 shares sold from the Treasury upon exercise of options at a per share price of $6.78 and 41,447 shares acquired upon the acquisition of Security Bank at a per share price of $6.33.

    Cash dividends were paid at a rate of $.03 per share in March, June, September and December 1996. Cash dividends were paid at a rate of $.05 per share in June and December 1995.

    Effective May 15, 1995, the Company declared a 5 for 1 stock split of its common stock effected in the form of a 400% stock dividend. In addition, effective April 15, 1995, the Company changed the par value of its common stock from $2.50 to $1.00 per share and increased the number of authorized shares of common stock to 10,000,000 shares. All references to share and per share amounts reflect the split. Also, $875,000 has been retroactively charged to Additional Paid-in Capital and credited to Common Stock to reflect the stock split and the change in par value.

    Management is not aware of any required regulatory changes, or any recommendation by any regulatory authority which will have a material effect on the Company's liquidity, capital or results of operations.

INTEREST RATE SENSITIVITY AT DECEMBER 31, 1996

    The objective of asset and liability management is to maintain an optimum match of maturities and interest rate sensitivity between loans, investment securities and deposits. In order to obtain this optimum match, adjustable rate loans and maturity matched investments are used.

    The Company's historical performance in various economic climates assists management in making long-term asset and liability decisions for the Company.

    The interest rate sensitivity analysis below has a negative one year gap of approximately $29.5 million (excess of interest bearing liabilities to earning assets repricing within one year). However, the Company's experience has shown that NOW, IMMA and Savings deposits of approximately $46.3 million are not rate sensitive.

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

INTEREST RATE SENSITIVITY ANALYSIS

                                                   DUE IN    DUE AFTER     DUE AFTER
                                      YIELD/       ONE       ONE THROUGH   FIVE THROUGH  DUE AFTER
EARNING ASSETS:                       RATE         YEAR      FIVE YEARS    TEN YEARS     TEN YEARS    TOTAL
Investment securities:
  Taxable investment securities and
    interest bearing balances with
    other banks                        7.22%  $  4,700,104   $  9,691,844  $ 2,527,252  $12,830,130 $ 29,749,330
  States & political subdivisions      8.47%     3,417,242      5,689,158    6,299,269    5,237,621   20,643,290
  Loans                               10.54%   170,997,973     38,353,383   21,516,158               230,867,514
  Federal funds sold                   5.66%  $  6,590,000                                             6,590,000
                                      -----   ------------   ------------  -----------  ----------- ------------

    Total earning assets               9.78%  $185,705,319     53,734,385  $30,342,679   18,067,751  287,850,134
                                      -----   ------------   ------------  -----------  ----------- ------------


INTEREST BEARING LIABILITIES:

Deposits:
  Money Market and NOW                 3.04%    39,401,692                                            39,401,692
  Savings                              2.71%     6,930,811                                             6,930,811
  Certificates of Deposit              6.46%   123,482,679     31,353,939                            154,836,618
  Short term borrowings                5.09%  $ 45,411,273      3,000,000                             48,411,273
                                      -----   ------------   ------------  -----------  ----------- ------------

    Total interest bearing
     liabilities                       5.54%  $215,226,455     34,353,939                            249,580,394
                                      -----   ------------   ------------  -----------  ----------- ------------

INTEREST RATE SPREAD                   4.94%
                                      =====

Excess (deficiency) of earning assets
  over (to) interest bearing liabilities      $(29,521,136)  $ 19,380,446  $30,342,679  $18,067,751 $ 38,269,740
                                              ============   ============  ===========  =========== ============


Cumulative Gap                                $(29,521,136)  $(10,140,690) $20,201,989  $38,269,740

Ratio of cumulative gap to
 total cumulative earning assets                     15.90%          4.24%        7.49%       13.30%

Ratio of earning assets to
 interest bearing liabilities                        86.28%        156.41%


INFLATION

    The Company's assets and liabilities are generally monetary in nature. Therefore, interest rates have a greater impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.

LIQUIDITY

    The Company's liquidity program is designed and intended to provide guidance in funding the credit and investment activities of the affiliate banks while at the same time ensuring that the deposit obligations of the affiliate banks are met on a timely basis. In order to permit active and timely management of assets and liabilities, these accounts are monitored regularly in regard to volume, mix and maturity. Habersham Bank's liquidity policy requires a minimum ratio of 20% of cash and certain short-term investments to net withdrawable deposit accounts and Security Bank's liquidity policy requires a minimum of 25%. The following table lists the liquidity ratios for the Banks.

                                      1996         1995
                                      ----         ----
     Habersham Bank                  21.83%       35.03%
     Security State Bank             26.84%       32.17%

ACCOUNTING PRONOUNCEMENTS

    In June 1996, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 125,"Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities". SFAS 125 provides accounting and reporting standards for transfers and servicing of financial assets and extinguishment of liabilities. The Company adopted SFAS 125 effective January 1, 1997. The Company has not completed the process of evaluating the impact that will result from adopting SFAS 125 and is therefore, unable to disclose the impact that such adoption will have on its financial position or results of operations. In 1996, the FASB issued SFAS No. 127 (Deferral of the Effective Date of Certain Provisions of SFAS No. 125). SFAS 127 defers the effective date of certain provisions of SFAS 125 until December 31, 1997.

NEW SUBSIDIARY

    Effective January 23, 1997, Habersham Bank signed a purchase and assumption agreement to acquire substantially all of the assets of Dillard-Scruggs Insurance Services of Cornelia, Inc. d/b/a Cornelia Insurance Agency. The resulting corporation will be named Advantage Insurers, Inc. and will continue to offer a full line of property, casualty and life insurance products. This acquisition is expected to be accounted for as a purchase with an approximate purchase price of $380,000 and is expected to begin operations during the second quarter of 1997.

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets of the Company as of December 31, 1996 and 1995, and the related consolidated statements of income, shareholders' equity and of cash flows and notes to the consolidated financial statements for each of the three years in the period ended December 31, 1996, and the report issued thereon by the Company's independent public accountants, attached hereto as Exhibit 13 and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    On February 25, 1997, the Company replaced its existing independent public accounting firm, Deloitte & Touche LLP ("Deloitte"), with KPMG Peat Marwick. Neither of Deloitte's reports on the Company's financial statements for the years ended December 31, 1995 or 1996 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. The change of accountants was approved by the Board of Directors. The Company had no disagreements with Deloitte during any of the years ended December 31, 1995 or 1996 or during the interim period through February 25, 1997 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused that firm to make reference to the subject disagreement if it had not been resolved to Deloitte's satisfaction.

                                    PART III
Item 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
PERSONS; AND FINANCIAL DISCLOSURE


    Information concerning the Company's directors and executive officers appears in the Proxy Statement under the headings "Election of Directors-Nominees," "Executive Officers" and "Ownership of Stock - Compliance with Section 16(a) of the Exchange Act" and is incorporated by reference herein.

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

Exhibit No.                  Document
-----------                  --------
 3.1   Amended and restated Articles of Incorporation of Habersham
       Bancorp, as amended. (1)

 3.2   By-laws of Habersham Bancorp, as amended as of November 20, 1989
       (2) and as of March 16, 1991. (3)

10.1* Habersham Bancorp Savings Investment Plan, as amended and restated March 17, 1990, and the related Trust Agreements, as amended March 17, 1990. (2)

10.2*  Habersham Bancorp Incentive Stock Option Plan, as amended
       February 26, 1994. (4)

10.3*  Habersham Bancorp Outside Directors Stock Option Plan. (5)

10.4*  Habersham Bancorp 1996 Incentive Stock Option Plan. (6)

13.0   Financial statements and notes thereto contained in the Habersham Bancorp
       1996 Annual Report.

16.0   Change in Accountants. (7)

21.0   Subsidiaries of Habersham Bancorp.

23.0   Consent of Independent Auditors.

24.0   A Power of Attorney is set forth on the signature page to this Form
       10-KSB.

27.0   Financial Data Schedule (for SEC use only).

(1) Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915).

(2) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-13153).

(3) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-13153).

(4) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993 (File No. 0-13153).

(5) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-13153).

(6) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-13153).

(7) Incorporated herein by reference to exhibit of same number in the Registrant's current report on Form 8-K dated March 4, 1997. (File No. 0-13153).

* Indicates the Registrant's plans, management contracts and compensatory arrangements.

    (b)  Reports on Form 8-K:

    No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1996.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         HABERSHAM BANCORP (Registrant)

By: /s/ David D. Stovall            Date: March 27, 1997
    -----------------------               -----------------
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

     Signature                     Title                          Date
     ---------                     -----                          ----
/s/ Thomas A. Arrendale, Jr   Chairman of the Board        March 27, 1997
----------------------         and Director

/s/ Thomas A. Arrendale, III  Vice Chairman of the Board   March 27, 1997
----------------------
                               and Director

/s/ David D. Stovall          Director, President and      March 27, 1997
----------------------
                               Chief Executive Officer *

/s/ James Holcomb             Director                     March 27, 1997
---------------------

/s/ James A. Stapleton, Jr    Director                     March 27, 1997
---------------------


/s/ C. Kenneth White          Director                     March 27, 1997
---------------------


/s/ Calvin R. Wilbanks        Director                     March 27, 1997
---------------------


* Principal financial officer, principal executive officer, controller and principal accounting officer.

                                 EXHIBIT INDEX

                                                            Sequentially
                                                              Numbered
Exhibit No.               Document                             Page
-----------              ---------                          ------------
    3.1          Amended and restated Articles of
                 Incorporation of Habersham Bancorp, as amended.
                 (1)                                                N/A

    3.2          By-laws of Habersham Bancorp, as amended as of
                 November 20, 1989 (2) and as of March 16, 1991
                 March 16, 1991 (3).............................    N/A

   10.1*         Habersham Bancorp Savings Investment Plan, as
                 amended and restated March 17, 1990, and the
                 related Trust Agreements, as amended
                 March 17, 1990 (2) ............................    N/A

   10.2*         Habersham Bancorp Incentive Stock Option Plan,
                 as amended February 26, 1994 (4) ...............   N/A

   10.3*         Habersham Bancorp Outside Directors Stock
                 Plan (5) .......................................   N/A

   10.4*         Habersham Bancorp 1996 Incentive Stock Option
                 Plan (6) ......................................    N/A

   13.0          Financial statements and notes thereto contained
                 in the Habersham Bancorp 1996 Annual Report ....    39

   16.0          Change in Accountants (7) ......................   N/A

   21.0          Subsidiaries of Habersham Bancorp ..............    69

   23.0          Consent of Independent Auditors ................    70

   24.0          A Power of Attorney is set forth on the
                 signature page to this Form 10-KSB ............     35

   27.0          Financial Data Schedule (for SEC use only).....     71

(1) Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915).

(2) Incorporated herein by reference to exhibit of same number in the Registrant Annual Report on Form 10-K for the year December 31, 1989. (File No. 0-13153).

(3) Incorporated herein by reference to exhibit of same number in the Registrant Annual Report on Form 10-K for the year ended December 31, 1991.(File No. 0-13153).

(4) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1993. (File No. 0-13153).

(5) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1994. (File No. 0-13153).

(6) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1995. (File No. 0-13153).

(7) Incorporated herein by reference to exhibit of same number in the Registrant's current report on Form 8-K dated March 4, 1997. (File No. 0-13153).

* Indicates the Registrant's plans, management contracts and compensatory arrangements.