Form 10QSB
period 1997-06-30
HABERSHAM BANCORP
filed 1997-08-13
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

       X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     ----- SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended June 30, 1997

     _____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

     For the transition period from _______ to _________

                         Commission file number 0-13153

                              HABERSHAM BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

    Georgia                                            58-1563165
--------------------------------------------------------------------------------
 (State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                     Identification No.)

Highway 441 N., P.O. Box 1980, Cornelia, Georgia             30531
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

                                      Yes   X    No _____
                                          -----
State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:


    2,370,417 shares, common stock, $1.00 par value, as of June 30, 1997

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(dollars in thousands)

                                          JUNE 30, 1997   DECEMBER 31, 1996
ASSETS

Cash and due from banks ..................  $ 10,559         $  9,123
Federal funds sold .......................     9,100            6,590
Investment securities available for sale
  (estimated cost of $28,046 at June 30,
  1997 and $31,544 at December 31, 1996)..    28,130           31,629
Investment securities held to maturity
  (estimated market value of $15,108 at
  June 30, 1997, and $18,821 at
  December 31, 1996) .....................    15,003           18,764

Loans held for sale ......................    30,087           23,299

Loans ....................................   204,395          206,864
  Less:  Unearned income .................       (32)             (32)
         Allowance for loan losses .......    (2,268)          (2,261)
                                            --------         --------
    Loans, net ...........................   202,095          204,571
                                            --------         --------

Intangible assets ........................     3,667            3,403
Other assets .............................    14,265           12,632
                                            --------         --------
    TOTAL ASSETS .........................  $312,906         $310,011
                                            ========         ========

LIABILITIES
Non-interest bearing deposits ............  $ 24,648         $ 23,192
Interest bearing deposits ................   216,853          201,170
Short-term borrowings ....................       900              502
Other borrowings .........................    29,102           47,909
Other liabilities ........................    12,638            9,569
                                            --------         --------
    TOTAL LIABILITIES ....................   284,141          282,342
                                            --------         --------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value,
 10,000,000 shares authorized;
  2,403,974 shares issued ................     2,404            2,404
Additional paid-in capital ...............     8,969            8,898
Retained earnings ........................    17,535           16,561
Unrealized gain on investment
  securities available for sale ..........        56               56
Treasury stock (at cost) .................      (199)            (250)
                                            --------         --------
    TOTAL SHAREHOLDERS' EQUITY ...........    28,765           27,669
                                            --------         --------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY .............................  $312,906         $310,011
                                            ========         ========


 See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Three-Month Periods Ended June 30, 1997 and 1996

                                          June 30, 1997   June 30, 1996

INTEREST INCOME
Loans ..................................   $    5,503      $    4,399
Investment securities ..................          608             774
Other ..................................          198             122
                                           ----------      ----------
   TOTAL INTEREST INCOME ...............        6,309           5,295

INTEREST EXPENSE
Deposits ...............................        2,682           2,266
Other ..................................          423             166
                                           ----------      ----------
   TOTAL INTEREST EXPENSE ..............        3,105           2,432

NET INTEREST INCOME ....................        3,204           2,863
Provision for loan losses ..............          110              90
                                           ----------      ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .............        3,094           2,773

Other Income:
  Gain on sale .........................          583              11
  Loan fee income ......................          708             132
  Service charge on deposits ...........          169             152
  Travel service income ................          311            --
  Other income .........................          205             170
                                           ----------      ----------
    Total other income .................        1,976             465

Other Expenses:
  Salary and employee benefits .........        2,482           1,492
  Overhead .............................          579             313
  Travel service expense ...............          314            --
  Computer services ....................           92              66
  Other expense ........................          865             863
                                           ----------      ----------
    Total other expense ................        4,332           2,734

INCOME BEFORE INCOME TAXES .............          738             504
Applicable income taxes ................          215             102
                                           ----------      ----------
NET INCOME .............................          523             402

Dividends ..............................           83             139
Retained earnings at beginning of period       17,095          15,419
                                           ----------      ----------
Retained earnings at end of period .....   $   17,535      $   15,682
                                           ==========      ==========

Per Common and Common Equivalent Share:
NET INCOME .............................   $      .21      $      .17
                                           ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING ...    2,504,033       2,411,553
                                           ==========      ==========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Six-Month Periods Ended June 30, 1997 and 1996

                                           June 30, 1997   June 30, 1996

INTEREST INCOME
Loans ..................................   $   10,787      $    8,392
Investment securities ..................        1,217           1,630
Other ..................................          405             275
                                           ----------      ----------
   TOTAL INTEREST INCOME ...............       12,409          10,297

INTEREST EXPENSE

Deposits ...............................        5,280           4,480
Other ..................................        1,064             227
                                           ----------      ----------
   TOTAL INTEREST EXPENSE ..............        6,344           4,707

NET INTEREST INCOME ....................        6,065           5,590
Provision for loan losses ..............          233             180
                                           ----------      ----------

NET INTEREST INCOME AFTER

 PROVISION FOR LOAN LOSSES .............        5,832           5,410

Other Income:

  Gain on sale .........................        1,409              56
  Loan fee income ......................        1,233             203
  Service charge on deposits ...........          336             292
  Travel service income ................          589            --
  Other income .........................          404             402
                                           ----------      ----------
    Total other income .................        3,971             953

Other Expenses:

  Salary and employee benefits .........        4,592           2,912
  Overhead .............................          960             595
  Travel service expense ...............          588            --
  Computer services ....................          213             145
  Other expense ........................        1,831           1,597
                                           ----------      ----------
    Total other expense ................        8,184           5,249

INCOME BEFORE INCOME TAXES .............        1,619           1,114
Applicable income taxes ................          479             225
                                           ----------      ----------
NET INCOME .............................        1,140             889

Dividends ..............................          166             139
Retained earnings at beginning of period       16,561          14,932
                                           ----------      ----------
Retained earnings at end of period .....   $   17,535      $   15,682
                                           ==========      ==========

Per Common and Common Equivalent Share:

NET INCOME .............................   $      .46      $      .37
                                           ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND

COMMON EQUIVALENT SHARES OUTSTANDING ...    2,495,968       2,404,099
                                           ==========      ==========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the (Unaudited) Six-Month Periods Ended June 30, 1997 and 1996

                                                             JUNE 30,       JUNE 30,
CASH FLOWS FROM OPERATING ACTIVITIES:                          1997           1996

  Net Income ........................................      $   1,140      $    889
  Adjustments to reconcile net income to net cash
     used in operating activities:
      Provision for loan losses .....................            233           180
      Net loss on other real estate owned ...........             29             9
      Net loss(gain) on sale of investment securities             10            (6)
      Net gain on sale of loans .....................         (1,409)         --
      Depreciation and amortization .................            554           436
      Proceeds from sale of loans held for sale .....         98,350          --
      Net increase in loans held for sale ...........       (104,017)       (3,117)
  Changes in assets and liabilities:
      Increase in other assets ......................           (165)         (246)
      Increase (decrease) in other liabilities ......          3,062          (383)
                                                           ---------      --------
  Net cash used in operating activities .............         (2,213)       (2,238)
                                                           ---------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities available for sale:
  Proceeds from maturity ............................          7,217         7,321
  Proceeds from sale ................................          4,334         2,093
  Purchases .........................................         (8,028)       (3,484)
 Investment securities held to maturity:
  Proceeds from maturity ............................          5,353         1,982
  Purchases .........................................         (1,593)       (2,672)
 Business acquisitions ..............................           (380)         --

 Loans:
  Proceeds from sale ................................         21,453          --
  Net increase in loans .............................        (19,117)      (34,795)
  Decrease in other real estate .....................            543            38
  Net additions of premises and equipment ...........         (2,309)         (777)
                                                           ---------      --------
  Net cash provided by (used in)
     investing activities ...........................          7,473       (30,294)
                                                           ---------      --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits ..........................         17,139        13,368
  Net increase(decrease) in short-term borrowings ...            398          (345)
  Net increase(decrease) in other borrowings ........        (18,807)       18,800
  Cash dividends paid ...............................           (166)         (139)
  Sale of treasury stock ............................            122            17
                                                           ---------      --------
  Net cash (used in) provided by
     financing activities ...........................         (1,314)       31,701
                                                           ---------      --------

Increase (decrease) in cash and cash equivalents ....          3,946          (831)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD ......         15,713        16,388
                                                           ---------      --------
CASH AND CASH EQUIVALENTS: END OF PERIOD ............      $  19,659      $ 15,557
                                                           =========      ========

See notes to condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest ............................................   $6,904      $5,045
  Income taxes ........................................      420         508

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
 Other real estate acquired through loan foreclosures..    $ 195       $ 322
 Loan made to sell other real estate ..................        -         (14)
 Unrealized loss on investment securities
  available for sale, net .............................        -        (310)


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

3.  Statement No. 128 "Earnings Per Share"

In February 1997, the FASB issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share" (Statement 128). Statement 128 supersedes Accounting Principles Board Opinion No. 15 "Earnings Per Share" and specifies the computation, presentation, and disclosure requirements for earnings per share (EPS) for entities with publicly held common stock or potential common stock. Statement 128 replaces the presentation of primary EPS with a presentation of basic EPS and fully diluted EPS with diluted EPS. It also requires dual presentation of basic and diluted EPS on the face of the income statement for all entities with complex capital structures and requires a reconciliation of the numerator and denominator of the basic EPS computation to the numerator and denominator of the diluted EPS computation.

Statement 128 is effective for financial statements for both interim and annual periods ending after December 15, 1997. The expected impact on the Company's financial statements of the provisions of Statement 128 is not expected to be material.

4.  Derivatives Disclosures

In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the footnotes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements become effective for all registrants for filings that include financial statements for periods ending after June 15, 1997. The Company does not presently have any derivative financial instruments or derivative commodity instruments as defined in the Release.

5.  Recent Business Acquisition

Effective March 31, 1997, Advantage Insurers, Inc., a newly formed subsidiary of Habersham Bank, acquired substantially all of the assets of Dillard-Scruggs Insurance Services of Cornelia, Inc. d/b/a Cornelia Insurance Agency. Advantage Insurers, Inc. will continue to offer a full line of property, casualty and life insurance products. This acquisition was accounted for as a purchase with a purchase price of $380,000. The pro forma effect on earnings is not significant.

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

    Habersham Bancorp owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. (collectively the "Company"). Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), Appalachian Travel Service, Inc. ("Appalachian") and Advantage Insurers, Inc. ("Advantage Insurers"). The Advantage Group, Inc. is a nonbank subsidiary which engages in the business of providing certain management consulting advice to depository institutions. BancMortgage was organized in 1996 as a full service mortgage lending and servicing company located in the northern Atlanta Metropolitan area. Advantage Insurers, which began operations March 31, 1997, offers a full line of property, casualty and life insurance products. The Advantage Group, Inc., Appalachian and Advantage Insurers do not comprise a significant portion of the financial position, results of operations or cash flows of the Company for the quarter ended June 30, 1997. Management's discussion and analysis, which follows, relates primarily to Habersham Bank, Security Bank and BancMortgage.

Material Changes in Financial Condition

    The Company's total assets increased approximately $3 million during the first six months of 1997 primarily due to increases in net loans of approximately $4 million, increases in federal funds sold of approximately $2 million and increase in cash and other assets of approximately $3 million offset by decreases in investment securities of approximately $7 million. Net new loan originations for the first six months of 1997 were approximately $123 million offset by sales of mortgage loans of approximately $119 million. Deposits increased approximately $17 million during the first six months of 1997 offset by repayments of borrowings at the Federal Home Loan Bank of approximately $19 million.

    At June 30, 1997, loans over 90 day days past due and nonaccrual loans totaled $1,949,147 or .95% of gross outstanding loans, as compared to $1,358,801 or .65% of gross outstanding loans at December 31, 1996. This increase is primarily due to the addition of two large credits totaling approximately $500,000 to nonaccrual status. Both of these loans are collateralized by real estate with an appraised value in excess of loan value. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses and accounts for factors such as classified and past due loans as well as portfolio growth and diversification. There were no significant writeoffs during the first six months of 1997.

    The Company had impaired loans of $1,687,377 and $981,801 as of June 30, 1997 and December 31, 1996, respectively. Impaired loans consist of loans in nonaccrual status and are discussed in the paragraph above. No allowance was necessary for such loans. The interest income recognized on such loans for the six month periods ended June 30, 1997 and 1996 was not material.

    The Company's other real estate totaled $2,027,887 and $2,403,734 as of June 30, 1997 and December 31, 1996, respectively. This decrease is due to sales of property of approximately $543,000 offset by additions to other real estate of approximately $200,000.

Material Changes in Results of Operations

    Total interest income for the second quarter of 1997 increased $1,014,000 or 19.15%, when compared to the second quarter of 1996. Total interest income for the first six months of 1997 increased $2,112,000 or 20.51%, when compared to the first six months of 1996. Interest income from loans for the second quarter of 1997 increased $1,104,000 or 25.10%, when compared to the second quarter of 1996 due to the addition of approximately $421,000 of income from loans at BancMortgage as well as increases in the loan portfolios of Habersham Bank and Security Bank. Interest income from loans for the first six months of 1997 increased approximately $2,395,000 or 28.54%, when compared to the first six months of 1996 due to the addition of approximately $744,000 in income from loans at by BancMortgage as well as increases in the loan portfolios of Habersham Bank and Security Bank. Loan yields decreased by .25% to 9.52% for the first six months of 1997 compared to yields of 9.77% for the first six months of 1996, due to changes in the composition of loans.

    Interest income from investment securities decreased $166,000 or 21.45% for the second quarter of 1997 when compared to the second quarter of 1996. Interest income from investment securities decreased $413,000 or 25.34% for the first six months of 1997, when compared to the first six months of 1996. The decrease in interest income from investments was primarily due to the decrease in Habersham Bank's investment security portfolio as a result of the maturity and sale of securities used in funding the lending activities relating to BancMortgage. Average yields on investment securities increased .32% to 6.38% for the first six months of 1997 compared to 6.06% for the first six months of 1996.

    Total interest expense for the second quarter of 1997 increased $673,000 or 27.67%, when compared to the second quarter of 1996. Total interest expense for the first six months of 1997 increased $1,637,000 or 34.78% when compared to the first six months of 1996. Interest expense on deposits for the second quarter increased $416,000 or 18.36%, when compared to the second quarter of 1996. Interest expense on deposits for the first six months increased $800,000 or 17.86%, when compared to the first six months of 1996. The increase in interest expense on deposit accounts was primarily due to the addition of approximately $16 million of interest bearing deposits during the first six months of 1997. Consolidated weighted average rates on deposits decreased to 5.09% during the first six months of 1997 compared to a weighted average rate on deposits of 5.24% during the first six months of 1996.

    Other interest expense for the second quarter of 1997 increased $257,000 or 154.82% when compared to the second quarter of 1996. Other interest expense for the first six months of 1997 increased $837,000 or 368.72%, when compared to the first six months of 1996. This increase reflects the increased borrowing at the Federal Home Loan Bank and Repurchase agreements with Compass Bank to fund BancMortgage's lending activities.

    Net interest income for the second quarter of 1997 increased approximately $341,000 or 11.91%, when compared to the second quarter of 1996. Net interest income for the first six months of 1997 increased approximately $475,000 or 8.50%, when compared to the first six months of 1996. These increases were the result of the items discussed above.

          The net interest margin of the Company, the net income divided by average earning assets, was 4.55% for the first six months of 1997. By careful management of deposit and loan growth and pricing, the Company maintains its net interest margin.

    Other income increased $1,511,000 or 324.95% for the second quarter of 1997 over the same period in 1996. Other income increased $3,018,000 for the first six months of 1997 over the same period in 1996. These increases were due to the addition of approximately $1,409,000 of gains on sale of loans during the first six months of 1997 as well as increases during that period in loan fees of approximately $1,500,000, increases in service charges on deposits of approximately $44,000, the addition of approximately $589,000 of revenue from Appalachian Travel Service, Inc., which was acquired during the third quarter of 1996, and the addition of approximately $13,000 of revenue from Advantage Insurers, Inc., which was acquired at the beginning of second quarter of 1997.

    Other expenses increased $1,598,000 or 58.45% for the second quarter of 1997 over the same period in 1996. Other expenses increased $2,935,000 or 55.92% for the first six months of 1997 over the same period in 1996. These increases were due to increased salary and employee benefits of approximately $990,000 for the second quarter of 1997 or 66.35% when compared to the second quarter of 1996 and $1,680,000 or 57.69% for the first six months of 1997 when compared to the first six months of 1996. These increases are associated with fully staffing BancMortgage operations at four locations and the addition of Appalachian Travel Service and Advantage Insurers, Inc., as well as personnel additions at Habersham Bank, Security State Bank and the Company. Overhead expenses, computer and other operating expenses increased $267,000, $27,000 and $276,000, respectively, for the second quarter of 1997 when compared to the second quarter of 1996. Overhead expenses, computer and other operating expenses increased $365,000, $68,000 and $776,000, respectively, for the first six months of 1997 when compared to the first six months of 1996 due to the activities of BancMortgage, Appalachian Travel Service, and Advantage Insurers, Inc.

Liquidity and Capital Resources

    Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20% and Security Bank's liquidity policy requires a minimum of 25%. The following table lists the liquidity ratios for the Banks at June 30, 1997.

                         Habersham Bank           21.13%
                         Security Bank            29.23%

    Habersham Bank has established various sources of funds to be used in the management of its liquidity position. Federal Funds agreement guidelines totaling $9.5 million have been provided by Compass Bank and The Bankers Bank. Repurchase agreement guidelines are collateral based. Also established is a borrowing arrangement for advances with an available credit line of $65 million at the Federal Home Loan Bank. Security Bank has also established various sources of funds to be used in the management of its liquidity position. Federal Funds agreement guidelines totaling $2.3 million have been provided by Compass Bank and The Bankers Bank for Security Bank.

    At June 30, 1997, Habersham Bank and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Banks are required to maintain a leverage ratio (Tier 1 Capital to average assets) of at least 4%. The Banks' ratios at June 30, 1997 follow:

                               Habersham          Security
                                  Bank              Bank
          Tier 1                  9.90%            14.85%
          Total Capital          10.88%            16.01%
          Leverage                7.31%            12.98%

    Capital expenditures for the construction of new branches for Habersham Bank in Cleveland, Georgia and Security Bank in Waleska, Georgia totaled approximately $956,000 and $596,000, respectively, for the first six months of 1997. Management estimates additional capital expenditures for the new branch construction to be approximately $100,000. While management believes that the current level of internal capital is sufficient for current and foreseeable needs of the Company, capital needs are continually evaluated by management.

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

    The interest rate sensitivity analysis below has a three month gap of approximately $3.9 million (excess of earning assets to interest bearing liabilities repricing within one year).

                                       YIELD/     DUE IN     DUE AFTER     DUE AFTER   DUE AFTER   DUE AFTER       TOTAL
                                        RATE      THREE   THREE THROUGH  SIX THROUGH  ONE THROUGH    FIVE
                                                  MONTHS    SIX MONTHS  TWELVE MONTHS  FIVE YEARS    YEARS
EARNING ASSETS:
 Federal funds sold                     5.32%    $ 9,100                                                          $ 9,100
 Investment securities                  6.38%        714    $  1,524      $  2,693      $ 17,440   $20,762         43,133
 Loans                                  9.52%    115,163      18,604        31,421        30,636    38,626        234,450
                                        ----     -------    --------      --------      --------   -------        -------
  Total earning assets                  8.91%    124,977      20,128        34,114        48,076    59,388        286,683

INTEREST BEARING LIABILITIES:
 Deposits
   Money Market and NOW                 2.96%     48,932                                                           48,932
   Savings                              2.71%      7,887                                                            7,887
   Certificates of deposit              5.79%     45,037      29,639        54,165        31,193         00       160,034
 Borrowings                             6.39%     27,002          00         3,000            00         00        30,002
                                        ----     -------    --------      --------      --------    -------       -------
  Total interest bearing
   liabilities                          5.27%    128,858      29,639        57,165        31,193         00       246,855

INTEREST RATE MARGIN:                   4.55%
                                        ====

Excess(deficiency) of earning
 assets over(to) interest bearing
 liabilities                                     $(3,881)   $(9,511)      $(23,051)     $ 16,883    $ 59,388      $39,828
                                                 =======    ========      ========      ========    ========      =======


Cumulative gap                                   $(3,881)   (13,392)      $(36,443)     $(19,560)   $ 39,828

Ratio of cumulative gap to total
 cumulative earning assets                         (3.11%)    (9.23%)       (20.33%)       (8.61%)     13.89%

Ratio of cumulative earning assets
 to cumulative interest bearing
 liabilities                                       96.99%     91.55%         83.10%        92.08%     116.13%

    Management strives to maintain the ratio of cumulative earning assets to cumulative interest bearing liabilities within a range of 60% to 140%.

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.
                        none

Item 2.  Changes in securities.
                        none

Item 3.  Defaults upon senior securities.
                        none

Item 4.  Submission of matters to a vote of security holders.
         (a) The regular annual meeting of the shareholders of the Company was held on April 19, 1997.

         (b) The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were: Thomas A. Arrendale, Jr., Thomas A. Arrendale, III, James J. Holcomb, James A. Stapleton, Jr., David D. Stovall, C. Kenneth White, and Calvin R. Wilbanks.

At the registrant's Annual Meeting of Shareholders of April 19, 1997, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director. Abstentions and broker non-votes are also listed for each nominee.

Name                             Votes For   Votes Against   Abstentions & Non-Votes
Thomas A. Arrendale, Jr.         1,644,902          500               0
Thomas A. Arrendale, III         1,644,902          500               0
David D. Stovall                 1,644,902          500               0
James J. Holcomb                 1,644,902          500               0
James A. Stapleton, Jr.          1,644,902          500               0
C. Kenneth White                 1,644,902          500               0
Calvin R. Wilbanks               1,644,902          500               0


Item 5.  Other information.

                        none

Item 6.  Exhibits and reports on Form 8-K.
                              (a) Exhibits:

                                   27.Financial Data Schedule (For SEC Use Only)
                              (b)  none

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        HABERSHAM BANCORP
                                           (Registrant)


Date August 13, 1997             /s/ David D. Stovall
     ----------------            --------------------
                                 President and
                                 Chief Financial Officer
                                 (for the Registrant and as the
                                 Registrant's principal financial and
                                 accounting officer)