Form 10QSB
period 1997-09-30
HABERSHAM BANCORP
filed 1997-11-12
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

  x      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 1997

         TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
-----    SECURITIES EXCHANGE ACT OF 1934
For the transition period from _______ to _________

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

         2,371,554 shares, common stock, $1.00 par value, as of September 30,
1997

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(dollars in thousands)

                                                             SEPTEMBER 30, 1997      DECEMBER 31, 1996
ASSETS


Cash and due from banks ...............................          $  11,700                $   9,123
Federal funds sold ....................................              3,670                    6,590
Investment securities available for sale
  (estimated cost of $28,540 at September 30,
  1997 and $31,544 at December 31, 1996) ..............             28,796                   31,629
Investment securities held to maturity
  (estimated market value of $15,005 at
 September 30, 1997, and $18,821 at
  December 31, 1996) ..................................             14,852                   18,764

Loans held for sale ...................................             42,749                   23,299

Loans .................................................            209,574                  206,864
  Less:  Unearned income ..............................                (32)                     (32)
         Allowance for loan losses ....................             (2,318)                  (2,261)
                                                                 ---------                ---------
    Loans, net ........................................            207,224                  204,571
                                                                 ---------                ---------

Intangible assets .....................................              3,636                    3,403
Other assets ..........................................             14,323                   12,632
                                                                 ---------                ---------
    TOTAL ASSETS ......................................          $ 326,950                $ 310,011
                                                                 =========                =========

LIABILITIES
Non-interest bearing deposits .........................          $  27,488                $  23,192
Interest bearing deposits .............................            213,684                  201,170
Short-term borrowings .................................                775                      502
Other borrowings ......................................             41,660                   47,909
Other liabilities .....................................             14,056                    9,569
                                                                 ---------                ---------
    TOTAL LIABILITIES .................................            297,663                  282,342
                                                                 ---------                ---------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value,
 10,000,000 shares authorized;
  2,403,974 shares issued .............................              2,404                    2,404
Additional paid-in capital ............................              8,986                    8,898
Retained earnings .....................................             17,920                   16,561
Unrealized gain on investment
  securities available for sale .......................                169                       56
Treasury stock at cost (32,419 and
42,192 shares) ........................................               (192)                    (250)
                                                                 ---------                ---------
    TOTAL SHAREHOLDERS' EQUITY ........................             29,287                   27,669
                                                                 ---------                ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY ..........................................          $ 326,950                $ 310,011
                                                                 =========                =========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Three-Month Periods Ended September 30, 1997 and 1996

                                                          1997           1996
INTEREST INCOME
Loans ............................................     $    5,783     $    5,290
Investment securities ............................            614            746
Other ............................................            145             90
                                                       ----------     ----------
   TOTAL INTEREST INCOME .........................          6,542          6,126

INTEREST EXPENSE
Deposits .........................................          2,826          2,426
Other ............................................            555            547
                                                       ----------     ----------
   TOTAL INTEREST EXPENSE ........................          3,381          2,973

NET INTEREST INCOME ..............................          3,161          3,153
Provision for loan losses ........................            109             90
                                                       ----------     ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .......................          3,052          3,063

Other Income:
  Gain on sale of loans ..........................          1,082             22
  Loan fee income ................................            696            290
  Service charges on deposits ....................            162            197
  Travel service income ..........................            241             77
  Other income ...................................            243             13
                                                       ----------     ----------
    Total other income ...........................          2,424            599

Other Expenses:
  Salaries and employee benefits .................          2,895          1,225
  Occupancy ......................................            565            312
  Travel service expense .........................            212             70
  Computer services ..............................            103             35
  General and administrative expense .............          1,036          1,551
                                                       ----------     ----------
    Total other expense ..........................          4,811          3,193

INCOME BEFORE INCOME TAXES .......................            665            469
Applicable income taxes ..........................            197             91
                                                       ----------     ----------
NET INCOME .......................................            468            378

Dividends ........................................             83             70
Retained earnings at beginning of period .........         17,535         15,705
                                                       ----------     ----------
Retained earnings at end of period ...............     $   17,920     $   16,013
                                                       ==========     ==========

Per Common and Common Equivalent Share:
NET INCOME .......................................     $      .19     $      .16
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING .............      2,505,836      2,414,521
                                                       ==========     ==========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND RETAINED EARNINGS
(dollars in thousands, except per share amounts)
For the (Unaudited) Nine-Month Periods Ended September 30, 1997 and 1996

                                                          1997           1996
INTEREST INCOME
Loans ............................................     $   16,570     $   13,682
Investment securities ............................          1,831          2,376
Other ............................................            550            365
                                                       ----------     ----------
   TOTAL INTEREST INCOME .........................         18,951         16,423

INTEREST EXPENSE
Deposits .........................................          8,106          6,906
Other ............................................          1,619            774
                                                       ----------     ----------
   TOTAL INTEREST EXPENSE ........................          9,725          7,680

NET INTEREST INCOME ..............................          9,226          8,743
Provision for loan losses ........................            342            270
                                                       ----------     ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES .......................          8,884          8,473

Other Income:
  Gain on sale of loans ..........................          2,491             78
  Loan fee income ................................          1,929            493
  Service charges on deposits ....................            498            489
  Travel service income ..........................            830             77
  Other income ...................................            647            415
                                                       ----------     ----------
    Total other income ...........................          6,395          1,552

Other Expenses:
  Salaries and employee benefits .................          7,487          4,137
  Occupancy ......................................          1,525            907
  Travel service expense .........................            755             70
  Computer services ..............................            316            180
  General and administrative expenses ............          2,912          3,148
                                                       ----------     ----------
    Total other expense ..........................         12,995          8,442

INCOME BEFORE INCOME TAXES .......................          2,284          1,583
Applicable income taxes ..........................            676            316
                                                       ----------     ----------
NET INCOME .......................................          1,608          1,267

Dividends ........................................            249            209
Retained earnings at beginning of period .........         16,561         14,955
                                                       ----------     ----------
Retained earnings at end of period ...............     $   17,920     $   16,013
                                                       ==========     ==========

Per Common and Common Equivalent Share:
NET INCOME .......................................     $      .64     $      .53
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND
COMMON EQUIVALENT SHARES OUTSTANDING .............      2,499,265      2,407,574
                                                       ==========     ==========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(dollars in thousands)
For the (Unaudited) Nine-Month Periods Ended September 30, 1997 and 1996

CASH FLOWS FROM OPERATING ACTIVITIES:                       1997         1996
  Net Income .........................................   $   1,608    $   1,267
  Adjustments to reconcile net income to net cash
     used in operating activities:
      Provision for loan losses ......................         342          270
      Net loss on other real estate owned ............          29           31
      Net loss(gain) on sale of investment securities           10            8
      Net gain on sale of loans ......................      (2,491)         (78)
      Depreciation and amortization ..................         887          673
      Proceeds from sale of loans held for sale ......     165,796       28,421
      Increase in loans held for sale ................    (183,042)     (48,618)
  Changes in assets and liabilities:
      Increase in other assets .......................        (167)        (388)
      Increase in other liabilities ..................       4,512          260
                                                         ---------    ---------
  Net cash used in operating activities ..............     (12,516)     (18,154)
                                                         ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities available for sale:
  Proceeds from maturity .............................       8,615        6,434
  Proceeds from sale .................................       5,165        3,130
  Purchases ..........................................     (10,769)      (6,426)
 Investment securities held to maturity:
  Proceeds from maturity .............................       6,071        6,187
  Purchases ..........................................      (2,142)      (4,668)
 Business acquisitions ...............................        (420)          --
 Loans:
  Proceeds from sale .................................      21,453           --
  Net increase in loans ..............................     (24,389)     (59,431)
 Proceeds from sale of other real estate .............         683          663
 Net additions of premises and equipment .............      (2,825)      (1,807)
                                                         ---------    ---------
 Net cash provided by (used in)
     investing activities ............................       1,442      (55,918)
                                                         ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Net increase in deposits ............................      16,810       17,630
 Net increase(decrease) in short-term borrowings .....         273         (730)
 Net increase(decrease) in other borrowings ..........      (6,249)      52,531
 Cash dividends paid .................................        (249)        (209)
 Sale of treasury stock ..............................         146           17
                                                         ---------    ---------
 Net cash provided by financing activities ...........      10,731       69,239
                                                         ---------    ---------

Decrease in cash and cash equivalents ................        (343)      (4,833)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD .......      15,713       16,388
                                                         ---------    ---------
CASH AND CASH EQUIVALENTS: END OF PERIOD .............   $  15,370    $  11,555
                                                         =========    =========

See notes to condensed consolidated financial statements.

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Cash paid during the period for:
  Interest ...................................................   $9,893     $7,607
  Income taxes ...............................................      690        709

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
 Other real estate acquired through loan foreclosures.........   $  229     $1,189
 Loan made to sell other real estate .........................       --        (14)
 Unrealized gain on investment securities
  available for sale, net ....................................      113        280


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

The condensed consolidated financial statements included herein should be read in conjunction with the Company's 1996 financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1996.

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

During the third quarter of 1997, Habersham Bancorp expanded its mortgage-related services with the acquisition by BancMortgage Financial Corp (a subsidiary of Habersham Bank) of the assets and certain liabilities of The Prestwick Mortgage Group, a national investment banking and advisory firm specializing in the brokerage and evaluation of mortgage-related assets such as loans, servicing and companies. As a result of the acquisition, BancMortgage Financial Corp is doing business as The Prestwick Financial Group and as BancFinancial Services Corporation ("BancFinancial"), a full-service wholesale mortgage lender specializing in sub-prime mortgage loans. Initially, BancFinancial plans to purchase loans in the mid-atlantic and southeastern states. Both of these operating divisions are based in McLean, Virginia. The pro forma effect on earnings is not significant.

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

         BancMortgage was organized in 1996 as a full service mortgage lending and servicing company located in the northern Atlanta Metropolitan area. During the third quarter of 1997, BancMortgage acquired the assets and certain liabilities of The Prestwick Mortgage Group, a national investment banking and advisory firm specializing in the brokerage and evaluation of mortgage-related assets. As a result of the acquisition, BancMortgage is doing business as The Prestwick Mortgage Group and as BancFinancial Services Corporation, a full-service wholesale mortgage lender specializing in sub-prime mortgage loans. See Note 5 of Notes to Condensed Consolidated Financial Statements.

The Advantage Group, Inc., Appalachian and Advantage Insurers do not comprise a significant portion of the financial position, results of operations or cash flows of the Company for the quarter ended September 30, 1997. Management's discussion and analysis, which follows, relates primarily to Habersham Bank, Security Bank and BancMortgage.

Material Changes in Financial Condition

         The Company's total assets increased approximately $17 million during the first nine months of 1997 primarily due to increases in net loans of approximately $22 million and increases in other assets of approximately $2 million offset by decreases in investment securities of approximately $7 million. Net new loan originations for the first nine months of 1997 were approximately $207 million offset by sales of mortgage loans of approximately $185 million. Deposits and other liabilities increased approximately $17 and $5 million, respectively during the first nine months of 1997. Repayments of borrowings at the Federal Home Loan Bank totaled approximately $6 million.

         At September 30, 1997, loans over 90 days past due and nonaccrual loans totaled $2,285,003 or 1.09% of gross outstanding loans, as compared to $1,358,801 or .65% of gross outstanding loans at December 31, 1996. This increase is primarily due to an increase in nonaccrual loans of approximately $790,000 consisting primarily of credits secured by real estate. These loans are collateralized by real estate with appraised values in excess of loan value. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses and accounts for factors such as classified and past due loans as well as portfolio growth and diversification. There were no significant writeoffs during the first nine months of 1997.

         The Company had impaired loans of $1,771,721 and $981,801 as of September 30, 1997 and December 31, 1996, respectively. Impaired loans consist of loans in nonaccrual status and are discussed in the paragraph above. No allowance was necessary for such loans. The interest income recognized on such loans for the nine month periods ended September 30, 1997 and 1996 was not material.

         The Company's other real estate totaled $1,928,319 and $2,403,734 as of September 30, 1997 and December 31, 1996, respectively. This decrease is due to sales of property of approximately $683,000 offset by additions to other real estate of approximately $229,000.

Material Changes in Results of Operations

         Total interest income for the third quarter of 1997 increased $416,000 or 6.79%, when compared to the third quarter of 1996. Total interest income for the first nine months of 1997 increased $2,528,000 or 15.39%, when compared to the first nine months of 1996. Interest income from loans for the third quarter of 1997 increased $493,000 or 9.32%, when compared to the third quarter of 1996 due to the addition of approximately $465,000 of income from loans at BancMortgage as well as increases in the loan portfolios of Habersham Bank and Security Bank. Interest income from loans for the first nine months of 1997 increased approximately $2,888,000 or 21.11%, when compared to the first nine months of 1996 due to the addition of approximately $1,013,000 in income from loans at BancMortgage as well as increases in the loan portfolios of Habersham Bank and Security Bank. Loan yields decreased by .30% to 9.53% for the first nine months of 1997 compared to yields of 9.83% for the first nine months of 1996, due to changes in the composition of loans.

         Interest income from investment securities decreased $132,000 or 17.69% for the third quarter of 1997 when compared to the third quarter of 1996. Interest income from investment securities decreased $545,000 or 22.94% for the first nine months of 1997, when compared to the first nine months of 1996. The decrease in interest income from investments was primarily due to the decrease in Habersham Bank's investment securities portfolio as a result of the maturity and sale of securities used in funding the lending activities relating to BancMortgage. Average yields on investment securities increased .32% to 6.28% for the first nine months of 1997 compared to 5.96% for the first nine months of 1996.

         Total interest expense for the third quarter of 1997 increased $408,000 or 13.72%, when compared to the third quarter of 1996. Total interest expense for the first nine months of 1997 increased $2,045,000 or 26.63% when compared to the first nine months of 1996. Interest expense on deposits for the third quarter increased $400,000 or 16.49%, when compared to the third quarter of 1996. Interest expense on deposits for the first nine months increased $1,200,000 or 17.38%, when compared to the first nine months of 1996. The increase in interest expense on deposit accounts was primarily due to the addition of approximately $13 million of interest bearing deposits during the first nine months of 1997. Consolidated weighted average rates on deposits decreased to 5.16% during the first nine months of 1997 compared to a weighted average rate on deposits of 5.76% during the first nine months of 1996.

         Other interest expense for the third quarter of 1997 increased $8,000 or 1.46% when compared to the third quarter of 1996. Other interest expense for the first nine months of 1997 increased $845,000 or 109.17%, when compared to the first nine months of 1996. This increase reflects the increased borrowing at the Federal Home Loan Bank and repurchase agreements with Compass Bank to fund BancMortgage's lending activities.

         Net interest income for the third quarter of 1997 increased approximately $8,000 or .25%, when compared to the third quarter of 1996. Net interest income for the first nine months of 1997 increased approximately $483,000 or 5.52%, when compared to the first nine months of 1996. These increases were the result of the items discussed above.

         The net interest margin of the Company, the net interest income divided by average earning assets, was 4.35% for the first nine months of 1997 as compared to 4.91% for the first nine months of 1996. By careful management of deposit and loan growth and pricing, the Company maintains its net interest margin.

         Other income increased $1,825,000 or 304.67% for the third quarter of 1997 over the same period in 1996. Other income increased $4,843,000 or 312.05% for the first nine months of 1997 over the same period in 1996. These increases were due to the addition of approximately $2,413,000 of gains on sale of loans during the first nine months of 1997 as well as increases during that period in loan fees of approximately $1,436,000, increases in service charges on deposits of approximately $9,000, the addition of approximately $753,000 of revenue from Appalachian Travel Service, Inc., which was acquired during the third quarter of 1996, and the addition of approximately $55,000 of revenue from Advantage Insurers, Inc., which was acquired at the beginning of second quarter of 1997.

         Other expenses increased $1,618,000 or 50.67% for the third quarter of 1997 over the same period in 1996. Other expenses increased $4,553,000 or 53.93% for the first nine months of 1997 over the same period in 1996. These in creases were due to increased salary and employee benefits of approximately $1,670,000 or 136.33% for the third quarter of 1997 when compared to the third quarter of 1996 and $3,350,000 or 80.98% for the first nine months of 1997 when compared to the first nine months of 1996. These increases are associated with fully staffing BancMortgage operations at four locations and the addition of Appalachian Travel Service, Inc. and Advantage Insurers, Inc., as well as personnel additions at Habersham Bank, Security State Bank and the Company. Overhead expenses, computer and other Appalachian Travel Service, Inc. expenses increased $253,000, $68,000 and $142,000, respectively, for the third quarter of 1997 when compared to the third quarter of 1996. Overhead expenses, computer and Appalachian Travel Service, Inc. expenses increased $618,000, $136,000 and $685,000, respectively, for the first nine months of 1997 when compared to the first nine months of 1996 due to the activities of BancMortgage, Appalachian Travel Service, and Advantage Insurers, Inc.

Liquidity and Capital Resources

         Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20% and Security Bank's liquidity policy requires a minimum of 25%. The following table lists the liquidity ratios for the Banks at September 30, 1997.

                  Habersham Bank        25.05%
                  Security Bank         16.90%

         Management believes that Security Bank's liquidity will be within policy levels within the fourth quarter, due to expected loan fundings in the fourth quarter, but is prepared to borrow under current relationships with the Federal Home Loan Bank, if necessary, to bring liquidity into policy ranges.

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

         At September 30, 1997, Habersham Bank and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Banks are required to maintain a leverage ratio (Tier 1 Capital to average assets) of at least 4%. The Banks' ratios at September 30, 1997 follow:

                                       Habersham          Security
                                          Bank              Bank
                  Tier 1                  9.78%            14.14%
                  Total Capital          10.78%            15.18%
                  Leverage                6.91%            12.23%

         Capital expenditures for the construction of new branches for Habersham Bank in Cleveland, Georgia and Security Bank in Waleska, Georgia totaled approximately $1,100,000 and $700,000, respectively, for the first nine months of 1997. While management believes that the current level of internal capital is sufficient for current and foreseeable needs of the Company, capital needs are continually evaluated by management.

Interest Rate Sensitivity

         The objective of asset and liability management is to measure and manage both the level and volatility of earnings and capital based upon the impact of changes in interest rates. Habersham Bank and Security Bank uses interest rate shock tests as well as traditional asset / liability modeling in order to maintain an optimum match of maturities and interest rate sensitivity between loans, investment securities and deposits.

         The interest rate sensitivity analysis below has a negative three month gap of approximately $5.3 million (excess of interest bearing liabilities to earning assets repricing within three months).

                                    YIELD/     DUE IN      DUE AFTER       DUE AFTER     DUE AFTER     DUE AFTER      TOTAL
                                     RATE      THREE     THREE THROUGH    SIX THROUGH   ONE THROUGH      FIVE
                                               MONTHS      SIX MONTHS    TWELVE MONTHS   FIVE YEARS      YEARS
EARNING ASSETS:
 Federal funds sold                  5.95%    $  3,670                                                               $  3,670
 Investment securities               6.28%       2,527      $  2,717        $  1,547      $  9,417      $ 27,440       43,648
 Loans                               9.53%     119,995        22,848          28,987        39,975        40,486      252,291
                                     ----     --------      --------        --------      --------      --------     --------
  Total earning assets               8.94%     126,192        25,565          30,534        49,392        67,926      299,609


INTEREST BEARING LIABILITIES:
 Deposits
   Money Market and NOW              3.05%      43,584                                                                 43,584
   Savings                           2.77%       7,700                                                                  7,700
   Certificates of deposit           5.85%      40,800        40,869          47,624        33,065            42      162,400
 Borrowings                          6.28%      39,435            00           3,000            00            00       42,435
                                     ----     --------      --------        --------      --------      --------     --------
  Total interest bearing
   liabilities                       5.31%     131,519        40,869          50,624        33,065            42      256,119

INTEREST RATE MARGIN:                4.35%
                                     ====

Excess(deficiency) of earning
 assets over(to) interest bearing
 liabilities                                  $ (5,327)     $(15,304)       $(20,090)     $ 16,327      $ 67,884     $ 43,490
                                              ========      ========        ========      ========      ========     ========


Cumulative gap                                $ (5,327)      (20,631)       $(40,721)      (24,394)     $ 43,490

Ratio of cumulative gap to total
 cumulative earning assets                       (4.22)%      (13.59)%        (22.34)%      (10.53)%       14.52%

Ratio of cumulative earning assets
 to cumulative interest bearing
 liabilities                                     95.95 %       88.03 %         81.74 %       90.47 %      116.98%

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


                                             HABERSHAM BANCORP
                                             -----------------
                                                (Registrant)




Date 11-12-97                       /s/ David D. Stovall
    -----------------               --------------------
                                    President and
                                    Chief Executive Officer
                                    (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)