Form 10KSB40
period 1997-12-31
HABERSHAM BANCORP
filed 1998-03-30
CIK 754597

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                   FORM 10-KSB

          x     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         ---      SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                           EFFECTIVE OCTOBER 7, 1996]
                  For the fiscal year ended December 31, 1997.

         ---  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

           For the transition period from                  to
                                          ----------------    ------------------
                         Commission file number 0-13153

                                HABERSHAM BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          Georgia                                           58-1563165
-------------------------------                   ------------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                        Identification Number)


Highway 441 North, P. O. Box 1980, Cornelia, Georgia           30531
--------------------------------------------------------------------------------
    (Address of principal executive offices)                 (Zip Code)

Registrant's telephone number, including area code:        (706) 778-1000

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

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. X
                 -----

State the issuer's revenues for its most recent fiscal year: $35,018,418

State the aggregate market value of the voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock as of a specified date within the past 60 days:

1,435,353 Shares of Common Stock, $1.00 par value--$29,424,737 as of March 6, 1998 (based upon market value of $20.50/share).

State the number of shares outstanding of each of the issuer's classes of common equity stock, as of December 31, 1997, covered by this report.

Common Stock, $1.00 par value--2,408,517 shares,

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1997 (the "Annual Report") are incorporated by reference into Part II.

(2) Portions of the Company's Proxy Statement relating to the 1998 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.

                                    PART I

Item 1.  BUSINESS.

                            BUSINESS OF THE COMPANY

   Habersham Bancorp (the "Company"), a Georgia corporation, was organized on March 9, 1984. Effective December 31, 1984, the Company acquired all of the outstanding shares of common stock of Habersham Bank ("Habersham Bank"). As a result of this transaction, the former shareholders of Habersham Bank became shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company. Effective June 30, 1995, the Company consummated its acquisition of Security Bancorp, Inc. ("Security") by agreeing to exchange 612,516 shares of its common stock and cash of $1,990,269 for the outstanding shares of Security's common stock in a merger of Security with and into the Company. Currently, the primary business of the Company is the same as that of Habersham Bank, Security State Bank ("Security State Bank") and BancMortgage Financial Corp ("BancMorgage"). The Company also has one direct nonbank subsidiary, The Advantage Group, Inc., and three indirect nonbank subsidiaries, BancMortgage Financial Corp., Appalachian Travel Service, Inc., and Advantage Insurers, Inc. (each are subsidiaries of Habersham Bank).

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

                    BUSINESS OF BANCMORTGAGE FINANCIAL CORP.

     BancMortgage Financial Corp. was organized as a wholly-owned nonbank subsidiary of Habersham Bank in 1996. BancMortgage Financial Corp. is a full service mortgage and construction lending company located in the northern Atlanta Metropolitan area. BancMortgage Financial Corp. also does business in mid-Atlantic states as The Prestwick Mortgage Group and as BancFinancial Services Corporation. See "Management's Discussion and Analysis or Plan of Operation -Organization."

                  BUSINESS OF APPALACHIAN TRAVEL SERVICE, INC.

     Appalachian Travel Service, Inc. was acquired as a wholly-owned nonbank subsidiary of Habersham Bank in 1996. Appalachian Travel Service, Inc. is a full service travel agency located in Cornelia, Georgia.

                      BUSINESS OF ADVANTAGE INSURERS, INC.

     Advantage Insurers, Inc. was organized as a wholly-owned nonbank subsidiary of Habersham Bank in 1997. Advantage Insurers, Inc. is a full service insurance agency located in Cornelia, Georgia.

                                   COMPETITION

     The banking industry is highly competitive. Recent legislation, together with other regulatory changes by the primary regulators of the various financial institutions and competition from unregulated entities, has resulted in the elimination of many traditional distinctions between commercial banks, thrift institutions and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.

     Habersham Bank's primary market area consists of Habersham County, Georgia. Habersham Bank competes principally for all types of loans, deposits and other financial services with four other commercial banks located in Habersham County, Georgia. As of December 31, 1997, Habersham Bank was the largest of the commercial banks located in Habersham County based upon total assets.

    Security State Bank's primary market area consists of Cherokee County, Georgia. Security State Bank competes principally for all types of loans, deposits and other financial services with other commercial banks located in Cherokee County, Georgia.

    Habersham Bank and Security State Bank (collectively, the "Banks"), also compete with other financial institutions located in Habersham and Cherokee counties and with commercial banks, savings and loan associations and other financial institutions located outside of Habersham and Cherokee counties. To a lesser extent, Habersham Bank and Security State Bank compete for loans with insurance companies, regulated small loan companies, credit unions and certain governmental agencies.

    The Company and its non-bank subsidiaries also compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, mortgage companies, mortgage servicers, leasing companies, insurance companies, companies providing data processing services and companies providing bank consulting services.

                                  EMPLOYEES

    As of December 31, 1997, the Company had 261 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

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

        The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), which became effective on September 29, 1995, repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies, such that the Company, and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain deposit-percentage, aging requirements, and other restrictions. The Interstate Banking Act also generally provides that, as of June 1, 1997, national and state-chartered banks may now branch interstate through acquisitions of banks in other states. By adopting legislation prior to that date, a state has the ability either to "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

        In response to the Interstate Banking Act, the Georgia General Assembly adopted the Georgia Interstate Banking Act, which was effective on July 1, 1995. The Georgia Interstate Banking Act provides that (i) interstate acquisitions by institutions located in Georgia will be permitted in states that also allow national interstate acquisitions and (ii) interstate acquisitions of institutions located in Georgia will be permitted by institutions in states that allow national interstate acquisitions.

        Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act, which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge any lawfully acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on a limited basis as of July 1, 1996. Beginning July 1, 1998, the number of de novo branches that may be established will no longer be limited.

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

        Under dividend restrictions imposed under federal and state laws, the subsidiary banks, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to $1,390,000 (representing 50% of the previous year's net income) in 1998.

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

        The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must comprise common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1997, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 12.88% and 11.83% respectively.

        In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1997 was 7.89%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

        The subsidiary banks are subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

        Each of the subsidiary banks was in compliance with applicable minimum capital requirements as of December 31, 1997. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

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

        The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, recently adopted final regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

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

        The capital levels established for each of the categories are as follows:

====================================================================================================================
                                                       Total                Tier 1 Risk-
    Capital Category       Tier 1 Capital       Risk-Based Capital          Based Capital           Other
====================================================================================================================
Well Capitalized           5% or more           10% or more               6% or more             Not  subject  to a
                                                                                                 capital directive
--------------------------------------------------------------------------------------------------------------------
Adequately Capitalized     4% or more           8% or more                4% or more                    --
--------------------------------------------------------------------------------------------------------------------
Undercapitalized           less than 4%         less than 8%              less than 4%                  --
--------------------------------------------------------------------------------------------------------------------
Significantly              less than 3%         less than 6%              less than 3%                  --
Undercapitalized
--------------------------------------------------------------------------------------------------------------------
Critically                 2% or less                      --                       --                  --
Undercapitalized           tangible equity
====================================================================================================================

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

        At December 31, 1997, each subsidiary bank had the requisite capital levels to qualify as well capitalized.

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

        Recognizing that the disparity between the SAIF and BIF premium rates had adverse consequences for SAIF-insured institutions and other banks with SAIF assessed deposits, including reduced earnings and an impaired ability to raise funds in capital markets and to attract deposits, in July 1995, the FDIC, the Treasury Department, and the Office of Thrift Supervision released statements outlining a proposed plan to recapitalize the SAIF, the principal feature of which was a special one-time assessment on depository institutions holding SAIF-insured deposits, which was intended to recapitalize the SAIF at a reserve ratio of 1.25%. This proposal contemplated elimination of the disparity between the assessment rates on BIF and SAIF deposits following recapitalization of the SAIF.

        A variation of this proposal designated the Deposit Insurance Funds Act of 1996 (the "Funds Act") was enacted by Congress as part of the omnibus budget legislation and signed into law on September 30, 1996. As directed by the Funds Act, the FDIC implemented a special one-time assessment of approximately 65.7 basis points (0.657%) on a depository institution's SAIF-insured deposits held as of March 31, 1995 (or approximately 52.6 basis points on SAIF deposits acquired by banks in certain qualifying transactions). In addition, the FDIC has implemented a revision in the SAIF assessment rate schedule that effected, as of October 1, 1996 (a) a widening in the assessment rate spread among institutions in the different capital and risk assessment categories, (b) an overall reduction of the assessment rate range assessable on SAIF deposits of from 0 to 27 basis points, and (c) a special interim assessment rate range for the last quarter of 1996 of from 18 to 27 basis points on institutions subject to Financing Corporation ("FICO") assessments. Effective as of January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry are imposed on both BIF- and SAIF-insured deposits in annual amounts presently estimated at 1.29 basis points and 6.44 basis points, respectively. Beginning in January 2000, BIF- and SAIF- insured institutions will share the FICO interest costs at equal rates currently estimated 2.43 basis points.

        Under the FDIA, insurance of deposits may be terminated by the FDIC upon a finding that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

        New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which the business of the Company may be affected by such regulation or statute.

Item 2.  PROPERTIES

    The Company's principal office is located at Habersham Bank's Central Habersham office, on Highway 441 North, Cornelia, Georgia. The telephone number of that office is (706) 778-1000.

    Habersham Bank's North Habersham (main) office is located at 201 Washington Street, Clarkesville, Georgia. The telephone number of that office is (706) 778-1000. Habersham Bank also has three full-service branch offices and one limited service office for receiving deposits. Its Central Habersham office is located on Highway 441 North, Cornelia, Georgia, its South Habersham office is located on Highway 441 By-Pass, Baldwin, Georgia and its Cleveland Office is located at 575 South Main Street, Cleveland, Georgia. The Hospitality Center is located at 802 N. Washington Street, Clarkesville, Georgia. Each office has a 24-hour teller machine. Habersham Bank owns its office properties without encumbrance.

    Security State Bank's office is located at 1600 Marietta Highway, Canton, Georgia, and the telephone number of that office is (770) 479-2111. Security State Bank has one full service branch office. Its Waleska Office is located at 7265 Reinhardt College Parkway, Waleska, Georgia. Security State Bank owns its office properties without encumbrance.

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

    Appalachian Travel Service, Inc.'s principal office is located at 104 Market Centre, Cornelia, Georgia, and the telephone number of that office is (706) 778-5777. This office is leased.

     Advantage Insurers, Inc. principal office is located at 1080 South Main, Cornelia, Georgia, and the telephone number of that office is (706) 778-2277. This office is leased.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                   PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of Habersham Bancorp is traded on the NASDAQ Stock Market ("NASDAQ") under the symbol HABC. At December 31, 1997, Habersham Bancorp had approximately 600 shareholders of record. The following table sets forth the high and low sale prices of the Company's common stock on a quarterly basis for the past two fiscal years

             1997                   High      Low
             ----                   ----      ---

          Fourth quarter            22.00     18.50
          Third quarter             21.50     19.75
          Second quarter            21.50     19.75
          First quarter             21.00     17.00

             1996                   High      Low
             ----                   ----      ---

          Fourth quarter            17.00     15.00
          Third quarter             15.50     14.50
          Second quarter            15.25     14.25
          First quarter             14.50     13.18

    Cash dividends were paid quarterly at a rate of $.14 per share of common stock in 1997. Cash dividends were paid quarterly at a rate of $.12 per share of common stock in 1996.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

    The following discussion sets forth the major factors that affect the Company's results of operations and financial condition. These comments should be read in conjunction with the consolidated financial statements and related notes.

    This discussion contains forward-looking statements involving risks and uncertainties. Results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks involving the potential adverse effect of changes in interest rates and the current interest rate environment, loan losses and the adequacy of the Company's loan loss allowance, changes in regulation and legislation, and competition.

ORGANIZATION

    Habersham Bancorp owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. (collectively the "Company"). Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), Appalachian Travel Service, Inc. ("Appalachian") and Advantage Insurers, Inc. ("Advantage Insurers"). The Advantage Group, Inc. is a non-bank subsidiary which engages in the business of providing certain management consulting advice to depository institutions. Advantage Insurers, which began operations March 31, 1997, offers a full line of property, casualty and life insurance products. The Advantage Group, Inc., Appalachian and Advantage Insurers do not comprise a significant portion of the financial position, results of operations or cash flows of the Company. Management's discussion and analysis, which follows, relates primarily to Habersham Bank, Security Bank and BancMortgage.

     BancMortgage was organized in 1996 as a full service mortgage and construction lending company located in the northern Atlanta Metropolitan area. During the third quarter of 1997, BancMortgage acquired the assets and certain liabilities of The Prestwick Mortgage Group, a national investment banking and advisory firm specializing in the brokerage and evaluation of mortgage-related assets for approximately $60,000. As a result of the acquisition, BancMortgage does business as The Prestwick Mortgage Group and as BancFinancial Services Corporation, a full-service wholesale mortgage lender specializing in sub-prime mortgage loans, in the mid-Atlantic area.

RESULTS OF OPERATIONS

     The Company's net income was $2,157,276, $1,907,849 and $2,021,012 for the years ended December 31, 1997, 1996 and 1995, respectively, with related diluted earnings per common and common equivalent share of $ .86, $.79 and $.99, respectively, representing an increase of 8.86% from 1996 to 1997 and a decrease of 20.2% from 1995 to 1996. The increase in net income for 1997 was primarily due to the increase in revenue from BancMortgage operations. The decrease in net income for 1996 from 1995 was primarily due to the expenses incurred to start up BancMortgage. In addition, higher than planned loan volume was sold to Habersham Bank by BancMortgage, which resulted no gain being recognized upon sale. Deferred loan fees on such loans of approximately $500,000 will be recognized in subsequent periods over the lives of the loans. Net income represents a return on average equity of 7.48%, 7.16% and 9.39% for 1997, 1996 and 1995, respectively.

NET INTEREST INCOME

     Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets which will cover overhead and other costs and provide a reasonable return to our shareholders. Net interest income for 1997 was approximately $13.7 million compared to $12.3 million in 1996 and $9.2 million in 1995. Net interest income for 1997 increased approximately $1.4 million or 10.82% when compared to 1996 and increased approximately $3.1 million or 34.57% when compared to 1995.

     Interest income increased approximately $3.6 million or 15.39% in 1997 when compared to 1996 and increased approximately $6.8 million or 41.14% in 1996 when compared to 1995. The increase in interest income for 1997 resulted primarily from an increase of approximately $5.6 million in the loan portfolio. The increase in interest income for 1996 resulted primarily from the increase in the loan portfolio of approximately $62.2 million from 1995. Habersham Bank's loan portfolio decreased approximately $8.6 million from December 31, 1996 to December 31, 1997 due to the sale of approximately $37 million in residential mortgages offset by new loans of approximately $28 million. BancMortgage's loan portfolio increased by approximately $14 million from December 31, 1996 to December 31, 1997, net of originations of approximately $276 million offset by sales of approximately $262 million. Average interest rates on loans were 10.03%, 10.47% and 9.81% in 1997, 1996 and 1995, respectively. Yields on variable rate residential mortgages decreased during 1997 in response to movements on various indices.

Average interest rates on investment securities were 6.32%, 5.90% and 5.74% in 1997, 1996 and 1995, respectively. Average interest rates on federal funds sold were 5.80%, 5.66% and 4.75% in 1997, 1996 and 1995, respectively.

     The increase in interest expense for 1997 of $2.3 million over 1996 resulted primarily from additional interest expense on increased average balances of interest bearing deposits of approximately $26 million when compared to 1996 average balances and on increased average Federal Home Loan Bank advances of approximately $6.2 million when compared to 1996 average advances. The increase in interest expense for 1996 of $3.6 million over 1995 resulted primarily from additional interest expense on increased average certificates of deposits of approximately $33.5 million and on increased average Federal Home Loan Bank advances of approximately $26 million related to the funding of loans originated by BancMortgage.

     The net interest margin of the Company was 4.74% in 1997, 4.96% in 1996 and 4.87% in 1995. By careful management of deposit and loan growth and pricing, the Company maintains its net interest margin. Net interest margin decreased primarily due to increases in interest expense paid on FHLB advances, a decrease in yields on loans, which is partially offset by an increase in yields on taxable investments and a decrease in interest paid on certificates of deposits.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND AVERAGE YIELDS EARNED AND RATES PAID

     Average assets rose approximately $43.9 million or 16.23% in 1997 and $70.5 million or 35.1% in 1996 over 1995. Average loan balances increased approximately $47.7 million or 25.30% in 1997 over 1996 and approximately $66.5 million or 54.25% in 1996 over 1995. These increases were offset by decreases in average balances in investment securities of approximately $8.4 million or 15.93% in 1997 over 1996 and $1.5 million or 2.74% in 1996 over 1995. The average balance of federal funds sold in 1997 decreased approximately $1 million or 12.80% when compared to 1996 and increased approximately $629,000 or 8.48% in 1996 when compared to 1995.

     The average balance of deposits for 1997 increased by approximately $27.6 million or 13.10% over 1996 and increased by approximately $38.7 million or 22.52% over 1995. The weighted average rate paid was 5.18%, 5.62% and 4.49% in 1997, 1996 and 1995, respectively.

     The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest earning assets, average rates paid on deposits, interest income and interest expense for each category of interest earning assets and interest bearing liabilities, and net interest margin. This information is presented for the years ended December 31, 1997, 1996 and 1995.

                                 1997          1996       1997    1996        1997        1996
                                AVERAGE       AVERAGE     YIELD/  YIELD/     INCOME      INCOME
                                BALANCE       BALANCE     RATES   RATES     (EXPENSE)   (EXPENSE)
ASSETS

Interest bearing balances
 with other banks             $    168,516  $    279,148   6.66%  6.74%  $    11,217 $     18,824
Federal funds sold               7,015,000     8,045,000   5.80%  5.66%      406,956      455,733
Investment securities:(3)

 Taxable                        24,616,892    32,062,428   7.05%  6.16%    1,735,588    1,975,911
 Non-taxable                    19,842,315    20,821,319   5.37%  5.49%    1,064,947    1,143,088
                              ------------  ------------
 Total investment securities    44,459,207    52,883,747

Loans, net (taxable)(1)(2)     236,673,265   188,885,803  10.03% 10.47%   23,743,448   19,773,296
Cash and due from banks          8,948,696     7,038,373
Premises & equipment             7,827,736     5,414,446
Other assets                     9,776,640     8,346,113
                              ------------  ------------                 ----------- ------------
TOTAL ASSETS                  $314,869,060  $270,892,630                  26,962,156   23,366,852
                              ============  ============                 ----------- ------------

LIABILITIES

Money market & NOW            $ 44,119,467  $ 37,566,357   3.10%  3.04%   (1,366,113)  (1,140,686)
Savings accounts                 7,790,505     7,639,507   2.78%  2.71%     (216,384)    (206,935)
Certificates of deposit        161,251,544   141,763,866   5.86%  5.75%   (9,454,476)  (8,153,533)
Short-term and other
 borrowings                     36,501,152    30,316,397   6.21%  5.09%   (2,268,193)  (1,542,481)
Demand deposit accounts         25,026,047    23,626,106
Other liabilities               11,331,058     3,335,003                 ----------- ------------
                                                                         (13,305,166) (11,043,635)
                                                                         ----------- ------------
Shareholders' equity            28,849,287    26,645,394
                              ------------  ------------

TOTAL LIABILITIES & EQUITY    $314,869,060  $270,892,630
                              ============  ============
NET INTEREST MARGIN                                        4.74%  4.96%  $13,656,990 $ 12,323,217
                                                                         =========== ============

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

                                   1995             1995               1995
                                 AVERAGE           YIELD/             INCOME
                                 BALANCE            RATES            (EXPENSE)
ASSETS

Interest bearing balances
 with other banks             $    847,000          4.52%         $    38,281
Federal funds sold               7,416,000          4.75%             352,521
Investment securities:(3)
 Taxable                        34,917,011          6.24%           2,180,683
 Non-taxable                    19,457,262          5.57%           1,083,349
                              ------------
 Total investment securities    54,374,273

Loans, net (taxable)(1)(2)     122,451,274         10.54%          12,901,162
Cash and due from banks          5,118,340
Premises & equipment             3,980,079
Other assets                     6,195,447
                              ------------                        -----------
TOTAL ASSETS                  $200,382,413                         16,555,996
                              ============                        -----------

LIABILITIES

Money market & NOW            $ 35,706,305          3.02%          (1,077,322)

Savings accounts                 6,542,031          2.52%            (164,639)
Certificates of deposit        108,190,308          5.43%          (5,870,005)

Short-term and other
 borrowings                      4,339,038          6.60%            (286,507)
Demand deposit accounts         21,439,056
Other liabilities                2,645,613
                                                                  -----------
                                                                   (7,398,473)
                                                                  -----------
Shareholders' equity            21,520,062
                              ------------
TOTAL LIABILITIES & EQUITY    $200,382,413
                              ============

NET INTEREST MARGIN                                 4.87%         $ 9,157,523
                                                                  ===========

(1) Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 1997, 1996 and 1995.
(2) Loan fees of $264,180 are included in interest income for the year ended December 31, 1995.
(3) Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

     The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

                                   1997 AS COMPARED TO 1996              1996 AS COMPARED TO 1995
                                  INCREASE (DECREASE) DUE TO            INCREASE (DECREASE) DUE TO
                                NET      RATE(1)    VOLUME(1)         NET          RATE(1)   VOLUME(1)
                               ------------------------------        --------------------------------
INTEREST BEARING ASSETS
 Interest bearing balances
   with other banks            $   (7,607)        (150) $   (7,457)  $  (19,457) $    6,210   $  (25,667)
 Investment securities:
   Taxable                       (240,323)     218,322    (458,645)    (825,004)   (646,878)    (178,126)
   Non-taxable                    (78,141)     (24,394)    (53,747)     679,971     603,993       75,978
                               ----------  -----------  ----------   ----------  ----------   ----------
    Total Investment securities  (318,464)     193,928    (512,392)    (145,033)    (42,885)    (102,148)
 Federal funds sold               (48,777)       9,521     (58,298)     103,212      73,334       29,878
 Loans, gross (taxable)         3,970,152   (1,033,195)  5,003,347    6,872,134    (150,065)   7,022,199
                               ----------  -----------  ----------   ----------  ----------   ----------

    TOTAL INTEREST INCOME       3,595,304     (829,896)  4,425,200    6,810,856    (113,406)   6,924,262
                               ----------  -----------  ----------   ----------  ----------   ----------

INTEREST BEARING LIABILITIES
  Money market & NOW              225,428       26,211     199,217       63,364       7,190       56,174
  Savings accounts                  9,449        5,357       4,092       42,296      14,640       27,656
  Certificates of deposit       1,300,943      180,402   1,120,541    2,283,527     460,483    1,823,044
  Short-term and
   other borrowings               725,711      410,908     314,803    1,255,975    (458,531)   1,714,506
                               ----------  -----------  ----------   ----------  ----------   ----------

     TOTAL INTEREST EXPENSE     2,261,531      622,878   1,638,653    3,645,162      23,782    3,621,380
                               ----------  -----------  ----------   ----------  ----------   ----------

NET INTEREST INCOME            $1,333,773  $(1,452,774) $2,786,547   $3,165,694  $ (137,188)  $3,302,882
                               ==========  ===========  ==========   ==========  ==========   ==========


  1) The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

OTHER INCOME AND OTHER EXPENSE

     Noninterest income in 1997 increased $5.8 million or 253.77% when compared to 1996 and increased $906,000 or 66.07% when compared to 1995. These increases were due primarily to increases in loan fee income of approximately $869,000 and $476,000 for 1997 and 1996, respectively and gains on sale of loans of approximately $3.8 million and $335,000 for 1997 and 1996, respectively. These increases are attributable to the operations of BancMortgage beginning in 1996. In addition, sales income from Appalachian Travel Services, a business acquired in 1996, increased approximately $849,000 and $274,000 for 1997 and 1996, respectively.

     Other noninterest expense in 1997 increased by approximately $6.6 million or 56.53% as compared to 1996 and the 1996 amount increased approximately $3.9 million or 50.21% as compared to 1995. The increase for 1997 was primarily due to increases of $4,188,043, $639,805 and $895,347 in personnel, occupancy and other operating expenses, respectively. These increases are the result of staffing requirements and operating expenses for the new Cleveland Office - Habersham Bank, the new Waleska Office - Security Bank and new offices for BancMortgage in Cobb and Fulton counties. BancMortgage also expanded into Virginia with the acquisition of The Prestwick Group and BancFinancial Services Corporation. The increase for 1996 was primarily due to the addition of $1,706,341, $179,399 and $955,001 in personnel, occupancy and other operating expenses, respectively, related to the start up of BancMortgage.

PROVISION FOR LOAN LOSSES

     The Company's provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period. The provision for loan losses was $422,000 in 1997 as compared to $360,000 in 1996 and $98,043 in 1995. The Company's allowance for loan losses was $2,336,079 at December 31, 1997, which was l.18% of year-end loans and 108.1% of total nonperforming loans, as compared to $2,261,406 at December 31, 1996, which was 1.09% of year-end loans and 115.7% of total nonperforming loans.

     At December 31, 1997, loans over 90 days past due and nonaccrual loans totaled $2,533,157 or 1.07% of gross outstanding loans as compared to $1,358,801 or .59% of gross outstanding loans at December 31, 1996. The increase for 1997 was primarily due to the addition of two loans totaling approximately $1.1 million having Small Business Administration guarantees between 80% and 85%.

     Management is not aware of any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed which 1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or 2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

     Net charge-offs amounted to $347,327 in 1997 representing .18% of average loans, as compared to $434,382 in 1996, representing .23% of average loans, as compared to $134,961 in 1995, representing .11% of average loans.

     The following table summarizes, for each of the years in the five year period ended December 31, 1997, selected information related to the allowance for loan losses:


                                               1997          1996        1995         1994          1993
Balance of allowance for loan
 losses at beginning of period..          $  2,261,406 $  2,335,788 $  1,744,335  $  1,601,902  $  1,703,592
                                          ------------ ------------ ------------  ------------  ------------
Balance of allowance of Security
 Bank at June 30, 1995                                                   628,371
Loans charged-off:

 Commercial, financial &
  agricultural                                (224,976)    (183,218)     (22,252)     (37,146)      (250,732)
 Real estate - mortgage                       (142,871)    (256,126)     (47,110)     (17,011)
 Installment loans to individuals             (145,373)    (108,660)     (44,242)     (49,962)       (45,433)
Other                                          (34,390)     (23,014)     (62,230)     (21,025)       (80,262)
                                          ------------ ------------ ------------  -----------   ------------
    Total charged-off loans                   (547,610)    (571,018)    (175,834)    (125,144)      (376,427)
                                          ------------ ------------ ------------  -----------   ------------

Recoveries:
 Commercial, financial &
  agricultural                                  22,454       32,857        5,566        1,893
 Real estate - mortgage                        108,247       65,150        1,610        4,772
 Installment loans to individuals               61,324       28,760       17,429       15,387         11,917
 Other                                           8,258        9,869       16,268       37,429         13,055
                                          ------------ ------------ ------------  -----------   ------------
    Total recoveries                           200,283      136,636       40,873       59,481         24,972
                                          ------------ ------------ ------------  -----------   ------------

 Net charge-offs                              (347,327)    (434,382)    (134,961)     (65,663)      (351,455)

 Additions to allowance ......                 422,000      360,000       98,043      208,096        249,765
                                          ------------ ------------ ------------  -----------   ------------
 Balance of allowance for loan
  losses at end of period ....            $  2,336,079 $  2,261,406 $  2,335,788  $ 1,744,335   $  1,601,902
                                          ============ ============ ============  ===========   ============
 Average amount of loans .....            $236,673,265 $188,885,803 $122,451,274  $97,723,297   $103,336,660
                                          ============ ============ ============  ===========   ============

 Ratio of net charge-offs during
  the period to average loans
  outstanding during the period                    .15%         .23%         .11%         .07%          .034%

 Ratio of allowance to year-end loans             1.18%        1.09%        1.61%        1.73%          1.54%

     The Company's provision for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant amounts, management's review consists of evaluations of the borrowers' strength, value of the related collateral and other factors. This evaluation is made by classifying loans based on values assigned to each of the aforementioned variables. These classifications are assigned by the loan reviewers and are reviewed by the Board of Directors. Totals by loan classification, along with related historical loss ratios, are used to determine the allowance required to provide for losses. The review of groups of loans, which are individually insignificant, is based upon delinquency status of the group, lending policies and previous collection experience of each category. The effects of current conditions on specific industries or classes of borrowers are also considered in determining allowance for loan loss requirements. Management believes such allowance is adequate to absorb losses on loans outstanding at December 31, 1997.

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

     The allocation of allowance for loan losses by loan categories for the period ended December 31, 1997 is as follows:

                                                           PERCENT OF LOANS
                                                           IN EACH CATEGORY
                                                 AMOUNT     TO TOTAL LOANS
     Commercial, financial & agricultural      $  720,380         7.9%
     Real estate - construction and mortgage    1,133,044        84.0%
     Installment loans to individuals             482,655         8.1%
                                               ----------       -----
          TOTAL                                $2,336,079       100.0%
                                               ==========       =====

LOANS

     Loans increased approximately $5.6 million or 2.43%, in 1997 as compared to 1996 and increased approximately $85.4 million or 58.74% in 1996 as compared to 1995. Loans held for sale increased approximately $14.2 million or 60.99% in 1997 when compared to 1996. The Company's remaining loan portfolio decreased $8.6 million in 1997 due to the sale of approximately $37 million in residential mortgages which had been originated by BancMortgage and purchased by Habersham Bank offset by new loans in 1997. Of the 1996 increase approximately $23.2 million is attributable to loans originated by BancMortgage held for sale as of December 31, 1996, and approximately $67.7 million is attributable to loans originated by BancMortgage which were sold to Habersham Bank and included in Habersham Bank's portfolio as of December 31, 1996.

     The composition of the Company's loan portfolio changed during 1997 as a result of a decrease in real estate secured mortgage loans of approximately $18.5 million or 15.09% as compared to 1996; construction loans increased approximately $11.7 million or 23.28%, in 1997 as compared to 1996, and commercial loans decreased $2.4 million or 13.49%, in 1997 as compared to 1996. The composition of the Company's loan portfolio changed during 1996 due to the loans originated by BancMortgage and either sold to Habersham Bank or held for sale as of December 31, 1996. Construction loans increased by approximately $33.7 million or 204.39%, in 1996 when compared to 1995, commercial loans increased by approximately $350,000 or 1.94% in 1996 when compared to 1995, and real estate secured loans increased by approximately $27.2 million in 1996 or 28.27% when compared to 1995.

     The amount of loans outstanding at December 31 for each of the last five years is set forth in the following table according to type of loan and is net of unamortized loan origination fees and unamortized discounts. The Company had no foreign loans at December 31 for each of the last five years.

                                              1997          1996          1995          1994         1993

Commercial, financial and agricultural.. $ 15,824,792   $ 18,292,993 $ 17,945,695  $ 13,653,109  $19,006,561
Real estate - construction .............   61,965,365     50,263,496   16,512,884     5,564,753    5,112,344
  Real estate - mortgage ...............  104,347,783    122,897,806   96,361,817    68,992,708   68,830,196
  Installment loans to individuals .....   16,115,903     15,410,015   14,613,500    12,637,913   11,204,998
                                         ------------   ------------ ------------  ------------ ------------
    TOTAL............................... $198,253,843   $206,864,310 $145,433,896  $100,848,483 $104,154,099
                                         ============   ============ ============  ============ ============

     The following table sets forth the maturities and sensitivities of loans at December 31, 1997 to changes in interest rates.

                                               DUE AFTER
                                  DUE IN       ONE THROUGH     DUE AFTER
LOAN MATURITY:                   ONE YEAR      FIVE YEARS      FIVE YEARS       TOTAL
                                 --------      ----------      ----------       -----
  Commercial, financial
   and agricultural ............ $11,593,353     $3,262,333    $ 969,106   $15,824,792
  Real estate - construction ...  61,206,085        759,280            -    61,965,365
                                 -----------     ----------    ----------   ----------
       TOTAL ................... $72,799,438     $4,021,613    $ 969,106   $77,790,157
                                 ===========     ==========    ==========  ===========

LOAN INTEREST RATE SENSITIVITY:
Selected loans with:
 Predetermined interest rates .. $11,444,327     $3,047,076    $ 969,106   $15,460,509
 Floating or adjustable
  interest rates ...............  61,355,111        974,537            -    62,329,648
                                 -----------     ----------    ----------  -----------
    TOTAL                        $72,799,438     $4,021,613    $ 969,106   $77,790,157
                                 ===========     ==========    =========   ===========

NONPERFORMING ASSETS AND PAST DUE LOANS

     Nonperforming assets consist of nonaccrual loans, restructured loans and other real estate owned. Nonperforming assets decreased $285,753 or 6.56% from December 31, 1996 to December 31, 1997 and increased $890,803 or 25.69% from December 31, 1995 to December 31, 1996. This increase was primarily due to the increase in other real estate owned.

     The following table sets forth the totals of nonperforming assets, selected ratios and accruing loans past due 90 days or more at December 31 for each of the last five years.

     NONPERFORMING ASSETS:              1997            1996          1995           1994           1993
     Nonaccrual                      $1,251,157      $  981,801    $1,022,683     $  568,822    $  763,425
     Restructured loans                 913,753         973,559     1,227,411      1,318,790     1,169,987
     Other real estate owned          1,908,094       2,403,397     1,217,860      1,165,954     1,180,431
                                     ----------      ----------    ----------     ----------    ----------
       Total nonperforming assets    $4,073,004      $4,358,757    $3,467,954     $3,053,566    $3,113,843
                                     ==========      ==========    ==========     ==========    ==========

     RATIOS:
     Nonperforming loans to total loans    1.09%            .95%         1.55%          1.87%         1.86%
     Nonperforming assets to total loans
       plus other real estate owned        2.04%           2.08%         2.36%          2.99%         2.96%
     Allowance to nonperforming assets    57.36%          51.88%        67.35%         57.12%        51.44%

     Accruing loans past due 90 days
       or more                       $1,282,000      $  377,000    $  258,000       $196,017      $196,864

     Accrual of interest is discontinued when, in management's opinion, collectibility of such interest is doubtful unless it is both well secured and in the process of collection. Interest income that would have been recorded on these nonaccrual, impaired and restructured loans in accordance with their original terms totaled $289,782, $213,484 and $214,523, respectively, in 1997, 1996 and 1995, compared with interest income recognized of $252,930, $180,780 and $164,015 respectively.

     At December 31, 1997, the Company had no significant loans which management designated as potential problem loans which have not been disclosed above as nonaccrual or past due loans.

    The Company had impaired loans of $1,251,157 and $981,801 as of December 31, 1997 and 1996, respectively. No allowance was necessary for such loans under generally accepted accounting principles. The interest income recognized on such loans was $165,686 and $84,646 for the years ended December 31, 1997 and 1996, respectively.

     Habersham Bank held a concentration in mortgages for agribusiness purposes in the poultry industry which totaled approximately $12 million, or approximately 6.34% of total net loans at December 31, 1997 and which totaled approximately $16 million, or approximately 8.32% of total net loans at December 31, 1996.

INVESTMENT SECURITIES

     The Company has classified all investment securities as either available for sale or held to maturity depending upon whether the Company has the intent and ability to hold the investment securities to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 1997, approximately $33.2 million of investment securities were classified as available for sale. Approximately $240,000 of net unrealized gain, net of income taxes, was included in Shareholders' Equity related to the available for sale investment securities.

     The following table sets forth the carrying amounts of investment securities at December 31, 1997, 1996 and 1995.

                                          1997            1996             1995
Investment securities available for sale:
    U.S. Treasury                     $   201,438      $   801,003     $ 3,811,579
    U.S. Government agencies           20,982,863       21,625,933      26,742,352
    States & political subdivisions    11,345,182        8,520,859       9,059,417
    Other investments                     694,940          680,881         699,961
                                      -----------      -----------     -----------
         Total                        $33,224,423      $31,628,676     $40,313,309
                                      ===========      ===========     ===========

Investment securities held to maturity:
    U.S. Treasury                                                      $   199,634
    U.S. Government agencies          $ 1,351,357      $ 2,187,521       3,407,647
    States & political subdivisions     9,954,423       12,122,431      12,545,318
    Other investments                      99,000          198,000         497,000
                                      -----------      -----------     -----------
      Total                           $11,404,780      $14,507,952     $16,649,599
                                      ===========      ===========     ===========

     In December 1995, in accordance with the "Guide to the Implementation of Statement of Financial Accounting Standards No. 115, Accounting for Certain Investments in Debt and Equity Securities", the Company reclassified certain investments with an unamortized cost of $5,569,161 and a market value of $5,848,273 as available for sale. The reclassification resulted in unrealized gain of $279,112.

     THE FOLLOWING TABLE SET FORTH THE MATURITIES OF INVESTMENT SECURITIES AT DECEMBER 31, 1997 and the related weighted yields of such securities on a tax equivalent basis (assuming a 34% tax rate).

                                             ONE YEAR      1-5          5-10       AFTER 10
                                             OR LESS      YEARS        YEARS        YEARS
Investment securities available for sale:
Carrying Value:
 U.S. Treasury                                         $  201,438
 U.S. Government agencies                 $2,295,365    7,088,260   $5,501,379   $6,097,859
 States & political subdivisions           1,893,186    4,339,067    2,289,935    2,822,994
 Other investments                                                                  694,940

Weighted average yields:
 U.S. Treasury                                               6.24%
 U.S. Government agencies                       5.07%        6.51%        6.44%        7.49%
 States & political subdivisions                6.34%        5.65%        5.26%        5.30%

Investment securities held to maturity:
Carrying Value:
 U.S. Government agencies                 $  323,958   $   619,343  $  353,795   $   54,261
 States & political subdivisions           1,781,130     3,689,808   3,775,984      707,501
 Other investments                            99,000

Weighted average yields:
 U.S. Government agencies                       5.59%        6.26%        8.33%       10.53%
 States & political subdivisions                5.35%        4.89%        4.88%        5.53%


    No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's shareholders' equity at December 31, 1997.

DEPOSITS

     Average deposits increased approximately $27.6 million and $38.7 million during 1997 and 1996, respectively.

     The following table sets forth the average amount of deposits for each category which exceeds 10% of average total deposits for the years ended December 31, 1997, 1996 and 1995.

                                                   1997               1996               1995
                                               AVG. AMT           AVG. AMT           AVG. AMT
                                            OUTSTANDING        OUTSTANDING        OUTSTANDING
Interest bearing demand deposits ......   $ 44,119,467          $ 37,566,357      $35,706,305
Nonininterest bearing demand deposits.      25,026,047            23,626,106       21,439,056
Time certificates of deposits .........    161,251,544           141,763,866      108,190,308

                                            AVG. RATE            AVG RATE            AVG RATE
Interest bearing demand deposits....          3.10%                 3.04%             3.02%
Noninterest bearing demand deposits .          n/a                  n/a                n/a
Time certificates of deposits .......         5.86%                 6.46%             5.43%

     At December 31, 1997, time certificates of deposit of $100,000 or more totaled $49,827,445. The maturities of all time certificates of deposit over $100,000 are as follows:

     3 months or less                        $ 14,286,540
     Over 3 but less than 6 months              9,692,457
     Over 6 but not more than 12 months        15,933,719
     Over 1 year but not more than 5 years      9,914,729
                                             ------------
       TOTAL                                 $ 49,827,445
                                             ============

OTHER BORROWINGS

     Other borrowings decreased approximately $20.4 million during 1997 as compared with 1996 as a result of repayments to the Federal Home Loan Bank. Other borrowings increased approximately $44 million during 1996 as compared with 1995 as a result of borrowings from the Federal Home Loan Bank.

CAPITAL RESOURCES

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimum capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth in the table below) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1997, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 1997, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized the Banks must maintain minimum total risk-based, Tier 1 risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

     The Company's and the Banks' actual capital amounts and ratios as of December 31, 1997 follows (dollars in thousands):

                                                                        TO BE WELL
                                                                        CAPITALIZED
                                                                        UNDER PROMPT
                                                      FOR CAPITAL     CORRECTIVE ACTION
                                      ACTUAL       ADEQUACY PURPOSES     PROVISIONS
                                 AMOUNT    RATIO    AMOUNT    RATIO    AMOUNT RATIO
                                 ------    -----    ------    -----    ------ -----
  As of December 31, 1997
  Total Capital(to Risk Weighted Assets):
   The Company                   $28,584   12.88%    $17,747    8%         N/A   N/A
   Habersham Bank                 20,019   11.32%     14,142    8%     $17,677   10%
   Security Bank                   7,235   15.16%      3,819    8%       4,773   10%

  Tier I Capital(to Risk Weighted Assets):
   The Company                   $26,248   11.83%    $ 8,874    4%         N/A   N/A
   Habersham Bank                 18,143   10.26%      7,071    4%     $10,606    6%
   Security Bank                   6,775   14.19%      1,909    4%       2,864    6%

  Tier I Capital(to Average Assets):
   The Company                   $26,248    7.89%    $13,301    4%         N/A   N/A
   Habersham Bank                 18,143    6.57%     11,042    4%     $13,803    5%
   Security Bank                   6,775   12.06%      2,247    4%       2,809    5%

     While management believes that the current level of capital is sufficient for the current and foreseeable needs of the Company, capital needs are continually evaluated by management.

     Treasury stock activity in 1997 consisted of 36,985 shares sold upon exercise of options at a per share price of $8.33 and 5,207 shares sold under a dividend reinvestment plan. Treasury stock activity in 1996 consisted of 38,000 shares sold upon exercise of options at a per share price of $7.51. Treasury stock activity in 1995 consisted of 38,000 shares sold upon exercise of options at a per share price of $6.78 and 41,447 shares acquired from dissenters upon the acquisition of Security Bank at a per share price of $6.33.

     Cash dividends were paid at a rate of $.035 per share in March, June, September and December of 1997. Cash dividends were paid at a rate of $.03 per share in March, June, September and December 1996. Cash dividends were paid at a rate of $.05 per share in June 1995 and December 1995.

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

INTEREST RATE SENSITIVITY

     The objective of asset and liability management is to manage and measure the level and volatility of earnings and capital by controlling interest rate risk. To accomplish this objective, management makes use of interest rate and income simulation models to do current and dynamic projections of interest income and equity, as well as more traditional asset and liability management methods.

     The Company's historical performance in various economic climates is considered by management in making long-term asset and liability decisions for the Company.

     The interest rate sensitivity analysis below has a negative one year gap of approximately $36.8 million (excess of interest bearing liabilities to earning assets repricing within one year). However, the Company's experience has shown that NOW, IMMA and Savings deposits of approximately $53.1 million are not rate sensitive.

     The time period indicated in the table represents the shorter of the time remaining before the asset or liability either matures or can be repriced. The principal amounts for each asset and liability are shown in the period in which it matures or reprices. The rate indicated represents the effective yield. Funds from loan principal payments and anticipated loan repayments are included in the period in which they are anticipated to be received. Savings, NOW and IMMA accounts have been included as subject to repricing within three months.

INTEREST RATE SENSITIVITY ANALYSIS

                                  DUE IN      DUE AFTER      DUE AFTER     DUE AFTER    DUE AFTER      TOTAL
                       YIELD/     THREE     THREE THROUGH   SIX THROUGH   ONE THROUGH     FIVE
EARNING ASSETS:         RATE      MONTHS      SIX MONTHS   TWELVE MONTHS   FIVE YEARS     YEARS
 Federal funds sold     5.80%  $ 16,740,000                                                        $ 16,740,000
 Investment securities  6.30%     1,831,390  $    938,817  $  3,622,432  $15,937,916  $ 22,298,648   44,629,203
 Loans                 10.03%   113,433,448    24,058,581    26,348,229   32,026,413    39,897,154  235,763,825
                       -----   ------------  ------------  ------------  -----------  ------------ ------------
 Total earning assets   9.35%   132,004,838    24,997,398    29,970,661   47,964,329    62,195,802  297,133,028
                               ------------  ------------  ------------  -----------  ------------ ------------

INTEREST BEARING LIABILITIES:

Deposits:
  Money Market and NOW  3.10%    45,183,589                                                          45,183,589
  Savings               2.78%     7,947,487                                                           7,947,487
  Certificates of
    Deposit             5.86%    49,075,800    39,957,899    53,626,379   38,807,054        31,220  181,498,352
  Short term
    borrowings          6.21%    25,029,372     3,000,000                                            28,029,372
Total interest bearing         ------------  ------------  ------------ ------------  ------------ ------------
  liabilities           5.33%   127,236,248   $42,957,899    53,626,379   38,807,054        31,220  262,658,800
                       -----   -----------   ------------  ------------ ------------  ------------ ------------

INTEREST RATE SPREAD    4.02%
                       =====
Excess (deficiency) of earning
 assets over (to) interest
 bearing liabilities           $ 4,768,590   $(17,960,501) $(23,655,718)$  9,157,275  $ 62,164,582 $ 34,474,228
                               ===========   ============  ============ ============  ============ ============

Cumulative Gap                 $ 4,768,590   $(13,191,911) $(36,847,629)$(27,690,354) $ 34,474,228

Ratio of cumulative gap to
 total cumulative earning assets     3.61%         (8.40%)      (19.71%)     (11.79%)       11.60%
Ratio of earning assets to
 interest bearing liabilities      103.75%         92.25%        83.54%        89.46%      113.13%

     Management strives to maintain the ratio of cumulative earning assets to cumulative interest bearing liabilities within a range of 60% to 140%.

INFLATION

     The Company's assets and liabilities are generally monetary in nature. Therefore, interest rates have a greater impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services. See "Interest Rate Sensitivity" above.

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

                                      1997         1996
     Habersham Bank                  30.64%       21.83%
     Security Bank                   25.51%       26.84%

     The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Banks to the Company in any year will exceed 50% of the net income of the Banks for the previous calendar year. As of December 31, the Banks could declare dividends to the Company up to approximately $1,390,000 without regulatory approval.

ACCOUNTING PRONOUNCEMENTS

     In June 1996, the FASB issued SFAS No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities. SFAS No. 125 was amended by SFAS No. 127, which defers the effective date of certain provisions of SFAS No. 125 until January 1, 1998. This statement provides accounting and reporting standards for transfers and servicing of financial assets and extinguishments of liabilities based on consistent application of a financial-components approach that focuses on control. It distinguishes transfers of financial assets that are sales from transfers that are secured borrowings. Effective January 1, 1997, the Company adopted the provisions of SFAS No. 125 on a prospective basis. The impact of SFAS No. 125 on the Company's consolidated financial statements was not material.

     In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income." This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 130 is effective for financial statements for years beginning after December 15, 1997.

     In June 1997, the FASB issued SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 supersedes SFAS No. 14 and establishes new standards for the disclosures made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. SFAS No. 131 is effective for statements for years beginning after December 15, 1997.

YEAR 2000

     The Company recognizes that there is a business risk in computerized systems as the calendar nears the next century. The Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement on May 5, 1997, providing an outline for institutions to effectively manage the Year 2000 challenges. The Company has developed an ongoing Action Plan designed to ensure that its operational and financial systems will not be adversely affected by software failures due to processing errors arising from calculations using the year 2000 date. The Company has formed a Year 2000 committee assigned to this project and the Board of Directors and senior management of the Company have established year 2000 compliance as a strategic initiative. The Company is well into the assessment and renovation phases of the project in which all critical applications are identified, programing issues determined and vendors/servicers contacted. While the Company believes that it has available resources to assure year 2000 compliance, it is to some extent dependent on vendor cooperation.

     At the present time, the Company expects its most critical application software vendors to have all systems compliant by June 1998, at which time testing will commence. Management expects testing to be substantially completed by December 31, 1998. At this time, the Company has not determined the cost of making modifications to correct any year 2000 problems; however, equipment and software expenses are not expected to materially differ from past results. The Company routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for year 2000 compliance. The Company is also in the process of addressing any loan relationships it believes could be materially affected by the year 2000 issue.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)     QUARTER ENDED

                                   MARCH 30  JUNE 30   SEPT. 30   DEC. 31
                               (Dollars in thousands except per share amounts)
   1997:
     Interest income ..........     $6,487    $6,626     $6,880   $6,969
     Net interest income ......      3,243     3,520      3,499    3,395
     Net income ...............        617       523        468      549
     Diluted net income per common
      and common equivalent share.     .25       .21        .19      .21

  1996:
     Interest income ..........     $5,002    $5,295     $6,126   $7,135
     Net interest income ......      2,727     2,863      3,153    3,771
     Net income ...............        487       402        378      671
     Diluted net income per common
      and common equivalent share.     .20       .17        .16      .26

Item 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company as of December 31, 1997 and 1996, and the related consolidated statements of income, shareholders' equity and cash flows and notes to the consolidated financial statements for each of the years in the three years period ended December 31, 1997, and the reports issued thereon by the Company's independent public accountants are attached hereto as Exhibit 13 and are incorporated herein by reference.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     On February 25, 1997, the Company replaced its existing independent public accounting firm, Deloitte & Touche LLP ("Deloitte"), with KPMG Peat Marwick LLP. Neither of Deloitte's reports on the Company's financial statements for the years ended December 31, 1995 or 1996 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. The change of accountants was approved by the Board of Directors. The Company had no disagreements with Deloitte during any of the years ended December 31, 1995 or 1996 or during the interim period through February 25, 1997 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused that firm to make reference to the subject disagreement if it had not been resolved to Deloitte's satisfaction.

                           PART III

Item 9.   DIRECTORS AND EXECUTIVE OFFICERS, PROMOTERS AND CONTROL
          PERSONS; AND FINANCIAL DISCLOSURE

     Information concerning the Company's directors and executive officers appears in the Proxy Statement under the headings "Election of Directors-Nominees," and "Compliance with Section 16(a) of the Exchange Act" and "Executive Officers" and is incorporated by reference herein.

Item l0.  EXECUTIVE COMPENSATION

     Information concerning the compensation of the Company's management appears in the Proxy Statement under the headings "Executive Compensation" and "Election of Directors - Compensation of Directors" and is incorporated by reference herein.

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

10.2*     Habersham Bancorp Incentive Stock Option Plan, as amended
          February 26, 1994. (4)

10.3*     Habersham Bancorp Outside Directors Stock Option Plan. (5)

10.4*     Habersham Bancorp 1996 Incentive Stock Option Plan. (6)

10.5*     Mortgage Banking Agreement Dated as of January 2, 1996 among Habersham
          Bancorp, Habersham Bank, BancMortgage Financial Corp. and Robert S.
          Cannon and Anthony L. Watts.

13.0      Financial statements and notes thereto contained in the Habersham
          Bancorp 1997 Annual Report.

16.0      Change in Accountants. (7)

21.0      Subsidiaries of Habersham Bancorp.

23.1      Consent of KPMG Peat Marwick LLP

23.2      Consent of Deloitte & Touche LLP

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

    (b) Reports on Form 8-K:

    No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1997.

                                  SIGNATURES



     Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    HABERSHAM BANCORP (Registrant)

By: /s/ David D. Stovall                     Date:   March 30, 1998
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

     Signature                       Title                      Date
     ---------                       -----                      ----
/s/ Thomas A. Arrendale, Jr   Chairman of the Board        March 30, 1998
----------------------------   and Director

/s/ Thomas A. Arrendale, III  Vice Chairman of the Board   March 30, 1998
                               and Director

/s/ David D. Stovall          Director, President and      March 30, 1998
----------------------------  Chief Executive Officer *

/s/ James Holcomb             Director                     March 30, 1998
----------------------------

/s/ James A. Stapleton, Jr    Director                     March 30, 1998
----------------------------

/s/ C. Kenneth White          Director                     March 30, 1998
----------------------------

/s/ Calvin R. Wilbanks        Director                     March 30, 1998
----------------------------

* Principal financial officer, principal executive officer, controller and principal accounting officer.

                                EXHIBIT INDEX

Exhibit No.                       Document
-----------                       --------

    3.1 Amended and restated Articles of Incorporation of Habersham Bancorp, as amended. (1)

    3.2   By-laws of Habersham Bancorp, as amended as of November 20, 1989 (2)
          and as of March 16, 1991 March 16, 1991 (3)

   10.1*  Habersham Bancorp Savings Investment Plan, as amended and restated
          March 17, 1990, and the related Trust Agreements, as amended March 17,
          1990 (2)

   10.2*  Habersham Bancorp Incentive Stock Option Plan, as amended February
          26, 1994 (4)

   10.3*  Habersham Bancorp Outside Directors Stock Plan (5)

   10.4*  Habersham Bancorp 1996 Incentive Stock Option Plan (6)

   10.5*  Mortgage Banking Agreement dated as of January 2, 1996 among Habersham
          Bancorp, Habersham Bank, BancMortgage Financial Corp., and Robert S.
          Cannon and Anthony L. Watts.

   13.0   Financial statements and notes thereto contained in the Habersham
          Bancorp 1997 Annual Report

   16.0   Change in Accountants (7)

   21.0   Subsidiaries of Habersham Bancorp

   23.1   Consent of KPMG Peat Marwick LLP

   23.2   Consent of Deloitte & Touche LLP

   24.0 A Power of Attorney is set forth on the signature page to this Form 10-KSB

   27.0   Financial Data Schedule (for SEC use only)

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