Form 10-Q
period 1998-03-31
HABERSHAM BANCORP
filed 1998-05-13
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

       x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
     ----- SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 1998

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



    2,411,267 shares, common stock, $1.00 par value, as of May 1, 1998

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited)(dollars in thousands)

                                               MARCH 31, 1998  DECEMBER 31, 1997
ASSETS

Cash and due from banks                           $  11,263       $  13,068
Federal funds sold                                    9,770          16,740
Investment securities available for sale
  (estimated cost of $38,043 at March 31,
  1998 and $32,860 at December 31, 1997)             38,404          33,224
Investment securities held to maturity
  (estimated market value of $10,821 at
  March 31, 1998, and $11,606 at
  December 31, 1997)                                 10,620          11,405

Other investments                                     2,245           2,168

Loans held for sale                                  57,715          37,510

Loans                                               203,669         198,212
  Less:  Allowance for loan losses                   (2,304)         (2,336)
                                                  ---------       ---------
    Loans, net                                      201,365         195,876
                                                  ---------       ---------

Intangible assets                                     3,515           3,584
Other assets                                         14,601          14,622
                                                  ---------       ---------
    TOTAL ASSETS                                  $ 349,498       $ 328,197
                                                  =========       =========

LIABILITIES
Non-interest bearing deposits                     $  30,427       $  27,036
Interest bearing deposits                           249,076         234,629
Short-term borrowings                                   435           2,627
Other borrowings                                     24,049          25,402
Other liabilities                                    14,991           8,359
                                                  ---------       ---------
    TOTAL LIABILITIES                               318,978         298,053
                                                  ---------       ---------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value,
 10,000,000 shares authorized;
  2,411,267 and 2,408,517 shares issued
  at March 31, 1998 and December 31, 1997,
  respectively                                        2,411           2,409
Additional paid-in capital                            9,138           9,109
Retained earnings                                    18,733          18,386
Accumulated other comprehensive income - net
  unrealized gain on investment securities
  available for sale                                    238             240
                                                  ---------       ---------
    TOTAL SHAREHOLDERS' EQUITY                       30,520          30,144
                                                  ---------       ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                      $ 349,498       $ 328,197
                                                  =========       =========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended March 31, 1998 and 1997 (dollars in thousands, except per share amounts)

                                                1998             1997
INTEREST INCOME
Loans                                        $    5,963      $    5,667
Investment securities                               696             609
Other                                               250             210
                                             ----------      ----------
   TOTAL INTEREST INCOME                          6,909           6,486

INTEREST EXPENSE
Deposits                                          3,170           2,598
Other                                               319             645
                                             ----------      ----------
   TOTAL INTEREST EXPENSE                         3,489           3,243

NET INTEREST INCOME                               3,420           3,243
Provision for loan losses                           159             123
                                             ----------      ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        3,261           3,120

OTHER INCOME
  Gain on sale of loans                           1,530             827
  Loan fee income                                   457             228
  Service charges on deposits                       153             167
  Other service charges and commissions              61              48
  Securities gains (losses), net                     19              (4)
  Travel service income                             284             278
  Other income                                      188             128
                                             ----------      ----------
    Total other income                            2,692           1,672

OTHER EXPENSES
  Salary and employee benefits                    3,293           2,169
  Occupancy                                         634             381
  Travel service expense                            259             254
  Computer services                                 132             126
  General and administrative expense              1,072             989
                                             ----------      ----------
    Total other expense                           5,390           3,919

INCOME BEFORE INCOME TAXES                          563             873
Income tax expense                                  120             256
                                             ----------      ----------
NET INCOME                                   $      443      $      617
                                             ==========      ==========


NET INCOME PER COMMON SHARE - BASIC          $      .18      $      .26
                                             ----------      ----------

NET INCOME PER COMMON SHARE - DILUTED        $      .18      $      .25
                                             ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC                    2,410,661       2,367,604
                                             ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED                  2,508,224       2,487,892
                                             ==========      ==========

Dividends per share                          $      .04      $     .035
                                             ==========      ==========



See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 1998 and 1997 (dollars in thousands)

                                                              1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:

  Net income                                               $     443       $    617
  Adjustments to reconcile net income to net cash
    (Used in) provided by operating activities:
      Provision for loan losses                                  159            123
      Provision for ORE losses                                    --             21
      Provision for depreciation                                 315            220
      Net (gain)loss on sale of investment securities            (19)             4
      Gain on sale of other real estate                          (10)            --
      Net gain on sale of loans                               (1,530)          (827)
      Amortization of intangible assets                           69             56
      Deferred income tax benefit                                 (1)            (8)
      Proceeds from sale of loans held for sale              112,544         24,980
      Net increase in loans held for sale                   (131,353)       (21,063)
  Changes in assets and liabilities:
      (Increase) decrease in interest receivable                 (28)           210
      Increase in other assets                                  (142)          (486)
      Decrease in interest payable                              (340)          (764)
      Increase (decrease) in other liabilities                 6,972           (210)
                                                           ---------       --------
  Net cash (used in) provided by operating activities        (12,921)         2,873
                                                           ---------       --------



CASH FLOWS FROM INVESTING ACTIVITIES:
 Investment securities available for sale:
  Proceeds from maturity                                       1,381          5,036
  Proceeds from sale                                           1,118          2,826
  Purchases                                                   (7,663)        (4,956)
 Investment securities held to maturity:
  Proceeds from maturity                                         785          1,849
  Purchases                                                       --           (705)
 Other investments:
  Proceeds from sale                                             443          1,919
  Purchases                                                     (520)          (681)
 Business acquisition                                             --           (380)
 Loans:
  Proceeds from sale                                          11,463         21,453
  Net increase in loans                                      (16,884)        (7,436)
 Purchases of premises and equipment                            (314)          (832)
 Proceeds from sale of premises and equipment                      6             --
 Proceeds from sale of other real estate                         103            515
                                                           ---------       --------
  Net cash (used in) provided by
     investing activities                                    (10,082)        18,608
                                                           ---------       --------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Three-Month Periods Ended March 31, 1998 and 1997 (dollars in thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                       17,838          7,220
  Net (decrease) increase in short-term borrowings               (2,192)           278
  Repayment of Federal Home Loan Bank advances, net              (1,353)       (27,982)
  Cash dividends paid                                               (96)           (83)
 Sale of treasury stock                                              --             97
 Issuance of common stock                                            31             --
                                                                -------       --------
  Net cash provided by (used in) financing activities            14,228        (20,470)
                                                                -------       --------

(Decrease) increase in cash and cash equivalents                 (8,775)         1,011

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD                   29,808         15,009
                                                                -------       --------
CASH AND CASH EQUIVALENTS: END OF PERIOD                        $21,033       $ 16,020
                                                                =======       ========




 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the period for:
  Interest                                                      $ 3,829       $  4,007
  Income taxes                                                       --            218

 SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
 Other real estate acquired through loan foreclosures           $    79       $    195
 Loans granted to facilitate the sale of other real estate          170             --
 Unrealized gain (loss) on investment securities
  available for sale, net                                            (2)           152



See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements
(Unaudited)

1.  Basis of Presentation

The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

The condensed consolidated financial statements included herein should be read in conjunction with the Company's 1997 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997.

Certain reclassifications have been made to the prior periods in order to conform to classifications adopted in the current period.



2.  Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-KSB for the fiscal year ended December 31, 1997. The Company has consistently followed those policies in preparing this report.


3.  Statement No. 130 "Reporting Comprehensive Income"

In June 1997, the FASB issued SFAS No. 130, "Reporting Comprehensive Income". This statement establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 130 is effective for financial statements for years beginning after December 15, 1997. Comprehensive income for the three months ended March 31, 1998 and 1997 was $441,000 and $465,000, respectively.

4.  Derivatives Disclosures

In January 1997, the Securities and Exchange Commission approved rule amendments (the Release) regarding disclosures about derivative financial instruments, other financial instruments and derivative commodity instruments. The Release requires inclusion in the notes to the financial statements of extensive detail about the accounting policies followed by a registrant in connection with its accounting for derivative financial instruments and derivative commodity instruments. The accounting policy requirements became effective for all registrants for filings that include financial statements for periods ending after June 15, 1997. The Company does not presently have any derivative financial instruments or derivative commodity instruments as defined in the Release.


Item. 2  Management's Discussion and Analysis of Financial Condition and
             Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

    Habersham Bancorp owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. (collectively the "Company"). Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), Appalachian Travel Service, Inc. ("Appalachian") and Advantage Insurers, Inc. ("Advantage Insurers"). Advantage Insurers, which began operations March 31, 1997, offers a full line of property, casualty and life insurance products. The Advantage Group, Inc. is a non bank subsidiary which engages in the business of providing certain management consulting advice to depository institutions.

BancMortgage was organized in 1996 as a full service mortgage and construction lending company located in the northern Atlanta Metropolitan area. During the third quarter of 1997 BancMortgage acquired the assets and certain liabilities of The Prestwick Mortgage Group, a national investment banking and advisory firm specializing in the brokerage and evaluation of mortgage-related assets for approximately $60,000. As a result of the acquisition, BancMortgage is doing business in certain locations as The Prestwick Mortgage Group and as BancFinancial Services Corporation, a full-service wholesale mortgage lender specializing in sub-prime mortgage loans.

The Advantage Group, Inc., Appalachian and Advantage Insurers do not comprise a significant portion of the financial position, results of operations or cash flows of the Company for the quarter ended March 31, 1998. Management's discussion and analysis, which follows, relates primarily to Habersham Bank, Security Bank and BancMortgage.

Material Changes in Financial Condition

    The Company's total assets increased approximately $21 million during the first quarter of 1998 primarily due to increases in mortgage loans held for sale of approximately $20 million, increases in the loan portfolios of Habersham Bank and Security State Bank of approximately $5 million and increases in investment securities available for sale of approximately $5 million. These increases were funded primarily by decreases in cash and cash equivalents of approximately $9 million and increases in deposits of approximately $18 million.

    At March 31, 1998, loans over 90 day days past due and nonaccrual loans totaled $2,173,141 or 1.07% of gross outstanding loans, as compared to $2,537,571 or 1.31% of gross outstanding loans at December 31, 1997. Loans over 90 days past due and still accruing consist primarily of two real estate secured loans of approximately $404,000 having an appraised value of approximately $495,000. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses and accounts for factors such as classified and past due loans as well as portfolio growth and diversification.

  The Company had impaired loans of $1,657,267 and $1,251,157 as of March 31, 1998 and December 31, 1997, respectively. This increase is primarily due to the reclassification of two 90 day past due loans of approximately $1.1 million having Small Business Administration guarantees between 80% and 85% to non-accrual status offset by repayments of approximately $629,000 and charge-offs of approximately $110,000. Impaired loans consist of loans in nonaccrual status. No allowance was necessary for such loans. The interest income recognized on such loans for the three month periods ended March 31, 1998 and 1997 was not material.

    The Company's other real estate totaled $1,723,453 and $1,908,094 as of March 31, 1998 and December 31, 1997, respectively. This decrease is due to sales of property of approximately $263,000 offset by additions to other real estate of approximately $79,000.

Material Changes in Results of Operations

    Total interest income for the first quarter of 1998 increased $423,000 or 6.52%, when compared to the first quarter of 1997. Interest income from loans increased $296,000 or 5.22% due to the increases in the loan portfolios of Habersham Bank, Security State Bank and BancMortgage as well as increases in loan yields. Loan yields decreased by .44% to 9.56% for the first quarter of 1998 compared to yields of 10.00% for the first quarter of 1997.

    Interest income from investment securities increased $87,000 or 14.29% for the first quarter of 1998 when compared to the first quarter of 1997. The increase in interest income from investments was primarily due to the increases in Habersham Bank's investment security portfolio. Average yields on investment securities decreased by .14% to 6.17% for the first quarter of 1998 compared to 6.31% for the first quarter of 1997.

    Total interest expense for the first quarter of 1998 increased $246,000 or 7.59%, when compared to the first quarter of 1997. Interest expense on deposits increased $572,000 or 22.02%, when compared to the first quarter of 1997 due to average balances in interest bearing deposit accounts increasing approximately $39 million or 18.88% when compared to the first quarter of 1997. Consolidated average rates on deposits increased by .13% to 5.21% during the first quarter of 1998 compared to 5.08% for the first quarter of 1997.

    Other interest expense decreased $326,000 or 50.54% when compared to the first quarter of 1997 primarily due to average borrowings decreasing approximately $14 million or 38.52% when compared to the first quarter of 1997. Consolidated average rates on borrowings decreased by 1.24% to 5.55% for the first quarter of 1998 compared to 6.89% for the first quarter of 1997.

    Net interest income increased approximately $177,000 or 5.46%, for the first quarter of 1998 as a result of the items discussed above.

          The net interest margin of the Company, the net interest income divided by average earning assets, was 4.40% for the first quarter of 1998 as compared to 4.63% for the first quarter of 1997. The decrease in net interest margin resulted primarily from a decrease in loan pricing, a decrease in the yield on investment securities, and an increase in the cost of deposits.

    Other income increased $1,020,000 or 61.00% for the first quarter of 1998 over the same period in 1997. This increase was due primarily to the increases on gains on sale of loans and in loan fees of approximately $703,000 and $229,000, respectively, as well as the addition of approximately $50,000 of income from Advantage Insurers, Inc., which was acquired at the end of the first quarter of 1997.

    Other expenses increased $1,471,000 or 37.54% for the first quarter of 1998 over the same period in 1997. This increase was due to increased salary and employee benefits and occupancy expenses of approximately $1,124,000 and $253,000, respectively, associated with the expansion of BancMortgage operations as The Prestwick Mortgage Group and BancFinancial Services Corporation into McLean and Alexandria, Virginia and a new office location in Gainesville, Georgia.

Income tax expense for the three months ended March 31, 1998 and 1997 was $120,000 and $256,000, respectively. The effective tax rate for the three months ended March 31, 1998 and 1997 was 21% and 29%, respectively. The effective tax rate decreased due to an increase in tax exempt security income as a percentage of income before income taxes.


Liquidity and Capital Resources

    Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20% and Security Bank's liquidity policy requires a minimum of 25%. The following table lists the liquidity ratios for the Banks at March 31, 1998.

                         Habersham Bank           23.02%
                         Security Bank            26.05%


    Habersham Bank has established various sources of funds to be used in the management of its liquidity position. Federal funds agreement guidelines totaling $9.5 million have been provided by Compass Bank and The Bankers Bank. Repurchase agreement guidelines are collateral based. Also, established is a borrowing arrangement for advances with an available credit line of $65 million at the Federal Home Loan Bank. Security Bank has also established various sources of funds to be used in the management of its liquidity position. Federal Funds agreement guidelines totaling $2.3 million have been provided by Compass Bank and The Bankers Bank for Security Bank.

    At March 31, 1998, Habersham Bancorp, Habersham Bank, and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Banks are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Banks' ratios at March 31, 1998 follow:

                             Habersham        Security        Habersham
                                Bank            Bank           Bancorp
          Tier 1                9.71%          14.53%           11.45%
          Total Capital        10.72%          15.38%           12.44%
          Leverage              6.77%          11.37%            8.05%

Interest Rate Sensitivity


    The objective of asset and liability management is to measure and manage both the level and volatility of earnings and capital based upon the impact of changes in interest rates. The Company uses interest rate shock tests as well as traditional asset / liability modeling in order to maintain a mix of maturities and interest rate sensitivity between loans, investment securities, liquid investments, deposits, and borrowings.


    The interest rate sensitivity analysis below has a three month negative gap of approximately $9.5 million (interest bearing liabilities exceeding interest-borrowing costs repricing within three months).

                                        YIELD/      DUE IN      DUE AFTER      DUE AFTER     DUE AFTER    DUE AFTER    TOTAL
                                         RATE       THREE     THREE THROUGH   SIX THROUGH   ONE THROUGH     FIVE
                                                    MONTHS      SIX MONTHS   TWELVE MONTHS  FIVE YEARS      YEARS
EARNING ASSETS:
 Federal funds sold                      6.13%     $  9,770                                                           $  9,770
 Investment securities                   6.17%          903      $  1,091      $  3,728      $ 17,296      $26,006      49,024
 Loans                                   9.56%      112,447        14,658        34,042        58,699       41,538     261,384
                                         ----      --------      --------      --------      --------      -------    --------
    Total earning assets                 8.89%      123,120        15,749        37,770        75,995       67,544     320,178
INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW                   3.12%       53,649                                                             53,649
  Savings                                2.78%        8,109                                                              8,109
  Certificates of deposit                5.87%       46,348        37,858        66,805        36,288           19     187,318
 Borrowings                              5.55%       24,484            --            --            --           --      24,484
                                         ----      --------      --------      --------      --------      -------    --------
  Total interest bearing
   liabilities                           5.24%      132,590        37,858        66,805        36,288           19     273,560

NET INTEREST MARGIN:                     4.40%
                                         ====

Excess(deficiency) of earning
 assets over(to) interest bearing
 liabilities                                       $ (9,470)     $(22,109)     $(29,035)     $ 39,707      $67,525    $ 46,618
                                                   ========      ========      ========      ========      =======    ========

Cumulative gap                                     $ (9,470)     $(31,579)     $(60,614)     $(20,907)     $46,618

Ratio of cumulative gap to total
 cumulative earning assets                            (7.69)       (22.72%)      (34.32%)       (8.28%)      14.56%

Ratio of cumulative earning assets
  to interest bearing liabilities                     92.86%        81.47%        74.45%        92.36%      117.04%


    Management strives to maintain the ratio of cumulative earning assets to cumulative interest bearing liabilities within a range of 60% to 140%

                                     PART II
                                OTHER INFORMATION

Item 1.  Legal Proceedings.
               none

Item 2.  Changes in securities.
               none

Item 3.  Defaults upon senior securities.
               none

Item 4.  Submission of matters to a vote of security holders.
               none

Item 5.  Other information.

               none

Item 6.  Exhibits and reports on Form 8-K.
           (a) Exhibits:
               27.1 Financial Data Schedule (For SEC Use Only)
               27.2 Restated Financial Data Schedule (For SEC Use Only)
           (b) none



                                   SIGNATURES


    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                HABERSHAM BANCORP
                                   (Registrant)




Date: May 13, 1998              /S/ David D. Stovall
                                -------------------------------------
                                President and Chief Financial Officer
                                (for the Registrant and as the
                                Registrant's principal financial and
                                accounting officer)