Form 10-Q
period 1998-06-30
HABERSHAM BANCORP
filed 1998-08-13
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              x   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
            -----
            SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 1998


            ----- TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from _____ to _____

                         Commission file number 0-13153


                               HABERSHAM BANCORP
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            Georgia                                   58-1563165
  (State or other jurisdiction of                  (I.R.S. Employer
   incorporation or organization)                 Identification No.)

Highway 441 N.      P.O. Box 1980,      Cornelia, Georgia            30531
--------------------------------------------------------------------------------
(Address of principal executive offices)                           (Zip code)


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

2,412,267 shares, common stock, $1.00 par value, as of July 31, 1998

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (dollars in thousands)

ASSET                                                               JUNE 30, 1998           DECEMBER 31, 1997

Cash and due from banks                                                $ 11,419                  $ 13,068
Federal funds sold                                                        7,420                    16,740
Investment securities available for sale
 (cost of $38,550 at June 30, 1998 and
  $32,860 at December 31, 1997)                                          38,835                    33,224
Investment securities held to maturity
 (estimated market value of $13,612 at
  June 30, 1998 and $11,606 at
  December 31, 1997)                                                     13,541                    11,405

Other investments                                                         2,597                     2,168

Loans held for sale                                                      65,386                    37,510

Loans                                                                   207,075                   198,212
  Less: Allowance for loan losses                                        (2,449)                   (2,336)
                                                                       --------                  --------
    Loans, net                                                          204,626                   195,876
                                                                       --------                  --------

Intangible assets                                                         3,447                     3,584
Other assets                                                             14,810                    14,622
                                                                       --------                  --------
    TOTAL ASSETS                                                       $362,081                  $328,197
                                                                       ========                  ========

LIABILITIES
Non-interest bearing deposits                                          $ 23,159                  $ 27,036
Interest bearing deposits                                               247,853                   234,629
Short-term borrowings                                                       758                     2,627
Other borrowings                                                         42,944                    25,402
Other liabilities                                                        16,574                     8,359
                                                                       --------                  --------
    TOTAL LIABILITIES                                                   331,288                   298,053
                                                                       --------                  --------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized;
  2,411,267 and 2,408,517 shares issued
  at June 30, 1998 and December 31, 1997,
  respectively                                                            2,411                     2,409
Additional paid-in capital                                                9,138                     9,109
Retained earnings                                                        19,055                    18,386
Accumulated other comprehensive income                                      189                       240
                                                                       --------                  --------
    TOTAL SHAREHOLDERS' EQUITY                                           30,793                    30,144
                                                                       --------                  --------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                                           $362,081                  $328,197
                                                                       ========                  ========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended June 30, 1998 and 1997 (dollars in thousands, except per share amounts)

                                                                         1998                     1997
INTEREST INCOME
Loans                                                               $    6,274                $    5,823
Investment securities                                                      734                       608
Other                                                                      218                       195
                                                                    ----------                ----------
  TOTAL INTEREST INCOME                                                  7,226                     6,626

INTEREST EXPENSE
Deposits                                                                 3,276                     2,682
Other                                                                      504                       423
                                                                    ----------                ----------
  TOTAL INTEREST EXPENSE                                                 3,780                     3,105

NET INTEREST INCOME                                                      3,446                     3,521
Provision for loan losses                                                  159                       110
                                                                    ----------                ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                               3,287                     3,411

OTHER INCOME
  Gain on sale of loans                                                  2,280                       583
  Loan fee income                                                          704                       361
  Service charges on deposits                                              157                       169
  Other service charges and commissions                                     62                        60
  Securities gains (losses), net                                            14                        (5)
  Travel service income                                                    375                       311
  Other income                                                             202                       116
                                                                    ----------                ----------
    Total other income                                                   3,794                     1,595

OTHER EXPENSES
  Salary and employee benefits                                           3,955                     2,425
  Occupancy                                                                679                       581
  Travel service expense                                                   344                       314
  Computer services                                                        168                        92
  General and administrative expense                                     1,400                       863
                                                                    ----------                ----------
    Total other expense                                                  6,546                     4,275

INCOME BEFORE INCOME TAXES                                                 535                       731
Income tax expense                                                         116                       208
                                                                    ----------                ----------
NET INCOME                                                          $      419                $      523
                                                                    ==========                ==========
NET INCOME PER COMMON SHARE - BASIC                                 $      .17                $      .22
                                                                    ==========                ==========
NET INCOME PER COMMON SHARE - DILUTED                               $      .17                $      .21
                                                                    ==========                ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC                                           2,411,267                 2,369,410
                                                                    ==========                ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED                                         2,507,699                 2,504,033
                                                                    ==========                ==========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Six-Month Periods Ended June 30, 1998 and 1997 (dollars in thousands, except per share amounts)

                                                                      1998                       1997
INTEREST INCOME
Loans                                                               $   12,237                $   11,490
Investment securities                                                    1,430                     1,217
Other                                                                      469                       405
                                                                    ----------                ----------
  TOTAL INTEREST INCOME                                                 14,136                    13,112

INTEREST EXPENSE
Deposits                                                                 6,447                     5,280
Other                                                                      823                     1,068
                                                                    ----------                ----------
  TOTAL INTEREST EXPENSE                                                 7,270                     6,348

NET INTEREST INCOME                                                      6,866                     6,764
Provision for loan losses                                                  318                       233
                                                                    ----------                ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                               6,548                     6,531

OTHER INCOME
  Gain on sale of loans                                                  3,810                     1,409
  Loan fee income                                                        1,160                       589
  Service charges on deposits                                              309                       336
  Other service charges and commissions                                    123                       108
  Securities gains (losses), net                                            34                        (9)
  Travel service income                                                    660                       589
  Other income                                                             380                       245
                                                                    ----------                ----------
    Total other income                                                   6,476                     3,267

OTHER EXPENSES
  Salary and employee benefits                                           7,249                     4,594
  Occupancy                                                              1,313                       962
  Travel service expense                                                   603                       568
  Computer services                                                        300                       218
  General and administrative expense                                     2,461                     1,852
                                                                    ----------                ----------
    Total other expense                                                 11,926                     8,194

INCOME BEFORE INCOME TAXES                                               1,098                     1,604
Income tax expense                                                         236                       464
                                                                    ----------                ----------
NET INCOME                                                          $      862                $    1,140
                                                                    ==========                ==========
NET INCOME PER COMMON SHARE - BASIC                                 $      .36                $      .48
                                                                    ==========                ==========
NET INCOME PER COMMON SHARE - DILUTED                               $      .34                $      .46
                                                                    ==========                ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC                                           2,410,966                 2,368,512
                                                                    ==========                ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED                                         2,507,964                 2,495,968
                                                                    ==========                ==========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 1998 and 1997 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                1998              1997
  Net income                                                                       $     862        $   1,140
  Adjustments to reconcile net income to net cash
     used in operating activities:
      Provision for loan losses                                                          318              233
      Provision for ORE losses                                                             -               29
      Provision for depreciation                                                         648              454
     (Gain)loss on sale of investment securities                                         (34)               9
      Gain on sale of other real estate                                                   (9)               -
      Net gain on sale of loans                                                       (3,810)          (1,409)
      Amortization of intangible assets                                                  137              116
      Deferred income tax benefit                                                        (16)             (16)
      Proceeds from sale of loans held for sale                                      139,910           98,350
      Net increase in loans held for sale                                           (164,125)        (104,017)

  Changes in assets and liabilities:
     Increase in interest receivable                                                     (97)             (64)
     Increase in other assets                                                           (207)            (101)
     Decrease in interest payable                                                       (149)            (559)
     Increase in other liabilities                                                     8,380            3,622
                                                                                   ---------        ---------
  Net cash used in operating activities                                              (18,192)          (2,213)
                                                                                   ---------        ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
    Proceeds from maturity                                                             4,537            7,217
    Proceeds from sale                                                                 2,564            4,334
    Purchases                                                                        (12,758)          (8,028)
  Investment securities held to maturity:
    Proceeds from maturity                                                             1,075            2,477
    Purchases                                                                         (3,211)            (894)
  Other investments:
    Proceeds from sale                                                                 1,247            2,876
    Purchases                                                                         (1,675)            (699)
  Purchase of Cornelia Insurance Agency, net of
    cash and cash equivalents acquired                                                     -             (380)
  Loans:
    Proceeds from sale                                                                21,950           21,453
    Net increase in loans                                                            (30,991)         (19,117)
  Purchases of premises and equipment                                                   (538)          (2,309)
  Proceeds from sale of premises and equipment                                            62                -
  Proceeds from sale of other real estate                                                103              543
                                                                                   ---------        ---------
    Net cash (used in) provided by
     investing activities                                                            (17,635)           7,473
                                                                                   ---------        ---------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Six-Month Periods Ended June 30, 1998 and 1997 (dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                                            9,347           17,139
  Net (decrease) increase in short-term borrowings                                   (1,869)           3,398
  Proceeds from (repayment) of Federal Home
   Loan Bank advances, net                                                           17,542          (21,807)
  Cash dividends paid                                                                  (193)            (166)
  Sale of treasury stock                                                                  -              122
  Issuance of common stock                                                               31                -
                                                                                    -------          -------
    Net cash provided by (used in) financing activities                              24,858           (1,314)
                                                                                    -------          -------

(Decrease) increase in cash and cash equivalents                                    (10,969)           3,946

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                                      29,808           15,713
                                                                                    -------          -------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                                           $18,839          $19,659
                                                                                    =======          =======
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                          $ 7,409          $ 6,904
  Income taxes                                                                            -              420

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Other real estate acquired through loan foreclosures                                $   293          $   195
Loans granted to facilitate the sale
  of other real estate                                                                  170                -
Unrealized gain (loss) on investment securities
  available for sale, net of tax effect                                                 (51)               -

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

3.   Accounting Pronouncements

     In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the six months ended June 30, 1998 was $810,307 compared to $1,139,178 for the six months ended June 30, 1997. Total comprehensive income for the three months ended June 30 1998 was $369,108 compared to $675,223 for the three months ended June 30, 1997.

     In June 1997, the FASB issued Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (Statement 131). Statement 131 is effective for financial statements for years beginning after December 15, 1997.

     In June 1998, the FASB issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (Statement 133). Statement 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not believe the provisions of Statement 133 will have a significant impact on the financial statements, as the Company does not have a material amount of derivative instruments.


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

     The Advantage Group, Inc., Appalachian and Advantage Insurers do not comprise a significant portion of the financial position, results of operations or cash flows of the Company for the six month period ended ended June 30, 1998. Management's discussion and analysis, which follows, relates primarily to Habersham Bank, Security Bank and BancMortgage.


Forward Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the "Act"). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements.

Words such as "believes," "anticipates," "expects," "intends," "targeted," and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(5) changes in consumer spending, borrowing and saving habits; (6) technological changes; (7) acquisitions; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiary must comply; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (11) changes in the Company's organization, compensation and benefit plans; (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (13) the success of the Company at managing the risks involved in the foregoing.

     Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.


Material Changes in Financial Condition

     The Company's total assets increased approximately $34 million during the first six months of 1998 primarily due to increases in mortgage loans held for sale of approximately $28 million, increases in the loan portfolios of Habersham Bank and Security State Bank of approximately $9 million and increases in investment securities of approximately $8 million. These increases were funded primarily by decreases in cash and cash equivalents of approximately $11 million, increases in deposits of approximately $9 million, increases in borrowings consisting primarily of Federal Home Loan Bank advances of approximately $16 million and increases in other liabilities of approximately $8 million.

     At June 30, 1998, loans over 90 days past due and nonaccrual loans totaled $1,782,783 or .86% of gross outstanding loans, as compared to $2,537,571 or 1.31% of gross outstanding loans at December 31, 1997. Loans over 90 days past due and still accruing decreased approximately $1.2 million primarily due to the reclassification of approximately $1.1 million in past due loans having Small Business Administration (SBA) guarantees between 80% to 85% to non-accrual status. Nonaccrual loans increased approximately $476,000 due to the reclassification of two SBA loans of approximately $1.1 million, the addition of one commercial loan of approximately $410,000 secured by real estate and other additions totaling approximately $129,000 offset by approximately $1.1 million in repayments.

     Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of risk in the loan portfolio. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses and accounts for factors such as classified and past due loans as well as portfolio growth and diversification. A provision for loan losses in the amount of $159,000 was charged to expense for the quarter ended June 30, 1998. This provision for losses exceeded the net charge-offs for the second quarter which totaled $36,000. At June 30, 1998 and December 31, 1997, the ratio of allowance for loan losses to total loans was l.l8%. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.


     The Company had impaired loans of $1,727,234 and $1,251,157 as of June 30, 1998 and December 31, 1997, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the six-month periods ended June 30, 1998 and 1997 was not material.

     The Company's other real estate totaled $1,937,225 and $1,908,094 as of June 30, 1998 and December 31, 1997, respectively. This increase is due to additions to other real estate of approximately $293,000 offset by sales of property of approximately $264,000.

Material Changes in Results of Operations

     Total interest income for the second quarter of 1998 increased $600,000 or 9.06%, when compared to the second quarter of 1997. Total interest income for the first six months of 1998 increased $1,024,000 or 7.81%, when compared to the first six months of 1997.

     Interest income from loans for the second quarter of 1998 increased $451,000 or 7.75% when compared to the second quarter of 1997. Interest income from loans for the first six months of 1998 increased $747,000 or 6.50%, when compared to the first six months of 1997 due to an increase in the average loan portfolio of approximately $31 million, when comparing the first six months of 1998 to the same period in 1997. Interest income was negatively impacted by the placement of two loans aggregating approximately $1.4 million at one of the Company's subsidiaries on nonaccural status. Loan yields decreased by .67% to 9.47% for the first six months of 1998 compared to yields of 10.14% for the first six months of 1997.

     Interest income from investment securities increased $126,000 or 20.72% for the second quarter of 1998 when compared to the second quarter of 1997. Interest income from investment securities increased $213,000 or 17.50% for the first six months of 1998, when compared to the first six months of 1997. The increase in interest income from investments was primarily due to an increase in the average investment portfolio of approximately $8 million, when comparing the first six months of 1998 to the same period of 1997. Average yields on investment securities decreased by .19% to 6.19% for the first six months of 1998 compared to 6.38% for the first six months of 1997.

     Total interest expense for the second quarter of 1998 increased $675,000 or 21.74%, when compared to the second quarter of 1997. Total interest expense for the first six months of 1998 increased $922,000 or 14.52% when compared to the first six months of 1997.

     Interest expense on deposits increased $594,000 or 22.15%, when compared to the second quarter of 1997. Interest expense on deposits increased $1,167,000 or 22.10% when compared to the first six months of 1997. This increase was due to average balances in interest bearing deposit accounts increasing approximately $53 million or 25.61% when compared to the first six months of 1997. Consolidated average rates on deposits decreased by .15% to 4.94% during the first six months of 1998 compared to 5.09% for the first six months of 1997. The decrease in rate is primarily due to the percentage increase in NOW and Money Market accounts to the total deposit portfolio. NOW and Money Market accounts carry an interest rate of 2.5%.

     Other interest expense increased $81,000 or 19.15% when compared to the second quarter of 1997. Other interest expense decreased $245,000 or 22.94% when compared to the first six months of 1997. This decrease was primarily due to consolidated average borrowings decreasing approximately $2.7 million or 8.22% when compared to the first six months of 1997. Consolidated average rates on borrowings decreased by 1.01% to 5.40% for the first six months of 1998 compared to 6.41% for the first six months of 1997.

     Net interest income decreased $75,000 or 2.1%, for the second quarter of 1998, when compared to the second quarter of 1997. Net interest income increased $102,000 or 1.51%, for the first six months of 1998, when compared to the first six months of 1997 as a result of the items discussed above.

     The net interest margin of the Company, the net interest income divided by average total interest-earning assets, was 4.31% for the second quarter of 1998 as compared to 4.85% for the first six months of 1997. The decrease in net interest margin resulted primarily from a decrease in loan pricing and a decrease in the yield on investment securities.

     Other income increased $2,199,000 or 137.87% for the second quarter of 1998 over the same period in 1997. Other income increased $3,209,000 or 98.22% for the first six months of 1998 over the same period in 1997. This increase was due primarily to the increases on gains on sale of loans of approximately $1,697,000 and $2,401,000 for the second quarter and first six months of 1998, respectively, as well as increase in loan fees of approximately $343,000, and $571,000 for the second quarter and first six months of 1998, respectively.

     Other expenses increased $2,271,000 or 53.12% for the first quarter of 1998 over the same period in 1997. Other expense increased $3,732,000 or 45.55% for the first six months of 1998 over the same period in 1997. This increase was due to increased salary and employee benefits of approximately $1,530,000 and $2,655,000 for the second quarter of 1998 and the first six months of 1998, respectively, associated with the expansion of BancMortgage operations due to the addition of two new office locations in Gainesville and Fayetteville, Georgia and the acquisition of The Prestwick Mortgage Group and BancFinancial Services Corporation. This line of business compensates staff by commissions that are directly related to production volume. Occupancy expense, computer and other operating expenses increased approximately $98,000 $76,000 and $537,000, respectively, for the second quarter of 1998 when compared to the same period in 1997. Occupancy expense, computer and other operating expense increased approximately $351,000 $82,000 and $609,000, respectively, for the first six months of 1998 due to the increased activities of BancMortgage.

     Income tax expense for the three months ended June 30, 1998 and 1997 was $116,000 and $208,000, respectively. Income tax expense for the six months ended June 30, 1998 and 1997 was $236,000 and $464,000, respectively. The effective tax rate for the three months ended June 30, 1998 and 1997 was 22% and 28%, respectively. The effective tax rate decreased due to an increase in tax exempt security income as a percentage of income before income taxes.

Liquidity and Capital Resources

     Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20% and Security Bank's liquidity policy requires a minimum of 25%. The following table lists the liquidity ratios for the Banks at June 30, 1998.

                         Habersham Bank           21.86%
                         Security Bank            28.21%


     Habersham Bank has established various sources of funds to be used in the management of its liquidity position. Federal funds agreement guidelines totaling $9.5 million have been provided by Compass Bank and The Bankers Bank. Repurchase agreement guidelines are collateral based. Also established is a borrowing arrangement for advances with an available credit line of $65 million at the Federal Home Loan Bank of Atlanta. Security Bank has also established various sources of funds to be used in the management of its liquidity position. Federal Funds agreement guidelines totaling $2.3 million have been provided by Compass Bank and The Bankers Bank for Security Bank.

     At June 30, 1998, Habersham Bancorp, Habersham Bank, and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Banks are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Banks' ratios at June 30, 1998 follow:

                   Habersham        Security        Habersham
                      Bank            Bank           Bancorp
Tier 1                9.69%          14.30%           11.35%
Total Capital        10.72%          15.28%           12.38%
Leverage              6.44%          11.21%            7.72%

Interest Rate Sensitivity

     The objective of asset and liability management is to measure and manage both the level and volatility of earnings and capital based upon the impact of changes in interest rates. The Company uses interest rate shock tests as well as traditional asset / liability modeling in order to maintain a mix of maturity and interest rate sensitivity between loans, investment securities, liquid investments, deposits, and borrowings.

     The interest rate sensitivity analysis, calculated as of June 30, 1998, below has a three month negative gap of approximately $38 million (interest bearing liabilities exceeding interest-earning assets repricing within three months).

                                       YIELD/   DUE IN       DUE AFTER        DUE AFTER     DUE AFTER    DUE AFTER     TOTAL
                                       RATE     THREE      THREE THROUGH     SIX THROUGH   ONE THROUGH      FIVE
                                                MONTHS       SIX MONTHS     TWELVE MONTHS   FIVE YEARS      YEARS
EARNING ASSETS:
 Federal funds sold                    6.65%   $  7,420                                                              $  7,420
 Investment securities                 6.19%      1,094      $  3,016        $  3,524       $ 16,691      $28,051      52,376
 Loans                                 9.47%    102,103        16,056          32,968         59,567       61,767     272,461
                                       ----    --------      --------        --------       --------       ------    --------
  Total earning assets                 8.87%    110,617        19,072          36,492         76,258       89,818     332,257
INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW                 2.50%     54,974                                                                54,974
  Savings                              2.78%      8,225                                                                 8,225
  Certificates of deposit              5.93%     41,850        42,168          67,376         33,245           15     184,654
 Borrowings                            5.40%     43,702             -               -              -            -      43,702
                                       ----    ---------     --------        --------       --------       ------    --------
  Total interest bearing
   liabilities                         5.24%    148,751        42,168          67,376         33,245           15     291,555

NET INTEREST MARGIN:                   4.31%
                                       ====
Excess(deficiency) of earning
 assets over(to) interest bearing
 liabilities                                   $(38,134)     $(23,096)       $(30,884)      $ 43,013     $ 89,803    $ 40,702
                                               ========      ========        ========       ========     ========    ========

Cumulative gap                                 $(38,134)     $(61,230)       $(92,114)      $(49,101)    $ 40,702

Ratio of cumulative gap to total
 cumulative earning assets                       (34.47%)      (47.21%)        (55.43%)       (20.25%)      12.25%

Ratio of cumulative earning assets
  to interest bearing liabilities                 74.36%        67.93%          64.34%         83.16%      113.96%

     Management strives to maintain the ratio of cumulative earning assets to cumulative interest bearing liabilities within a range of 60% to 140%


Year 2000

     The Company recognizes that there is a business risk in computerized systems as the calendar nears the next century. The Federal Financial Institutions Examination Council ("FFIEC") issued an interagency statement on May 5, 1997, providing an outline for institutions to effectively manage the Year 2000 challenges. The Company has developed an ongoing Action Plan and Testing Plan in an effort to ensure that its operational and financial systems will not be materially adversely affected by software failures due to processing errors arising from calculations using the year 2000 date. The Company has formed a Year 2000 committee assigned to this project and the Board of Directors and senior management of the Company have established year 2000 readiness as a strategic initiative. The Company has completed the assessment and renovation phases of the project in which all critical applications have been identified, programming issues determined and vendors/servicers contacted. While the

Company believes that it has available resources to assure year 2000 readiness, it is to some extent dependent on vendor cooperation.

     At the present time, the Company is well into the testing phase of the Action Plan which will be substantially completed by December 31, 1998. At this time, the Company has not determined the cost of making modifications to correct any year 2000 problems; however, equipment and software expenses are not expected to materially differ from past expenses. The Company routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for year 2000 compliance. The Company is also in the process of addressing any customer relationships it believes could be materially affected by the year 2000 issue.

     Accordingly, the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. Based on information currently available, management does not believe that the Company will incur significant costs in connection with the Year 2000 issue. Nevertheless, these can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Further, the business of the Company's customers and vendors may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers and vendors in solving Year 2000 issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not incur significant direct costs in connections with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Company's customers, vendors or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.



PART II
OTHER INFORMATION

Item 1. Legal proceedings.
                None

Item 2. Changes in securities.
                None

Item 3. Defaults upon senior securities.
                None

Item 4. Submission of matters to a vote of security holders.

        (a) The regular annual meeting of the shareholders of the Company was held on April 18, 1998.

        (b) The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were: Thomas A. Arrendale, Jr., Thomas A. Arrendale, III, James J. Holcomb, James A. Stapleton, Jr., David D. Stovall, C. Kenneth White, and Calvin R. Wilbanks.

At the registrant's Annual Meeting of Shareholders on April 18, 1998, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director. Abstentions and broker non-votes are also listed for each nominee.

Name                          Votes For         Votes Against   Abstention & Non-Votes

Thomas A. Arrendale, Jr.      1,829,128             500                  0
Thomas A. Arrendale, III      1,829,128             500                  0
David D. Stovall              1,829,128             500                  0
James J. Holcomb              1,829,128             500                  0
James A. Stapleton, Jr.       1,829,128             500                  0
C. Kenneth White              1,811,509          18,119                  0
Calvin R. Wilbanks            1,829,128             500                  0

Item 5. Other information.
                None

Item 6. Exhibits, list and reports on FORM 8-K

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

10.2*           Habersham Bancorp Incentive Stock Option Plan, as amended February 26, 1994. (4)

10.3*           Habersham Bancorp Outside Directors Stock Option Plan. (5)

10.4*           Habersham Bancorp 1996 Incentive Stock Option Plan. (6)

10.5*           Mortgage Banking Agreement Dated as of January 2, 1996 among Habersham
                Bancorp, Habersham Bank, BancMortgage Financial Corp. and Robert S. Cannon and
                Anthony L. Watts. (7)

10.6            Option Agreement dated as of March 11, 1998 by and among Habersham Bancorp and certain shareholders of Empire Bank Corp.

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

(7) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-13153).

* Indicates the Registrant's plans, management contracts and compensatory arrangements.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HABERSHAM BANCORP
                                  (Registrant)





Date August 13, 1998                 /s/ David D. Stovall
    -----------------                ------------------------------------
                                     President and
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)