Form 10-Q
period 1998-09-30
HABERSHAM BANCORP
filed 1998-11-16
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

__x___ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended September 30, 1998


_____ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from _____ to _____

                         Commission file number 0-13153


                                HABERSHAM BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

        Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                  Yes __x___    No _____

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:

2,417,267 shares, common stock, $1.00 par value, as of October 31, 1998

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (dollars in thousands)

ASSETS                                                            SEPTEMBER 30, 1998        DECEMBER 31, 1997
Cash and due from banks                                                $ 10,879                  $ 13,068
Federal funds sold                                                        4,060                    16,740
Investment securities available for sale
 (cost of $46,073 at September 30, 1998 and
  $32,860 at December 31, 1997)                                          46,658                    33,224
Investment securities held to maturity
 (estimated market value of $16,770 at
  September 30, 1998 and $11,606 at
  December 31, 1997)                                                     16,406                    11,405

Other investments                                                         6,390                     2,168

Loans held for sale                                                      80,869                    37,510

Loans                                                                   190,633                   198,212
  Less: Allowance for loan losses                                        (2,572)                   (2,336)
                                                                       --------                  --------
    Loans, net                                                          188,061                   195,876
                                                                       --------                  --------

Intangible assets                                                         3,390                     3,584
Other assets                                                             14,941                    14,622
                                                                       --------                  --------
    TOTAL ASSETS                                                       $371,654                  $328,197
                                                                       ========                  ========
LIABILITIES
Non-interest bearing deposits                                          $ 25,415                  $ 27,036
Interest bearing deposits                                               243,844                   234,629
Short-term borrowings                                                       298                     2,627
Other borrowings                                                         50,456                    25,402
Other liabilities                                                        20,084                     8,359
                                                                       --------                  --------
    TOTAL LIABILITIES                                                   340,097                   298,053
                                                                       --------                  --------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized;
  2,417,267 and 2,408,517 shares issued at
  September 30, 1998 and December 31, 1997,
  respectively                                                            2,417                     2,409
Additional paid-in capital                                                9,191                     9,109
Retained earnings                                                        19,563                    18,386
Accumulated other comprehensive income                                      386                       240
                                                                       --------                  --------
    TOTAL SHAREHOLDERS' EQUITY                                           31,557                    30,144
                                                                       --------                  --------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                                           $371,654                  $328,197
                                                                       ========                  ========



See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended September 30, 1998 and 1997 (dollars in thousands, except per share amounts)

                                                1998            1997
INTEREST INCOME
Loans                                        $    6,407      $    6,122
Investment securities                               773             614
Other                                               186             144
                                             ----------      ----------
  TOTAL INTEREST INCOME                           7,366           6,880

INTEREST EXPENSE
Deposits                                          3,250           2,825
Other                                               603             555
                                             ----------      ----------
  TOTAL INTEREST EXPENSE                          3,853           3,380

NET INTEREST INCOME                               3,513           3,500
Provision for loan losses                           149             110
                                             ----------      ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        3,364           3,390

OTHER INCOME
  Gain on sale of loans                           3,166           1,082
  Loan fee income                                   885             383
  Service charges on deposits                       148             162
  Other service charges and commissions              67              60
  Travel service income                             284             241
  Other income                                      315             159
                                             ----------      ----------
    Total other income                            4,865           2,087

OTHER EXPENSES
  Salary and employee benefits                    4,666           2,899
  Occupancy                                         713             567
  Travel service expense                            259             212
  Computer services                                 157             103
  General and administrative expense              1,630           1,039
                                             ----------      ----------
    Total other expense                           7,425           4,820

INCOME BEFORE INCOME TAXES                          804             657
Income tax expense                                  200             189
                                             ----------      ----------
NET INCOME                                   $      604      $      468
                                             ==========      ==========
NET INCOME PER COMMON SHARE - BASIC          $      .25      $      .20
                                             ==========      ==========
NET INCOME PER COMMON SHARE - DILUTED        $      .24      $      .19
                                             ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC                    2,414,278       2,373,993
                                             ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED                  2,484,695       2,505,836
                                             ==========      ==========



See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Nine-Month Periods Ended September 30, 1998 and 1997 (dollars in thousands, except per share amounts)

                                                   1998             1997
INTEREST INCOME
Loans                                        $   18,644      $    17,612
Investment securities                             2,203            1,831
Other                                               655              550
                                             ----------      -----------
  TOTAL INTEREST INCOME                          21,502           19,993

INTEREST EXPENSE
Deposits                                          9,697            8,106
Other                                             1,426            1,623
                                             ----------      -----------
  TOTAL INTEREST EXPENSE                         11,123            9,729

NET INTEREST INCOME                              10,379           10,264
Provision for loan losses                           467              342
                                             ----------      -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                        9,912            9,922

OTHER INCOME
  Gain on sale of loans                           6,976            2,491
  Loan fee income                                 2,045              972
  Service charges on deposits                       457              498
  Other service charges and commissions             190              169
  Securities gains (losses), net                     34              (10)
  Travel service income                             944              830
  Other income                                      704              403
                                             ----------      -----------
    Total other income                           11,350            5,353

OTHER EXPENSES
  Salary and employee benefits                   11,914            7,493
  Occupancy                                       2,026            1,529
  Travel service expense                            862              755
  Computer services                                 457              321
  General and administrative expense              4,101            2,916
                                             ----------      -----------
    Total other expense                          19,360           13,014

INCOME BEFORE INCOME TAXES                        1,902            2,261
Income tax expense                                  436              653
                                             ----------      -----------
NET INCOME                                   $    1,466      $     1,608
                                             ==========      ===========
NET INCOME PER COMMON SHARE - BASIC          $      .61      $       .68
                                             ==========      ===========
NET INCOME PER COMMON SHARE - DILUTED        $      .59      $       .64
                                             ==========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - BASIC                    2,412,082        2,370,423
                                             ==========      ===========
WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING - DILUTED                  2,500,219        2,499,265
                                             ==========      ===========



See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended September 30, 1998 and 1997 (dollars in thousands)

                                                                     1998            1997
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                    $   1,466       $   1,608
  Adjustments to reconcile net income to net cash
     used in operating activities:
      Provision for loan losses                                       467             342
      Provision for ORE losses                                         42              29
      Depreciation                                                    974             724
     (Gain)loss on sale of investment securities                      (34)             10
      Gain on sale of premises and equipment                           (6)             --
      Gain on sale of other real estate                               (35)             --
      Net gain on sale of loans                                    (6,976)         (2,491)
      Amortization of intangible assets                               204             187
      Deferred income tax benefit                                     (24)            (23)
      Proceeds from sale of loans held for sale                   407,864         165,796
      Net increase in loans held for sale                        (444,139)       (183,042)

  Changes in assets and liabilities:
     (Increase) decrease in interest receivable                       (42)             66
     Increase in other assets                                        (613)           (234)
     Increase (decrease) in interest payable                          334            (167)
     Increase in other liabilities                                 11,415           4,679
                                                                ---------       ---------
  Net cash used in operating activities                           (29,103)        (12,516)
                                                                ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
    Proceeds from maturity                                          8,554           8,615
    Proceeds from sale                                              2,564           5,165
    Purchases                                                     (24,297)        (10,769)
  Investment securities held to maturity:
    Proceeds from maturity                                          1,601           3,114
    Purchases                                                      (6,602)           (912)
  Other investments:
    Proceeds from sale                                              2,927           2,957
    Purchases                                                      (7,149)         (1,230)
  Purchase of Cornelia Insurance Agency, net of
    cash and cash equivalents acquired                                 --            (420)
  Loans:
    Proceeds from sale                                             48,250          21,453
    Net increase in loans                                         (41,282)        (24,389)
  Purchases of premises and equipment                                (790)         (2,825)
  Proceeds from sale of premises and equipment                         78              --
  Proceeds from sale of other real estate                             260             683
                                                                ---------       ---------
    Net cash (used in) provided by
     investing activities                                         (15,886)          1,442
                                                                ---------       ---------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Nine-Month Periods Ended September 30, 1998 and 1997 (dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                        7,594         16,810
  Net (decrease) increase in short-term borrowings               (2,329)           273
  Net increase in other borrowings                                2,700             --
  Proceeds from (repayment) of Federal Home Loan
   Bank advances, net                                            22,354         (6,249)
  Cash dividends paid                                              (290)          (249)
  Sale of treasury stock                                             --            146
  Issuance of common stock                                           91             --
                                                               --------       --------
    Net cash provided by financing activities                    30,120         10,731
                                                               --------       --------

Decrease in cash and cash equivalents                           (14,869)          (343)

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                  29,808         15,713
                                                               --------       --------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                      $ 14,939       $ 15,370
                                                               ========       ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                     $ 10,789       $  9,896
  Income taxes                                                      140            690

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Other real estate acquired through loan foreclosures           $    687       $    229
Loans granted to facilitate the sale
  of other real estate                                              415             --
Unrealized gain (loss) on investment securities
  available for sale, net of tax effect                             146            113

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


3.  Other Investments

    On September 30, 1998, the Company exercised its previously acquired option to purchase a 26.5% interest in Empire Bank Corp. ("Empire"), Homerville, Georgia. The total cost of the investment in the amount of $2,890,041 is included in other investments in the accompanying balance sheet. Subsequent to the Company acquiring its option to purchase this interest in Empire, Empire entered into a definitive agreement to be acquired by FLAG Financial Corp. ("Flag"). At September 30, the FLAG acquisition of Empire was pending shareholder, regulatory and other approvals. It is anticipated that the Company will exchange its shares in Empire for shares of FLAG upon consummation of the merger of Empire with FLAG. FLAG's shares are publicly traded, and it is anticipated that the fair value of the shares of FLAG received in the exchange will exceed the cost basis of the Company's investment in Empire.


4. Accounting Pronouncements

    In June 1997, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (Statement 130). Statement 130 establishes standards for reporting and displaying comprehensive income and its components in a full set of general purpose financial statements. The Company adopted Statement 130 effective January 1, 1998. The primary component of the differences between net income and comprehensive income for the Company is net unrealized gains and losses on investment securities. Total comprehensive income for the three months ended September 30, 1998 was $801,692 compared to $581,152 for the three months ended September 30, 1997. Total comprehensive income for the nine months ended September 30, 1998 was $1,611,979 compared to $1,720,330 for the nine months ended September 30, 1997.

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


Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


HABERSHAM BANCORP AND SUBSIDIARIES


Organization

    Habersham Bancorp owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. (collectively the "Company"). Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), Appalachian Travel Service, Inc. ("Appalachian") and Advantage Insurers, Inc. ("Advantage Insurers"). Advantage Insurers, which began operations March 31, 1997, offers a full line of property, casualty and life insurance products. The Advantage Group, Inc. is a non-bank subsidiary which provides management consulting advice to depository institutions.

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

    Habersham Bancorp purchased 7,152 shares, or 26.5% of the outstanding shares of common stock of Empire Bank Corp. ("Empire"), Homerville, Georgia in September, 1998. Empire Bank Corp. owns Empire Banking Co., which operates one office in Homerville, Clinch County, Georgia and one office in Waycross, Ware County, Georgia. Empire entered into a definitive agreement to be acquired by FLAG Financial Corp. ("FLAG"). Habersham understands that the Empire/Flag merger is expected to be consummated during the fourth quarter of 1998. If consummated, Habersham's Empire stock will be converted into 303,960 shares of Flag common stock.

    The Advantage Group, Inc., Appalachian, Advantage Insurers and Empire do not comprise a significant portion of the financial position, results of operations or cash flows of the Company for the nine month period ended September 30, 1998. Management's discussion and analysis, which follows, relates primarily to Habersham Bank, Security Bank and BancMortgage.


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

    Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(5) changes in consumer spending, borrowing and saving habits; (6) the impact of Year 2000 and technological changes; (7) acquisitions; (8) the ability to increase market share and control expenses; (9) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (10) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (11) changes in the Company's organization, compensation and benefit plans; (12) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (13) the success of the Company at managing the risks involved in the foregoing.

    Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made to reflect the occurrence of unanticipated events.

Material Changes in Financial Condition

    The Company's total assets increased approximately $43 million during the first nine months of 1998 primarily due to increases in mortgage loans held for sale of approximately $43 million and increases in investment securities of approximately $23 million offset by decreases in the loan portfolios of Habersham Bank and Security State Bank of approximately $8 million and decreases in cash and cash equivalents of approximately $15 million. These increases were funded primarily by increases in deposits of approximately $8 million, increases in borrowings consisting primarily of Federal Home Loan Bank advances of approximately $23 million, a National Bank of Commerce - Birmingham borrowing of $2.7 million and increases in other liabilities of approximately $12 million.

    At September 30, 1998, loans over 90 days past due and nonaccrual loans totaled $1,957,314 or 1.03% of gross outstanding loans, as compared to $2,537,571 or 1.31% of gross outstanding loans at December 31, 1997. Loans over 90 days past due and still accruing decreased $138,057 primarily due to the reclassification of approximately $1.1 million in past due loans having Small Business Administration (SBA) guarantees between 80% to 85% to non-accrual status offset by the addition of approximately $1,000,000 in loans secured by real estate. Nonaccrual loans decreased approximately $442,000 due to the reduction of the balances of two SBA loans by approximately $696,000 and the addition of approximately $379,000 in mortgage loans secured by real estate.

    Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of risk in the loan portfolio. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses and accounts for factors such as classified and past due loans as well as portfolio growth and diversification. A provision for loan losses in the amount of $149,000 was charged to expense for the quarter ended September 30, 1998. This provision for losses exceeded the net charge-offs for the third quarter which totaled $26,000. At September 30, 1998 and December 31, 1997, the ratio of allowance for loan losses to total loans was 1.35% and 1.18%, respectively. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

    The Company had impaired loans of $808,958 and $1,251,157 as of September 30, 1998 and December 31, 1997, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the nine-month periods ended September 30, 1998 and 1997 was not material.

    The Company's other real estate totaled $1,912,906 and $1,908,094 as of September 30, 1998 and December 31, 1997, respectively. This increase is due to additions to other real estate of approximately $687,000 offset by write-downs and sales of property of approximately $682,000.


Material Changes in Results of Operations

    Total interest income for the third quarter of 1998 increased $486,000 or 7.06%, when compared to the third quarter of 1997. Total interest income for the first nine months of 1998 increased $1,509,000 or 7.55%, when compared to the first nine months of 1997.

    Interest income from loans for the third quarter of 1998 increased $285,000 or 4.66% when compared to the third quarter of 1997. Interest income from loans for the first nine months of 1998 increased $1,032,000 or 5.86%, when compared to the first nine months of 1997 due to an increase in the average loan portfolio of approximately $129 million, when comparing the first nine months of 1998 to the same period in 1997. Interest income was negatively impacted by the placement of two loans aggregating approximately $1.4 million at one of the Company's subsidiaries on nonaccrual status. Loan yields decreased by .61% to 9.52% for the first nine months of 1998 compared to yields of 10.13% for the first nine months of 1997.

    Interest income from investment securities increased $159,000 or 25.89% for the third quarter of 1998 when compared to the third quarter of 1997. Interest income from investment securities increased $372,000 or 20.32% for the first nine months of 1998, when compared to the first nine months of 1997. The increase in interest income from investments was primarily due to an increase in the average investment portfolio of approximately $9 million, when comparing the first nine months of 1998 to the same period of 1997. Average yields on investment securities decreased by .20% to 6.08% for the first nine months of 1998 compared to 6.28% for the first nine months of 1997.

    Total interest expense for the third quarter of 1998 increased $473,000 or 13.99%, when compared to the third quarter of 1997. Total interest expense for the first nine months of 1998 increased $1,394,000 or 14.33% when compared to the first nine months of 1997.

    Interest expense on deposits increased $425,000 or 15.04%, when compared to the third quarter of 1997. Interest expense on deposits increased $1,591,000 or 19.63% when compared to the first nine months of 1997. This increase was due to average balances in interest bearing deposit accounts increasing approximately $36 million or 17.04% when compared to the first nine months of 1997. Consolidated average rates on deposits increased by .11% to 5.27% during the first nine months of 1998 compared to 5.16% for the first nine months of 1997. The increase in rates is primarily due to the percentage increase in certificates of deposit to the total deposit portfolio. Rates on certificates of deposit increased by .11% to 5.96% during the first nine months of 1998 compared to 5.85% for the first nine months of 1997.

    Other interest expense increased $48,000 or 8.65% when compared to the third quarter of 1997. Other interest expense decreased $197,000 or 12.13% when compared to the first nine months of 1997. This decrease was primarily due to consolidated average rates on borrowings decreasing by .76% to 5.53% for the first nine months of 1998 compared to 6.29% for the first nine months of 1997.

    Net interest income increased $13,000 or .37%, for the third quarter of 1998, when compared to the third quarter of 1997. Net interest income increased $115,000 or 1.12%, for the first nine months of 1998, when compared to the first nine months of 1997 as a result of the items discussed above.

    The net interest margin of the Company, net interest income divided by average total interest-earning assets, was 4.25% for the first nine months of 1998 as compared to 4.84% for the first nine months of 1997. The decrease in net interest margin resulted primarily from a decrease in loan pricing and an increase in certificate of deposit rates.

    Other income increased $2,778,000 or 133.11% for the third quarter of 1998 over the same period in 1997. Other income increased $5,997,000 or 112.03% for the first nine months of 1998 over the same period in 1997. This increase was due primarily to the increases in gains on sale of loans of approximately $2,084,000 and $4,485,000 for the third quarter and first nine months of 1998, respectively, as well as increase in loan fees of approximately $502,000, and $1,073,000 for the third quarter and first nine months of 1998, respectively.

    Other expenses increased $2,605,000 or 54.05% for the third quarter of 1998 over the same period in 1997. Other expense increased $6,346,000 or 48.76% for the first nine months of 1998 over the same period in 1997. This increase was due to increased salary and employee benefits of approximately $1,767,000 and $4,421,000 for the third quarter of 1998 and the first nine months of 1998, respectively, associated with the expansion of BancMortgage operations due to the addition of two new office locations in Gainesville and Fayetteville, Georgia and the acquisition of The Prestwick Mortgage Group and BancFinancial Services Corporation. This line of business compensates staff by commissions that are directly related to production volume. Occupancy expense, computer and other operating expenses increased approximately $146,000 $54,000 and $591,000, respectively, for the third quarter of 1998 when compared to the same period in 1997. Occupancy expense, computer and other operating expense increased approximately $497,000 $136,000 and $1,185,000, respectively, for the first nine months of 1998 due to the increased activities of BancMortgage.

     Income tax expense for the three months ended September 30, 1998 and 1997 was $200,000 and $189,000, respectively. Income tax expense for the nine months ended September 30, 1998 and 1997 was $436,000 and $653,000, respectively. The effective tax rate for the three months ended September 30, 1998 and 1997 was 25% and 29%, respectively. The effective tax rate decreased due to an increase in tax exempt security income as a percentage of income before income taxes.


Liquidity and Capital Resources

    Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20% and Security Bank's liquidity policy requires a minimum of 25%. The following table lists the liquidity ratios for the Banks at September 30, 1998.

                         Habersham Bank           23.29%
                         Security Bank            33.53%

    Habersham Bank has established various sources of funds to be used in the management of its liquidity position. Federal funds agreement guidelines totaling $14.5 million have been provided by Compass Bank, The Bankers Bank, and SunTrust Bank of Atlanta. Repurchase agreement guidelines are collateral based. Also established is a borrowing arrangement for advances with a total available credit line of $90 million at the Federal Home Loan Bank of Atlanta. Security Bank has also established various sources of funds to be used in the management of its liquidity position. Federal Funds agreement guidelines totaling $2.3 million have been provided by Compass Bank and The Bankers Bank for Security Bank. Also established is a borrowing arrangement for advances with a total available credit line of $3 million at the Federal Home Loan Bank of Atlanta.

    At September 30, 1998, Habersham Bancorp, Habersham Bank, and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Banks are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Banks' ratios at September 30, 1998 follow:

                    Habersham       Security        Habersham
                      Bank            Bank           Bancorp
Tier 1                9.74%          14.85%           11.33%
Total Capital        10.77%          16.00%           12.38%
Leverage              6.49%          11.16%            7.77%

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

    The interest rate sensitivity analysis, calculated as of September 30, 1998, below has a three month negative gap of approximately $44 million
(interest-bearing liabilities exceeding interest-earning assets repricing within three months).

                                YIELD/    DUE IN   DUE AFTER      DUE AFTER     DUE AFTER   DUE AFTER     TOTAL
                                 RATE      THREE  THREE THROUGH  SIX THROUGH   ONE THROUGH    FIVE
                                          MONTHS   SIX MONTHS   TWELVE MONTHS   FIVE YEARS    YEARS
INTEREST EARNING ASSETS:
 Federal funds sold              6.97%  $  4,060                                                        $ 4,060
 Investment securities           5.76%     2,520     $ 1,218     $ 1,586       $20,919      $43,211      69,454
 Loans                           9.52%    98,137      18,309      32,244        41,999       80,813     271,502
                                 ----     ------     -------     -------       -------      -------     -------
  Total interest earning assets  8.81%   104,717      19,527      33,830        62,918      124,024     345,016
INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW           3.26%    54,588                                                         54,588
  Savings                        2.78%     8,729                                                          8,729
  Certificates of deposit        5.96%    37,388      59,379      49,181        34,579            -     180,527
 Borrowings                      5.53%    48,054           -           -         2,700            -      50,754
                                 ----     ------     -------     -------       -------      -------     -------
  Total interest bearing
   liabilities                   5.30%   148,759      59,379      49,181        37,279            -     294,598

NET INTEREST MARGIN:             4.25%
                                 ====

Excess(deficiency) of interest-earning
 assets over(to) interest-bearing
 liabilities                            $(44,042)   $(39,852)   $(15,351)     $ 25,639      $124,024    $50,418
                                        =========   ========    ========      ========      ========    =======

Cumulative gap                          $(44,042)   $(83,894)   $(99,245)     $(73,606)     $ 50,418

Ratio of cumulative gap to total
 cumulative interest earning assets       (42.06)%    (67.52)%    (62.78)%      (33.31)%       14.61%

Ratio of cumulative interest-earning assets
  to interest bearing-liabilities          70.39%      59.69%      61.43%        75.01%       117.11%

    Management strives to maintain the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities within a range of 60% to 140%.

Year 2000

   The Company recognizes that there is a business risk in computerized systems as the calendar nears the next century. The Company has defined Year 2000 readiness as computerized systems used by the Company having the ability to: 1) correctly process dates before and after the year 2000, 2) recognize the year 2000 as a leap year, 3) accept and dispay dates unambiguously, and 4) process logic dates that are used for "non-date functions." The Company has developed an ongoing Action Plan and Testing Plan in an effort to ensure that its operational and financial systems will not be materially adversely affected by software failures due to processing errors arising from calculations using the year 2000 date. The Action Plan and Testing Plan include both information technology and non-technology systems. The Company has formed a Year 2000 committee assigned to this project and the Board of Directors and senior management of the Company have established year 2000 readiness as a strategic initiative. Each Board of Directors has reviewed the overall Year 2000 initiative plans with progress toward completion monitored monthly.

    The Company has completed the assessment and renovation phases of the project in which all critical applications have been identified, programming issues determined and vendors/servicers contacted. At the present time, the Company is well into the testing and validation phases of the Action Plan which will be substantially completed by December 31, 1998. The Company is also in the process of addressing any customer relationships it believes could be materially affected by the year 2000 issue. While the Company believes that it has available resources to assure year 2000 readiness, it is also dependent on vendor cooperation.

    At this time, the Company has incurred expenses of approximately $25,000 in upgrades and in hardware replacements to correct any year 2000 problems. The Company routinely upgrades and purchases technologically advanced software and hardware on a continual basis and expects to specifically evaluate and test such purchases for Year 2000 compliance. Expenses for new hardware and upgrades is estimated to be approximately $70,000 for 1999.

    A Year 2000 Readiness Timeline shows the status of the Company's Action, Testing, and Contingency Plans below for the year 1998:

                                              1st qtr   2nd qtr    3rd qtr
       Y2K Action Plan approved                  X
       Monthly Y2K Committee Meetings            X         X         X
       Assessment phase completed                X
       Y2K Testing Plan & Manual approved                  X
       Y2K Customer Awareness Program approved             X
       Y2K Contingency Plan approved                                 X
       Y2K Training Began                                            X
       Testing of mission critical systems began                     X

    During the third quarter of 1998, Habersham Bancorp has remained on track for Y2K readiness, as mandated in its Y2K Action Plan. A Comprehensive Y2K Contingency Plan has been completed. This plan addresses both business remediation plans and business resumption contingency plans. These plans provide the Company direction in the event an unforeseen circumstance arises due to the year 2000. An unforeseen circumstance can be anything from a vault not opening to a power failure or to a natural disaster. Y2K risk assessments have been completed for funds takers and funds providers. Fiduciary accounts managed through the Trust Department of Habersham Bank have also been addressed. Testing remains on schedule. All hardware and network operating systems in each affiliate have been tested and found to be Y2K ready.

    Accordingly, the Company believes that its internal systems and software and the network connections it maintains will be adequately programmed to address the Year 2000 issue. Based on information currently available, management does not believe that the Company will incur significant costs in connection with the Year 2000 issue. Nevertheless, there can be no assurances that all hardware and software that the Company will use will be Year 2000 compliant, and the Company cannot predict with any certainty the costs the Company will incur to respond to any Year 2000 issues. Further, the business of the Company's customers and vendors may be negatively affected by the Year 2000 issue, and any financial difficulties incurred by the Company's customers and vendors in solving Year 2000 issues could negatively affect their ability to perform their agreements with the Company. Therefore, even if the Company does not incur significant direct costs in connection with responding to the Year 2000 issue, there can be no assurance that the failure or delay of the Company's customers, vendors or other third parties in addressing the Year 2000 issue or the costs involved in such process will not have a material adverse effect on the Company's business, financial condition and results of operations.

    While the Company believes that it has available resources to assure year 2000 readiness, it is also dependent on vendor cooperation.



PART II
OTHER INFORMATION

Item 1.  Legal proceedings.
                 None

Item 2.  Changes in securities.
                 None

Item 3.  Defaults upon senior securities.
                 None

Item 4.  Submission of matters to a vote of security holders.
                 None

Item 5.  Other information.
                 None

Item 6.  Exhibits, list and reports on FORM 8-K

        (a) The registrant submits herewith as exhibits to this report on Form 10-Q the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

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

Exhibit No.                  Document
-----------                  --------
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

10.6 Option Agreement dated as of March 11, 1998 by and among Habersham Bancorp and certain shareholders of Empire Bank
                  Corp. (8)

11.1              Computation of Earnings Per Share.

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

(8) Incorporated herein be reference to exhibit of same number in the Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-13153).


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





Date   November 14, 1998             /s/ David D. Stovall
       -----------------             --------------------
                                     President and
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)