Form 10-K405
period 1998-12-31
HABERSHAM BANCORP
filed 1999-03-30
CIK 754597

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

            X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         ------         SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended December 31, 1998.

         ------ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

     For the transition period from       to
                                    -----    -------

                         Commission file number 0-13153


                               HABERSHAM BANCORP
             (Exact name of registrant as specified in its charter)

          Georgia                                             58-1563165
----------------------------                                 -----------
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or                                        Identification Number)
organization)

282 Historic Highway 441 North, P. O. Box 1980, Cornelia, Georgia         30531
-------------------------------------------------------------------------------
        (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:   (706) 778-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:
                  None
                  ----

Securities registered pursuant to Section 12(g) of the Exchange Act:
                  Common Stock, $1.00 par value
                  -----------------------------

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X   No
    -----    ----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.   X
                -----

Indicate the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock; as of a specified date within 60 days prior to the date of filing:

1,447,494 Shares of Common Stock, $1.00 par value--$20,626,790 as of March 5, 1999 (based upon market value of $14.25/share).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1998:

Common Stock, $1.00 par value--2,448,267 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1998 (the "Annual Report") are incorporated by reference into Part II.

(2) Portions of the Company's Proxy Statement relating to the 1999 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.

                                    PART I
Item 1.  BUSINESS.

                            BUSINESS OF THE COMPANY

         Habersham Bancorp (the "Company"), a Georgia corporation, was organized on March 9, 1984. Effective December 31, 1984, the Company acquired all of the outstanding shares of common stock of Habersham Bank ("Habersham Bank"). As a result of this transaction, the former shareholders of Habersham Bank became shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company. Effective June 30, 1995, the Company consummated its acquisition of Security Bancorp, Inc. ("Security") by agreeing to exchange 612,516 shares of its common stock and cash of $1,990,269 for the outstanding shares of Security's common stock in a merger of Security with and into the Company. Currently, the primary business of the Company is the same as that of Habersham Bank, Security State Bank ("Security State Bank") and BancMortgage Financial Corp ("BancMortgage"), a subsidiary of Habersham Bank formed in 199?. The Company also has one direct nonbank subsidiary, The Advantage Group, Inc., and two other indirect nonbank subsidiaries, Appalachian Travel Service, Inc., and Advantage Insurers, Inc. (each are subsidiaries of Habersham Bank).

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

                     BUSINESS OF THE ADVANTAGE GROUP, INC.

         The Advantage Group, Inc. was organized as a wholly-owned nonbank subsidiary of the Company in 1987. The Advantage Group, Inc. administers the Company's Kids' Advantage banking program and provides marketing and banking services to other institutions.

                    BUSINESS OF BANCMORTGAGE FINANCIAL CORP.

         BancMortgage Financial Corp. was organized as a wholly-owned nonbank subsidiary of Habersham Bank in 1996. BancMortgage Financial Corp. is a full service mortgage and construction lending company located in the northern Atlanta metropolitan area. BancMortgage Financial Corp. also does business in the mid-Atlantic states as The Prestwick Mortgage Group and as BancFinancial Services Corporation. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

         Habersham Bank's primary market area consists of Habersham and White Counties, Georgia. Habersham Bank competes principally for all types of loans, deposits and other financial services with three other commercial banks located in Habersham County, Georgia. As of December 31, 1998, Habersham Bank was the largest of the commercial banks located in Habersham County based upon total assets.

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

                                  EMPLOYEES

         As of December 31, 1998, the Company had 298 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

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

         The BHC Act requires every bank holding company to obtain the Federal Reserve's prior approval before: (a) it may acquire direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the voting shares of the bank; (b) it or any of its subsidiaries, other than a bank, may acquire all or substantially all of the assets of any bank; or (c) it may merge or consolidate with any other bank holding company.

The BHC Act further provides that the Federal Reserve may not approve any transaction that: (a) would result in a monopoly; (b) would be in furtherance of any combination or conspiracy to monopolize or attempt to monopolize the business of banking anywhere in the United States; (c) could substantially lessen competition or to tend to create a monopoly in any section of the country; or (d) would otherwise be in restraint of trade. The Federal Reserve could, however, approve a proposed transaction if its anticompetitive effects were clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the participants in the transaction and the convenience and needs of the community to be served. Consideration of financial resources generally focuses on capital adequacy, which is discussed below.

         The BHC Act, as amended by the interstate banking provisions of the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Interstate Banking Act"), repealed the prior statutory restrictions on interstate acquisitions of banks by bank holding companies. As a result, the Company and any other bank holding company located in Georgia may now acquire a bank located in any other state, and any bank holding company located outside Georgia may lawfully acquire any Georgia-based bank, regardless of state law to the contrary, in either case subject to certain restrictions. The Interstate Banking Act also generally provides that national and state-chartered banks may now branch interstate through acquisitions of banks in other states. By adopting legislation prior to June 1, 1997, states could either "opt in" and accelerate the date after which interstate branching is permissible or "opt out" and prohibit interstate branching altogether.

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

         Additionally, on January 26, 1996, the Georgia General Assembly adopted the Georgia Interstate Branching Act, which permits Georgia-based banks and bank holding companies owning or acquiring banks outside of Georgia and all non-Georgia banks and bank holding companies owning or acquiring banks in Georgia to merge an acquired bank into an interstate branch network. The Georgia Interstate Branching Act also allows banks to establish de novo branches on an unlimited basis.

         The BHC Act generally prohibits the Company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those activities determined by the Federal Reserve to be incidental to banking or managing or controlling banks. In determining whether a particular activity is permissible, the Federal Reserve must consider whether the performance of the activity reasonably can be expected to produce benefits to the public, such as greater convenience, increased competition, or gains in efficiency, that outweigh possible adverse effects, such as undue concentration of resources, decreased or unfair competition, conflicts of interest, or unsound banking practices. For example, factoring accounts receivable, acquiring or servicing loans, leasing personal property, conducting discount securities brokerage activities, performing certain data processing services, acting as agent or broker in selling credit life insurance and certain other types of insurance in connection with credit transactions, and performing certain insurance underwriting activities all have been determined by the Federal Reserve to be permissible bank holding company activities. The BHC Act does not place territorial limitations on permissible non-banking activities of bank holding companies. Despite prior approval, the Federal Reserve may order a holding company or its subsidiaries to terminate any activity or its ownership or control of any subsidiary when it has reasonable cause to believe that continuation of the activity, ownership or control constitutes a serious risk to the financial safety, soundness, or stability of any bank subsidiary of that bank holding company.

         Each of the Company's bank subsidiaries is a member of the Federal Deposit Insurance Corporation (the "FDIC"), and as such, its deposits are insured by the FDIC to the maximum extent provided by law. Each bank subsidiary is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations, and each is supervised and examined by one or more state or federal bank regulatory agencies.

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

         If a federal banking regulator believes that a depository institution under its jurisdiction is engaged in or is about to engage in an unsafe or unsound practice (which, depending on the institution's financial condition, could include the payment of dividends), it could require, after notice and hearing, that the institution cease and desist from that practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. See "-- Prompt Corrective Action." Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

         Under dividend restrictions imposed under federal and state laws, the subsidiary banks, without obtaining governmental approvals, could declare aggregate dividends to the Company of up to $1,128,000 (representing 50% of the previous year's net income) in 1999.

         The payment of dividends by the Company and its subsidiary banks may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

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

         The minimum guideline for the ratio (the "Total Risk-Based Capital Ratio") of total capital ("Total Capital") to risk-weighted assets (including certain off-balance-sheet items, such as standby letters of credit) is 8%. At least half of Total Capital must consist of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of cumulative perpetual preferred stock, less goodwill and certain other intangible assets ("Tier 1 Capital"). The remainder may consist of subordinated debt, other preferred stock, and a limited amount of loan loss reserves ("Tier 2 Capital"). At December 31, 1998, the Company's consolidated Total Risk-Based Capital Ratio and its Tier 1 Risk-Based Capital Ratio (i.e., the ratio of Tier 1 Capital to risk-weighted assets) were 12.16% and 11.10% respectively.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio (the "Leverage Ratio") of Tier 1 Capital to average assets, less goodwill and certain other intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating. All other bank holding companies generally are required to maintain a Leverage Ratio of at least 3%, plus an additional cushion of 100 to 200 basis points. The Company's Leverage Ratio at December 31, 1998 was 7.46%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. Furthermore, the Federal Reserve has indicated that it will consider a "tangible Tier 1 Capital Leverage Ratio" (deducting all intangibles) and other indicia of capital strength in evaluating proposals for expansion or new activities.

         The subsidiary banks are subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

         Each of the subsidiary banks was in compliance with applicable minimum capital requirements as of December 31, 1998. The Company has not been advised by any federal banking agency of any specific minimum capital ratio requirement applicable to it or its subsidiary depository institutions.

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

         The federal bank regulators continue to indicate their desire to raise capital requirements applicable to banking organizations beyond their current levels. In this regard, the Federal Reserve and the FDIC have, pursuant to FDICIA, adopted regulations requiring regulators to consider interest rate risk (when the interest rate sensitivity of an institution's assets does not match the sensitivity of its liabilities or its off-balance-sheet position) in the evaluation of a bank's capital adequacy. The bank regulatory agencies' methodology for evaluating interest rate risk requires banks with excessive interest rate risk exposure to hold additional amounts of capital against such exposures.

SUPPORT OF SUBSIDIARY INSTITUTIONS

         Under Federal Reserve policy, the Company is expected to act as a source of financial strength for, and to commit resources to support, each of its banking subsidiaries. This support may be required when, absent this Federal Reserve policy, the Company may not be inclined to provide it. In addition, any capital loans by a bank holding company to any of its banking subsidiaries are subordinate in right of payment to deposits and to certain other indebtedness of such banks. In the event of a bank holding company's bankruptcy, the bankruptcy trustee will assume any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary and will be entitled to a priority of payment.

         Under the Federal Deposit Insurance Act, a depository institution insured by the FDIC can be held liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC after August 9, 1989 in connection with
(a) the default of a commonly controlled FDIC-insured depository institution or
(b) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver, and "in danger of default" is defined generally as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance. The FDIC's claim for damages is superior to claims of shareholders of the insured depository institution or its holding company, but is subordinate to claims of depositors, secured creditors, and holders of subordinated debt (other than affiliates) of the commonly controlled insured depository institution. The Company's subsidiary banks are subject to these cross-guarantee provisions. As a result, any loss suffered by the FDIC in respect of these subsidiaries would likely result in assertion of the cross-guarantee provisions, the assessment of such estimated losses against the depository institution's banking affiliates, and a potential loss of the Company's investment in its other subsidiary banks.

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

         The capital levels established for each of the categories are as follows:

==============================================================================================================-
                                                Total                     Tier 1 Risk-
Capital Category           Tier 1 Capital       Risk-Based Capital        Based Capital          Other
===============================================================================================================

Well Capitalized           5% or more           10% or more               6% or more             Not subject to
                                                                                                 a capital
                                                                                                 directive
---------------------------------------------------------------------------------------------------------------
Adequately                 4% or more           8% or more                4% or more                    --
Capitalized
---------------------------------------------------------------------------------------------------------------
Undercapitalized           less than 4%         less than 8%              less than 4%                  --
---------------------------------------------------------------------------------------------------------------
Significantly              less than 3%         less than 6%              less than 3%                  --
Undercapitalized
---------------------------------------------------------------------------------------------------------------
Critically                 2% or less                    --                        --                   --
Undercapitalized           tangible equity
===============================================================================================================

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

         At December 31, 1998, each subsidiary bank had the requisite capital levels to qualify as well capitalized.

FDIC INSURANCE ASSESSMENTS

         The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (a) well capitalized; (b) adequately capitalized; and (c) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups within each capital group. The supervisory subgroup to which an institution is assigned is based on a supervisory evaluation provided to the FDIC by the institution's primary federal regulator and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. The FDIC then determines an institution's insurance assessment rate based on the capital category and supervisory category to which it is assigned. There are nine assessment risk classifications (i.e., combinations of capital groups and supervisory subgroups) to which different assessment rates are applied.

         Since 1996, the deposit insurance premiums for 92% of all Bank Insurance Fund ("BIF") members in the highest capital and supervisory categories have been set at $2,000 per year, regardless of deposit size. Effective as of January 1, 1997, assessments to help pay off the $780 million in annual interest payments on the $8 billion FICO bonds issued in the late 1980s as part of the government rescue of the thrift industry were imposed on BIF-insured deposits in annual amounts presently estimated at 1.29 basis points. Beginning in January 2000, these rates will increase to an estimated
2.43 basis points.

         The FDIC may terminate its insurance of deposits upon a finding that an institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. It cannot be predicted whether or what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by such regulations or statutes.

Item 2.  PROPERTIES

         The Company's principal office is located at Habersham Bank's Central Habersham office, 282 Historic Highway 441, Cornelia, Georgia. The telephone number of that office is (706) 778-1000.

         Habersham Bank's North Habersham (main) office is located at 1151 Washington Street, Clarkesville, Georgia. The telephone number of that office is (706) 778-1000. Habersham Bank also has three full-service branch offices and one limited service office for receiving deposits. Its Central Habersham office is located at 282 Historic Highway 441, Cornelia, Georgia, its South Habersham office is located at 186 441 By-Pass, Baldwin, Georgia and its Cleveland Office is located at 575 South Main Street, Cleveland, Georgia. The Hospitality Center is located at 1450 Washington Street, Clarkesville, Georgia. Each office has a 24-hour teller machine. Habersham Bank owns its office properties without encumbrance.

         Security State Bank's office is located at 1925 Marietta Highway, Canton, Georgia, and the telephone number of that office is (770) 479-2111. Security State Bank has one full service branch office. Its Waleska Office is located at 7265 Reinhardt College Parkway, Waleska, Georgia. Security State Bank owns its office properties without encumbrance.

         The Advantage Group, Inc.'s principal office is located at Habersham Bank's Central Habersham office, at 282 Historic Highway 441, Cornelia, Georgia. The telephone number of that office is (706) 778-1000.

         BancMortgage Financial Corp.'s principal office is located at 990 Hammond Drive, Suite 1020, Atlanta, Georgia 30328, and the telephone number of that office is (770) 804-7208. This office is leased.

         Appalachian Travel Service, Inc.'s principal office is located at 282 Historic Highway 441, Cornelia, Georgia, and the telephone number of that office is (706) 778-5777.

         Advantage Insurers, Inc.'s principal office is located at 282 Historic Highway 441, Cornelia, Georgia, and the telephone number of that office is
(706) 778-2277.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of Habersham Bancorp is traded on the NASDAQ Stock Market ("NASDAQ") under the symbol HABC. At December 31, 1998, Habersham Bancorp had approximately 577 shareholders of record. The following table sets forth the high and low sale prices of the Company's common stock on a quarterly basis for the past two fiscal years

             1998                   HIGH      LOW
             ----                   ----      ---

          Fourth quarter            17.00     14.00
          Third quarter             18.75     16.00
          Second quarter            20.25     18.13
          First quarter             20.50     18.50

             1997                   HIGH      LOW
             ----                   ----      ---

          Fourth quarter            22.00     18.50
          Third quarter             21.50     19.75
          Second quarter            21.50     19.75
          First quarter             21.00     17.00

         Cash dividends were paid quarterly at a rate of $.04 per share of common stock in 1998. Cash dividends were paid quarterly at a rate of $.035 per share of common stock in 1997.

Item 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)


                                                                        FOR THE YEARS ENDED DECEMBER 31
                                                      1998           1997           1996           1995           1994

SUMMARY OF OPERATIONS
Interest income                                  $   28,959     $   26,962     $   23,367     $   16,556     $   12,435
Interest expense                                     15,091         13,305         11,044          7,398          4,801
Other income                                         15,750          8,056          2,277          1,371          1,207
Other expense                                        26,214         18,412         11,762          7,830          6,620

Net Income                                            2,058          2,157          1,908          2,021          1,658

PER SHARE AMOUNTS
Net income-diluted                               $      .83     $      .86     $      .79     $      .99     $      .98
Dividends                                               .16            .14            .12            .10            .08
Weighted average number of
 common and common equivalent
 shares outstanding                               2,481,630      2,497,993      2,411,687      2,032,567      1,689,795

AT DECEMBER 31
Total assets                                     $  384,069     $  328,197     $  310,011     $  229,586     $  161,327
Earning assets                                      359,838        299,301        287,850        213,035        152,018
Loans                                               281,898        235,764        230,867        145,434        100,848
Deposits                                            280,453        261,665        224,361        195,085        141,615
Shareholders' equity                                 32,214         30,144         27,669         25,905         15,851

RATIOS
Return on average assets                                .57%           .69%           .70%          1.01%          1.02%
Return on average equity                               6.63%          7.48%          7.16%          9.39%         10.50%
Dividend payout ratio                                 16.87%         16.28%         15.19%          9.85%          8.02%
Average equity to average
 assets ratio                                          8.52%          9.16%          9.84%         10.74%          9.76%

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion sets forth the major factors that affect the Company's results of operations and financial condition. These comments should be read in conjunction with the consolidated financial statements and related notes.

         This discussion contains forward-looking statements involving risks and uncertainties. Results may differ significantly from that discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks involving the potential adverse effect of changes in interest rates and the current interest rate environment, loan losses and the adequacy of the Company's loan loss allowance, changes in regulation and legislation, and competition.

ORGANIZATION

         Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), Appalachian Travel Service, Inc. ("Appalachian") and Advantage Insurers, Inc. ("Advantage Insurers"). The Advantage Group, Inc. is a non-bank subsidiary which engages in the business of providing certain management consulting advice to depository institutions.

Advantage Insurers, which began operations on March 31, 1997, offers a full line of property, casualty and life insurance products. The Advantage Group, Inc., Appalachian and Advantage Insurers do not comprise a significant portion of the financial position, results of operations or cash flows of the Company. Management's discussion and analysis, which follows, relates primarily to Habersham Bank, Security Bank and BancMortgage.

         BancMortgage was organized in 1996 as a full service mortgage and construction lending company located in the northern Atlanta metropolitan area. During the third quarter of 1997, BancMortgage acquired for approximately $60,000 the assets and certain liabilities of The Prestwick Mortgage Group, a national investment banking and advisory firm specializing in the brokerage and evaluation of mortgage-related assets. As a result of the acquisition, BancMortgage does business as The Prestwick Mortgage Group and as BancFinancial Services Corporation, a full-service wholesale mortgage lender specializing in sub-prime mortgage loans, in the mid-Atlantic area.

RESULTS OF OPERATIONS

         The Company's net income was $2,057,901, $2,157,276 and $1,907,849 for the years ended December 31, 1998, 1997 and 1996, respectively, with related diluted earnings per common and common equivalent share of $ .83, $.86 and $.79, respectively, representing a decrease of 3.49% from 1997 to 1998 and an increase of 8.86% from 1997 to 1996. The decrease in net income for 1998 was primarily due to a decrease in net yield on interest earning assets and increases in other operating expenses. The increase in net income for 1997 was primarily due to the increase in revenue from BancMortgage operations. Net income represents a return on average equity of 6.63%, 7.48% and 7.16% for 1998, 1997 and 1996, respectively.

NET INTEREST INCOME

         Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets which will cover overhead and other costs and provide a reasonable return to our shareholders. Net interest income for 1998 was approximately $13.9 million compared to $13.7 million in 1997 and $12.3 million in 1996. Net interest income for 1998 increased approximately $211,000 or 1.55% when compared to 1997 and increased approximately $1.3 million or 10.82% when compared to 1996.

         Interest income increased approximately $2.0 million or 7.40% in 1998 when compared to 1997 and increased approximately $3.6 million or 15.39% in 1997 when compared to 1996. The increase in interest income for 1998 resulted primarily from increases in the loan portfolio of the Company, offset by a reduced average yield on the loan portfolio. The increase in interest income for 1997 resulted primarily from an increase of approximately $5.6 million in the loan portfolio, offset by a reduced average yield on the loan portfolio. The Company's loan portfolio increased approximately $11.5 million from December 31, 1997 to December 31, 1998 due to approximately $70.2 million of new loans offset by sales of approximately $58.7 million in residential mortgages and construction loans. BancMortgage's loan portfolio increased by approximately $35 million from December 31, 1997 to December 31, 1998, resulting from originations of approximately $665 million and sales of approximately $630 million. Average interest rates on loans were 9.37%, 10.03% and 10.47% in 1998, 1997 and 1996, respectively. Yields on variable rate residential mortgages decreased during 1998 in response to movements on various indices.

         Weighted average interest rates on investment securities were 5.52%, 5.82% and 5.78% in 1998, 1997 and 1996, respectively. Average interest rates on federal funds sold were 5.33%, 5.80% and 5.66% in 1998, 1997 and 1996, respectively.

         The increase in interest expense for 1998 of $1.8 million over 1997 resulted primarily from additional interest expense on increased average balances of interest bearing deposits of approximately $33.4 million when compared to 1997 average balances and on increased average Federal Home Loan Bank advances of approximately $4.6 million when compared to 1997 average advances. The weighted average interest rate paid on deposits in 1998 increased to 5.24% compared to 5.18% in 1997. The average interest rate paid on Federal Home Loan Bank advances decreased to 5.30% compared to 6.21% in 1997. The increase in interest expense for 1997 of $2.3 million over 1996 resulted primarily from additional interest expense on increased average balances of interest bearing deposits of approximately $26 million when compared to 1996 average balances and on increased average Federal Home Loan Bank advances of approximately $6.2 million when compared to 1996 average advances. The weighted average interest rate paid on deposits in 1997 decreased to 5.18% when compared to 5.62% in 1996. The average interest rate paid on Federal Home Loan Bank advances increased to 6.21% compared to 5.09% in 1996.

         The net interest margin of the Company was 4.08% in 1998, 4.65% in 1997 and 4.89% in 1996. Net interest margin decreased primarily due to increases in interest expense paid on certificates of deposits and a decrease in yields on loans.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND AVERAGE YIELDS EARNED AND RATES PAID

         Average assets rose approximately $49.3 million or 15.67% in 1998 and $43.9 million or 16.23% in 1997 over 1996. Average loan balances increased approximately $31.2 million or 13.18% in 1998 over 1997 and approximately $47.7 million or 25.30% in 1997 over 1996. Average balances in investment securities increased approximately $14.8 million or 33.48% in 1998 over 1997 and decreased approximately $8.4 million or 15.93% in 1997 over 1996. The average balance of federal funds sold in 1998 increased approximately $716,667 or 10.22% when compared to 1997 and decreased approximately $1 million or 12.80% in 1997 when compared to 1996.

         The average balance of deposits for 1998 increased by approximately $36.3 million or 15.26% over 1997 and increased by approximately $27.6 million or 13.10% over 1996.

         The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest earning assets, average rates paid on deposits and borrowed funds, interest income and interest expense for each category of interest earning assets and interest bearing liabilities, and net interest margin. This information is presented for the years ended December 31, 1998, 1997 and 1996.

                                        1998            1997          1998      1997        1998           1997
                                       AVERAGE         AVERAGE       YIELD/    YIELD/      INCOME         INCOME
                                       BALANCE         BALANCE       RATES     RATES      (EXPENSE)      (EXPENSE)

ASSETS

Interest bearing balances
 with other banks                   $     99,000     $    168,516     6.60%     6.66%   $     6,534     $    11,217
Federal funds sold                     9,393,451        7,015,000     5.33%     5.80%       500,504         406,956
Investment securities:(2)
 Taxable                              32,749,495       21,631,576     5.71%     6.24%     1,869,012       1,349,570
 Non-taxable                          22,633,929       19,842,315     5.25%     5.37%     1,188,040       1,064,947
                                    ------------     ------------
 Total investment securities          55,383,424       41,473,891

Trading Securities                     1,064,899
Other Investments                      2,894,675        2,985,316
Loans, net (taxable)(1)              267,857,590      236,673,265     9.37%    10.03%    25,088,953      23,743,448
Cash and due from banks               10,729,293        8,948,696
Premises & equipment                   8,429,133        7,827,736
Other assets                           8,346,333        9,776,640
                                    ------------     ------------                      ------------    ------------
TOTAL ASSETS                        $364,197,798     $314,869,060                        28,653,043      26,576,138
                                    ============     ============                      ============    ============

LIABILITIES

Money market & NOW                  $ 53,598,039     $ 44,119,467     3.20%     3.10%    (1,717,837)     (1,366,113)
Savings accounts                       8,254,196        7,790,505     2.71%     2.78%      (224,025)       (216,384)
Certificates of deposit              184,802,058      161,251,544     5.94%     5.86%   (10,970,060)     (9,454,476)
Short-term and other
 borrowings                           41,073,525       36,501,152     5.30%     6.21%    (2,178,631)     (2,268,193)
Demand deposit accounts               27,892,056       25,026,047
Other liabilities                     17,541,259       11,331,058
                                                                                       ------------    ------------
                                                                                        (15,090,553)    (13,305,166)
                                                                                       ------------    ------------

Shareholders' equity                  31,036,665       28,849,287
                                    ------------     ------------

TOTAL LIABILITIES & EQUITY          $364,197,798     $314,869,060
                                    ============     ============

NET INTEREST MARGIN                                                   4.08%     4.65%   $13,562,490     $13,270,972
                                                                                        ===========     ===========

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

                                            1996           1996         1996
                                          AVERAGE         YIELD/       INCOME
                                          BALANCE         RATES       (EXPENSE)

ASSETS
Interest bearing balances
 with other banks                      $    279,148        6.74%     $    18,824
Federal funds sold                        8,045,000        5.66%         455,733
Investment securities:(2)
 Taxable                                 29,121,828        5.99%       1,744,496
 Non-taxable                             20,821,319        5.49%       1,143,088
                                       ------------
 Total investment securities             49,943,147

Other investments                         2,940,600
Loans, net (taxable)(1)                 188,885,803       10.47%      19,773,296
Cash and due from banks                   7,038,373
Premises & equipment                      5,414,446
Other assets                              8,346,113
                                       ------------                  -----------
TOTAL ASSETS                           $270,892,630                   23,135,437
                                       ============                  ===========
LIABILITIES

Money market & NOW                     $ 37,566,357        3.04%      (1,140,686)
Savings accounts                          7,639,507        2.71%        (206,935)
Certificates of deposit                 141,763,866        5.75%      (8,153,533)
Short-term and other
 borrowings                              30,316,397        5.09%      (1,542,481)
Demand deposit accounts                  23,626,106
                                                                     -----------
Other liabilities                         3,335,003                  (11,043,635)
                                                                     -----------
Shareholders' equity                     26,645,394
                                       ------------

TOTAL LIABILITIES & EQUITY             $270,892,630
                                       ============

NET INTEREST MARGIN                                        4.89%     $12,091,802
                                                                     ===========

(1) Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 1998, 1997 and 1996.
(2) Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

                                                1998 AS COMPARED TO 1997                       1997 AS COMPARED TO 1996
                                               INCREASE (DECREASE) DUE TO                     INCREASE (DECREASE) DUE TO
                                           NET           RATE(1)      VOLUME(1)           NET        RATE(1)      VOLUME(1)
                                      ------------------------------------------   ------------------------------------------

INTEREST BEARING ASSETS
 Interest bearing balances
  with other banks                    $     (4,683)  $        (53)  $     (4,630)  $     (7,607)  $       (150)  $     (7,457)
 Investment securities:
  Taxable                                  519,442       (174,316)       693,758       (394,926)        53,740       (448,666)
  Non-taxable                              123,093        (26,817)       149,910        (78,141)       (24,394)       (53,747)
                                      ------------   ------------   ------------   ------------   ------------   ------------
   Total Investment securities             642,535       (201,133)       843,668       (473,067)        29,346       (502,413)

 Federal funds sold                         93,548        (44,402)       137,950        (48,777)         9,521        (58,298)
 Loans, net (taxable)                    1,345,505     (1,782,283)     3,127,788      3,970,152     (1,033,195)     5,003,347
                                      ------------   ------------   ------------   ------------   ------------   ------------

    TOTAL INTEREST INCOME                2,076,905     (2,027,871)     4,104,776      3,440,701       (994,478)     4,435,179
                                      ------------   ------------   ------------   ------------   ------------   ------------

INTEREST BEARING LIABILITIES
 Money market & NOW                        351,724         57,888        293,836        225,428         26,211        199,217
 Savings accounts                            7,641         (5,250)        12,891          9,449          5,357          4,092
 Certificates of deposit                 1,515,584        135,524      1,380,060      1,300,943        180,402      1,120,541
 Short-term and
  other borrowings                         (89,562)      (373,506)       283,944        725,711        410,908        314,803
                                      ------------   ------------   ------------   ------------   ------------   ------------

    TOTAL INTEREST EXPENSES              1,785,387       (185,344)     1,970,731      2,261,531        622,878      1,638,653
                                      ------------   ------------   ------------   ------------   ------------   ------------

NET INTEREST INCOME                   $    291,518   $ (1,842,527)  $  2,134,045   $  1,179,170   $ (1,617,356)  $  2,796,526
                                      ============   ============   ============   ============   ============   ============

(1) The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

OTHER INCOME AND OTHER EXPENSE

         Noninterest income in 1998 increased $7.7 million or 95.51% when compared to 1997 and increased $5.8 million or 253.77% when compared to 1996. These increases were due primarily to increases in loan fee income of approximately $1 million and $869,000 for 1998 and 1997, respectively and increases in gains on sale of loans of approximately $5.8 million and $3.8 million for 1998 and 1997, respectively. These increases are attributable to the operations of BancMortgage beginning in 1996. In addition, sales income from Appalachian Travel Services, a business acquired in 1996, increased approximately $135,000 and $849,000 for 1998 and 1997, respectively.

         Other noninterest expense in 1998 increased by approximately $7.8 million or 42.38% as compared to 1997 and the 1997 amount increased approximately $6.6 million or 56.53% as compared to 1996. The increase for 1998 was primarily due to increases of $6,001,018, $472,378 and $1,026,836 in personnel, occupancy and other operating expenses, respectively. The increase for 1998 was primarily due to increases in personnel, occupancy expenses and other operating expenses resulting from a full year of operations in banking and mortgage banking locations which began mid-year 1997. These expenses were increased further by the opening of new locations in Hall and Fayette Counties by BancMortgage. The increase for 1997 was primarily due to increases of $4,188,043, $639,805 and $895,347 in personnel, occupancy and other operating expenses, respectively. These increases are the result of staffing requirements and operating expenses for the new Cleveland Office - Habersham Bank, the new Waleska Office - Security Bank and new offices for BancMortgage in Cobb and Fulton counties. BancMortgage also expanded into Virginia with the acquisition of The Prestwick Group and BancFinancial Services Corporation.

PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period. The provision for loan losses was $692,500 in 1998 as compared to $422,000 in 1997 and $360,000 in 1996. The Company's allowance for loan losses was $2,709,570 at December 31, 1998, which was l.29% of year-end loans and 115.54% of total nonperforming loans, as compared to $2,336,079 at December 31, 1997, which was 1.18% of year-end loans and 108.1% of total nonperforming loans.

         At December 31, 1998, loans over 90 days past due and nonaccrual loans totaled $3,022,267 or 1.44% of gross outstanding loans as compared to $2,533,157 or 1.28% of gross outstanding loans at December 31, 1997. The increase for 1998 was primarily due to the addition of nonaccrual and past due real estate mortgages of approximately $980,000 and $234,000, respectively, from BancMortgage operations offset by decreases in 90 days past due loans, other real estate, nonaccrual and restructured loans of approximately $503,000, $367,000, $225,000 and $64,000, respectively. The increase for 1997 was primarily due to the addition of two loans totaling approximately $1.1 million having Small Business Administration guarantees between 80% and 85%.

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

         Net charge-offs amounted to $319,009 in 1998 representing .12% of average loans, as compared to $347,327 in 1997, representing .15% of average loans, as compared to $434,382 in 1996, representing .23% of average loans.

         The following table summarizes, for each of the years in the five year period ended December 31, 1998, selected information related to the allowance for loan losses:

                                             1998           1997            1996            1995            1994

Balance of allowance for loan
 losses at beginning of period          $  2,336,079   $  2,261,406    $  2,335,788    $  1,744,335    $  1,601,902
                                        ------------   ------------    ------------    ------------    ------------
Balance of allowance of Security
 Bank at June 30, 1995                                                                      628,371

Loans charged-off:
 Commercial, financial &
  agricultural                              (221,048)      (224,976)       (183,218)        (22,252)        (37,146)
 Real estate                                 (77,764)      (142,871)       (256,126)        (47,110)        (17,011)
 Installment loans to individuals           (140,809)      (145,373)       (108,660)        (44,242)        (49,962)
 Other                                       (22,157)       (34,390)        (23,014)        (62,230)        (21,025)
                                        ------------   ------------    ------------    ------------    ------------
Total charged-off loans                     (461,778)      (547,610)       (571,018)       (175,834)       (125,144)
                                        ------------   ------------    ------------    ------------    ------------
Recoveries:
 Commercial, financial &
  agricultural                                59,284         22,454          32,857           5,566           1,893
 Real estate                                  16,850        108,247          65,150           1,610           4,772
 Installment loans to individuals             55,071         61,324          28,760          17,429          15,387
 Other                                        11,564          8,258           9,869          16,268          37,429
                                        ------------   ------------    ------------    ------------    ------------
Total recoveries                             142,769        200,283         136,636          40,873          59,481
                                        ------------   ------------    ------------    ------------    ------------
 Net charge-offs                            (319,009)      (347,327)       (434,382)       (134,961)        (65,663)

 Additions to allowance                      692,500        422,000         360,000          98,043         208,096
                                        ------------   ------------    ------------    ------------    ------------
 Balance of allowance for loan
  losses at end of period               $  2,709,570   $  2,336,079    $  2,261,406    $  2,335,788    $  1,744,335
                                        ============   ============    ============    ============    ============

 Average amount of loans                $267,857,590   $236,673,265    $188,885,803    $122,451,274    $ 97,723,297
                                        ============   ============    ============    ============    ============

 Ratio of net charge-offs during
  the period to average loans
  outstanding during the period                  .12%           .15%            .23%         .11%               .07%

 Ratio of allowance to year-end loans           1.29%          1.18%           1.09%        1.61%              1.73%

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

         The Company's provision for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant amounts, management's review consists of evaluations of the borrowers' strength, value of the related collateral and other factors. This evaluation is made by classifying loans based on values assigned to each of the aforementioned variables. These classifications are assigned by the loan reviewers and are reviewed by the Board of Directors. Totals by loan classification, along with related historical loss ratios, regulatory requirements and specific Collateral evaluations, are used to determine the allowance required to provide for losses on the classified loans. The review of groups of loans, which are individually insignificant, is based upon delinquency status of the group, lending policies and previous collection experience of each category. The effects of current conditions on specific industries or classes of borrowers are also considered in determining the general allowances for loan losses on this non-classified portion of the loan portfolio. Management believes its allowance for loan losses is adequate to absorb losses on loans outstanding at December 31, 1998.

         The allocation of the allowance for loan losses by loan category at December 31, 1998 and 1997 is as follows:

                                                                  1998                           1997
                                                            PERCENT OF LOANS               PERCENT OF LOANS
                                                            IN EACH CATEGORY               IN EACH CATEGORY
                                                 AMOUNT      TO TOTAL LOANS     AMOUNT      TO TOTAL LOANS

     Commercial, financial & agricultural      $  440,776          6.6%       $  720,380        7.9%
     Real estate                                2,026,139         85.2%        1,133,044       84.0%
     Installment loans to individuals             186,155          8.2%          482,655        8.1%
     Loans held for sale                          56, 500          0.0%               --        0.0%
                                               ----------        -----        ----------      -----
          TOTAL                                $2,709,570        100.0%       $2,336,079      100.0%
                                               ==========        =====        ==========      =====

         Prior to 1997, the Company used an alternative method to determine the allowance for loan losses. The Company began the allocation of the allowance for loan losses by loan categories in 1997.

LOANS

         Loans, exclusive of loans held for sale, increased approximately $11.5 million or 5.82%, in 1998 as compared to 1997 and decreased approximately $8.6 million or 4.17% in 1997 as compared to 1996. The increase in the Company's loan portfolio in 1998 resulted primarily from approximately $70.2 million of new loans offset by sales of approximately $58.7 million in construction loans and residential mortgages. The Company's loan portfolio decreased $8.6 million in 1997 due to the sale of approximately $37 million in residential mortgages which had been originated by BancMortgage and purchased by Habersham Bank, offset by new loans in 1997. Loans held for sale increased approximately $34.6 million or 92.38% in 1998 when compared to 1997 and increased approximately $14.2 million or 60.99% in 1997 when compared to 1996 due to continued increased mortgage banking activity.

         The composition of the Company's loan portfolio changed during 1998 as a result of an increase in real estate secured mortgage loans of approximately $8.7 million or 8.31% as compared to 1997; construction loans increased approximately $4.4 million or 7.09%, in 1998 as compared to 1997, and commercial loans decreased $2.0 million or 12.61%, in 1998 as compared to 1997. The composition of the Company's loan portfolio changed during 1997 as a result of a decrease in real estate secured mortgage loans of approximately $18.5 million or 15.09% as compared to 1996; construction loans increased approximately $11.7 million or 23.28% in 1997 as compared to 1996, and commercial loans decreased $2.4 million or 13.49% in 1997 as compared to 1996.

         The amount of loans outstanding at December 31 for each of the last five years is set forth in the following table according to type of loan and is net of unamortized loan origination fees and unamortized discounts. The Company had no foreign loans at December 31 for each of the last five years.

                                             1998           1997         1996             1995          1994

Commercial, financial and agricultural   $ 13,829,965   $ 15,824,792   $ 18,292,993   $ 17,945,695   $ 13,653,109
Real estate - construction                 66,359,030     61,965,365     50,263,496     16,512,884      5,564,753
Real estate - mortgage                    112,256,033    104,347,783    122,897,806     96,361,817     68,992,708
Installment loans to individuals           17,337,632     16,115,903     15,410,015     14,613,500     12,637,913
                                         ------------   ------------   ------------   ------------   ------------
    Total                                $209,782,660   $198,253,843   $206,864,310   $145,433,896   $100,848,843
                                         ============   ============   ============   ============   ============

         The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 1998.

                                                                                DUE AFTER
                                                                 DUE IN         ONE THROUGH     DUE AFTER
                                                                 ONE YEAR       FIVE YEARS      FIVE YEARS            TOTAL
                                                                 ----------     -----------     -----------           -----
LOAN MATURITY
  Commercial, financial
   and agricultural .....................................        $ 8,218,014    $4,575,014      $ 1,036,937     $13,829,965
  Real estate - construction ............................         64,641,241     1,717,789               --      66,359,030
                                                                 -----------    ----------      -----------     -----------
       TOTAL ............................................        $72,859,255    $6,292,803      $ 1,036,937     $80,188,995
                                                                 ===========    ==========      ===========     ===========

LOAN INTEREST RATE SENSITIVITY:
Selected loans with:
 Predetermined interest rates ...........................        $18,533,584    $4,662,814      $   246,080     $23,442,478
 Floating or adjustable
  interest rates ........................................         54,325,671     1,629,989          790,857      56,746,517
                                                                 -----------    ----------      -----------     -----------
    TOTAL ...............................................        $72,859,255    $6,292,803      $ 1,036,937     $80,188,995
                                                                 ===========    ==========      ===========     ===========

NONPERFORMING ASSETS AND PAST DUE LOANS

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets increased $57,127 or 1.07% from December 31, 1997 to December 31, 1998 and increased $619,247 or 13.08% from December 31, 1996 to December 31, 1997. The increase for 1998 was primarily due to the addition of nonaccrual and past due real estate mortgages of approximately $980,000 and $234,000, respectively, from BancMortgage operations offset by decreases in 90 days past due loans, other real estate, nonaccrual and restructured loans of approximately $503,000, $367,000, $225,000 and $64,000, respectively. The increase for 1997 was primarily due to the increase in other real estate owned.

         The following table sets forth the totals of nonperforming assets, selected ratios and accruing loans past due 90 days or more at December 31 for each of the last five years.

     NONPERFORMING ASSETS:                      1998           1997          1996           1995          1994

     Accruing loans 90 days past due        $1,013,009     $1,282,000    $  377,000     $  258,000    $  196,017
     Nonaccrual                              2,009,258      1,251,157       981,801      1,022,683       568,822
     Restructured loans                        849,963        913,753       973,559      1,227,411     1,318,790
     Other real estate owned                 1,539,900      1,908,094     2,403,397      1,217,860     1,165,954
                                            ----------     ----------    ----------     ----------    ----------
       Total nonperforming assets           $5,412,130     $5,355,004    $4,735,757     $3,725,954    $3,249,583
                                            ==========     ==========    ==========     ==========    ==========
     RATIOS:
     Nonperforming loans (excluding
      restructured loans) to total loans          1.44%          1.28%          .66%           .88%          .76%
     Nonperforming assets to total loans
      plus other real estate owned                2.56%          2.68%         2.26%          2.51%         3.19%
     Allowance to nonperforming assets           50.06%         43.62%        47.75%         62.69%        53.68%

         Accrual of interest is discontinued when either principal or interest becomes 90 days past, due unless the loan is both well secured and in the process of collection, or in management's opinion, when reasonable doubt exists as to the full collection of interest or principal. Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $401,099, $289,782 and $213,484, respectively, in 1998, 1997 and 1996, compared with interest income recognized of $274,557, $252,930 and $180,780, respectively.

         At December 31, 1998, the Company had no significant loans which management designated as potential problem loans which have not been disclosed above as nonaccrual or past due loans.

         Habersham Bank held a concentration in mortgages for agribusiness purposes in the poultry industry which totaled approximately $10 million, or approximately 4.67% of total net loans at December 31, 1998 and which totaled approximately $12 million, or approximately 6.34% of total net loans at December 31, 1997.

INVESTMENT SECURITIES

         The Company has classified its investment securities as available for sale, held to maturity, or trading. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 1998, approximately $46.3 million of investment securities were classified as available for sale. Approximately $263,000 of net unrealized gain, net of income taxes, was included in shareholders' equity related to the available for sale investment securities.

         On September 30, 1998, the Company exercised its previously acquired option to purchase a 26.5% interest in Empire Bank Corp. ("Empire"), Homerville, Georgia at a total cost of $3,017,406. Subsequent to the Company acquiring its option to purchase this interest in Empire, Empire entered into a definitive agreement to be acquired by FLAG Financial Corp. ("FLAG"). Upon the exchange of its common stock in Empire for the common stock of FLAG during December, the Company recorded the investment in the common stock of FLAG as a trading security and recorded an unrealized gain of $478,134 which is reflected in earnings.

         The following table sets forth the carrying amounts of investment securities at December 31, 1998, 1997 and 1996.

                                                 1998             1997            1996
Investment securities available for sale:
    U.S. Treasury                            $   200,812      $   201,438     $   801,003
    U.S. Government agencies                  31,678,154       20,982,863      21,625,933
    States & political subdivisions           13,767,110       11,345,182       8,520,859
    Other investments                            693,936          694,940         680,881
                                             -----------      -----------     -----------
      Total                                  $46,340,012      $33,224,423     $31,628,676
                                             ===========      ===========     ===========

Investment securities held to maturity:
    U.S. Government agencies                 $ 3,911,279      $ 1,351,357     $ 2,187,521
    States & political subdivisions           11,600,284        9,954,423      12,122,431
    Other investments                             99,000           99,000         198,000
                                             -----------      -----------     -----------
      Total                                  $15,610,563      $11,404,780     $14,507,952
                                             ===========      ===========     ===========

Trading securities                           $ 3,495,540               --              --
                                             ===========

         The following table sets forth the maturities of investment securities at December 31, 1998 and the related weighted yields of such securities on a tax equivalent basis (assuming a 34% tax rate).

                                                              MATURING IN
                                                  ONE YEAR         1-5         5-10         AFTER 10
                                                  OR LESS         YEARS       YEARS          YEARS

Investment securities available for sale:
Carrying Value:
 U.S. Treasury                                  $  200,812
 U.S. Government agencies                        1,245,367     $11,779,850   $  684,946    $17,967,991
 States & political subdivisions                 1,170,817       5,218,286    2,586,366      4,791,641
 Other investments                                                                             693,936

Weighted average yields:
 U.S. Treasury                                        6.15%
 U.S. Government agencies                             6.42%           5.76%        5.94%          6.67%
 States & political subdivisions                      6.45%           4.96%        5.10%          5.05%

Investment securities held to maturity:
Carrying Value:
 U.S. Government agencies                       $  101,792     $ 1,224,232   $  517,984    $ 2,067,271
 States & political subdivisions                   883,113       4,047,508    3,159,112      3,510,551
 Other investments                                  99,000

Weighted average yields:
 U.S. Government agencies                             7.42%           6.12%        6.92%          7.24%
 States & political subdivisions                      4.37%           4.85%        4.96%          6.12%
 Other Investments                                    6.60%

         No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's shareholders' equity at December 31, 1998.

DEPOSITS

         Average deposits increased approximately $36.3 million and $27.6 million during 1998 and 1997, respectively.

         The following table sets forth the average amount of deposits and average rate paid on such deposits for each category which exceeds 10% of average total deposits for the years ended December 31, 1998, 1997 and 1996.

                                                1998                          1997                      1998
                                              AVG. AMT         AVG          AVG. AMT        AVT       AVG. AMT        AVG
                                             OUTSTANDING       RATE        OUTSTANDING      RATE     OUTSTANDING      RATE
Interest bearing demand deposits             $ 53,598,039      3.20%       $ 44,119,467     3.10%    $ 37,566,357     3.04%
Noninterest bearing demand deposits            27,892,056       n/a          25,026,047      n/a       23,626,106      n/a
Time certificates of deposits                 184,802,058      5.94%        161,251,544     5.86%     141,763,866     5.75%

         At December 31, 1998, time certificates of deposit of $100,000 or more totaled $58,885,476. The maturities of all time certificates of deposit over $100,000 are as follows:

     3 months or less                        $19,046,198
     Over 3 but less than 6 months            12,519,527
     Over 6 but not more than 12 months       18,884,387
     Over 1 year but not more than 5 years     8,435,364
                                             -----------
       TOTAL                                 $58,885,476
                                             ===========

OTHER BORROWINGS

         Other borrowings increased approximately $28.6 million during 1998 as compared with 1997 as a result of borrowings of approximately $28.4 million from the Federal Home Loan Bank and a $2.7 million note payable to the

National Bank of Commerce of Birmingham in connection with the purchase of Empire common stock offset by repayments of approximately $2.5 million. Other borrowings decreased approximately $20.4 million during 1997 as compared with 1996 as a result of repayments to the Federal Home Loan Bank.

CAPITAL RESOURCES

         The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimal capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company's financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company's assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company's capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

         Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1998, that the Company meets all capital adequacy requirements to which it is subject.

         As of December 31, 1998, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Banks as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Banks must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Banks' categories.

         The Company's actual capital amounts and ratios as of December 31, 1998 follows (in thousands):

                                                                                 TO BE WELL
                                                                                 CAPITALIZED
                                                                                 UNDER PROMPT
                                                                                 CORRECTIVE
                                                               FOR CAPITAL        ACTION
                                                ACTUAL     ADEQUACY PURPOSES     PROVISIONS
                                            AMOUNT  RATIO    AMOUNT    RATIO   AMOUNT   RATIO

As of December 31, 1998
Total Capital (to risk-weighted assets):
  The Company                              $30,292  12.16%   $20,576     8%        N/A    N/A
  Habersham Bank                            21,636  10.34%    16,738     8%    $20,923     10%
  Security Bank                              7,466  14.48%     4,124     8%      5,155     10%

Tier I Capital (to risk-weighted assets):
  The Company                              $28,561  11.10%   $10,288     4%        N/A    N/A
  Habersham Bank                            19,459   9.30%     8,369     4%    $12,554      6%
  Security Bank                              6,934  13.45%     2,062     4%      3,093      6%

Tier I Capital (to average assets):
  The Company                              $28,561   7.46%   $15,315     4%        N/A    N/A
  Habersham Bank                            19,459   6.09%    12,783     4%    $15,979      5%
  Security Bank                              6,934  10.97%     2,529     4%      3,161      5%

         While management believes that the current level of capital is sufficient for the current and foreseeable needs of the Company, capital needs are continually evaluated by management.

         Treasury stock activity in 1997 consisted of 36,985 shares sold upon exercise of options at a per share price of $8.33 and 5,207 shares sold under a dividend reinvestment plan. Treasury stock activity in 1996 consisted of 38,000 shares sold upon exercise of options at a per share price of $7.52.

         Cash dividends were paid at a rate of $.04 per share in March, June, September and December of 1998. Cash dividends were paid at a rate of $.035 per share in March, June, September and December 1997. Cash dividends were paid at a rate of $.03 per share in March, June, September and December 1996.

         Management is not aware of any required regulatory changes, or any recommendation by any regulatory authority which will have a material effect on the Company's liquidity, capital or results of operations.

INTEREST RATE SENSITIVITY

         The objective of asset and liability management is to manage and measure the level and volatility of earnings and capital by controlling interest rate risk. To accomplish this objective, management makes use of interest rate and income simulation models to perform current and dynamic projections of interest income and equity, as well as more traditional asset and liability management methods.

         The Company's historical performance in various economic climates is considered by management in making long-term asset and liability decisions for the Company.

         The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest sensitive liabilities from interest sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves.

INTEREST RATE SENSITIVITY ANALYSIS

                                                      DUE IN        DUE AFTER      DUE AFTER        DUE AFTER      DUE AFTER
                                           YIELD/     THREE      THREE THROUGH   SIX THROUGH      ONE THROUGH       FIVE
INTEREST EARNING ASSETS:                   RATE       MONTHS       SIX MONTHS    TWELVE MONTHS      FIVE YEARS      YEARS

 Federal funds sold                        5.32%    $ 8,300,000
 Investment securities                     5.70%        799,514   $    886,639   $   2,014,747    $ 21,269,876   $ 36,979,799
 Loans                                     9.37%     96,570,894     27,526,605      33,219,078      46,726,284     77,855,109
                                           -----    -----------   ------------   -------------    ------------   ------------
 Total earning assets                      8.64%    105,670,408     28,413,244      35,233,825      67,996,160    114,834,908
                                           -----    -----------   ------------   -------------    ------------   ------------

INTEREST BEARING LIABILITIES:

Deposits:
  Money Market and NOW                     3.20%     55,419,227
  Savings                                  2.71%      8,634,374
  Certificates of
    Deposit                                5.94%     70,022,596     34,157,231       49,549,736     34,247,061         14,859
  Short term
    borrowings                             5.30%     53,950,230                                      2,700,000
                                           -----    -----------   ------------   -------------    ------------   ------------
Total interest bearing
  liabilities                              5.33%    188,026,427   $ 34,157,231       49,549,736     36,947,061         14,859
                                           ------  ------------   ------------   --------------   ------------   ------------

INTEREST RATE MARGIN                       4.08%
                                           ====

Excess (deficiency) of interest earning
 assets over (to) interest
 bearing liabilities                               $(82,356,019)  $( 5,743,987)  $ (14,315,911)   $ 31,049,099   $114,820,049
                                                   ============   ============   =============    ============   ============
Cumulative Gap                                     $(82,356,019)  $(88,100,006)  $(102,415,917)   $(71,366,818)  $ 43,453,231

Ratio of cumulative gap to
 total cumulative earning assets                         (77.94)%       (65.71)%       (60.49%)         (30.07%)        12.34%
Ratio of interest earning assets to
 interest bearing liabilities                             56.20%        60.35%          62.31%           76.88%        114.08%

                                                TOTAL

INTEREST EARNING ASSETS:
 Federal funds sold                           $  8,300,000
 Investment securities                          61,950,575
 Loans                                         281,897,970
                                              ------------
 Total earning assets                          352,148,545
                                              ------------

INTEREST BEARING LIABILITIES:

Deposits:
  Money Market and NOW                          55,419,227
  Savings                                        8,634,374
  Certificates of
    Deposit                                    187,991,483
  Short term
    borrowings                                  56,650,230
                                              ------------
Total interest bearing
  liabilities                                 $308,695,314
                                              ------------

INTEREST RATE MARGIN

Excess (deficiency) of interest earning
 assets over (to) interest
 bearing liabilities                          $ 43,453,231
                                              ============
Cumulative Gap

Ratio of cumulative gap to
 total cumulative earning assets
Ratio of interest earning assets to
 interest bearing liabilities

         The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 60% to 140% at the less than one year time frame. At December 31, 1998, the Company was able to meet such objective. The interest rate sensitivity analysis has a negative one year gap of approximately $102.4 million (excess of interest bearing liabilities to interest earning assets repricing within one year). However, the Company's experience has shown that NOW, IMMA and Savings deposits of approximately $53.1 million are less sensitive to short term rate movements.

MARKET RISK

         Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods.

         Market risk arises primarily from interest rate risk inherent in the Company's lending and deposit taking activities. The structure of the Company's loan and deposit portfolios is such that a significant decline in the prime rate may adversely impact net market values and interest income. Management seeks to manage this risk through the use of its investment securities portfolio. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the portfolio.

         The table below presents in tabular form the contractual balances and the estimated fair value of the Company's balance sheet financial instruments and their expected maturity dates as of December 31, 1998. The expected maturity categories take into consideration historical prepayments experience as well as management's expectations based on the interest rate environment as of December 31, 1998.

MARKET RISK INFORMATION (IN THOUSANDS)

                                                    PRINCIPAL/NOTIONAL AMOUNT MATURING IN:                            FAIR
                                           1999       2000        2001       2002      2003   THEREAFTER   TOTAL      VALUE

RATE-SENSITIVE ASSETS:
Fixed interest rate loans               $ 50,258    $10,100     $11,775     $5,389    $5,816    $75,576   $158,914   $155,285
Average interest rate                       8.81%      9.23%       9.15%      8.62%     8.43%      7.12%      8.56%

Variable interest rate loans              65,559      3,214       4,820      1,336     1,171     46,884    122,984    117,435
Average interest rate                       8.54%      9.13%       9.17%      9.32%     9.28%     10.09%      9.25%

Fixed interest rate securities             1,491      2,490       2,320      2,682     2,920     45,860     57,763     58,301
Average interest rate                       5.30%      4.84%       5.60%      5.15%     5.05%      6.07%      5.33%

Variable interest rate securities             --        248          --         --        --      3,940      4,188      4,188
Average interest rate                         --       5.01%         --         --        --       6.15%      5.58%

RATE-SENSITIVE LIABILITIES:
Savings and interest bearing checking     64,054         --          --         --        --         --     64,054     64,054
Average interest rate                       2.74%        --          --         --        --         --       2.74%

Fixed interest rate time deposits        139,270     17,967       8,293      9,310     1,216        144    176,200    184,235
Average interest rate                       5.78%      5.89%       6.07%      6.04%     6.35%      6.10%      5.78%

Variable interest rate time deposits      11,720         71          --         --        --         --     11,791     12,086
Average interest rate                       5.04%      4.78%         --         --        --         --       4.91%

Variable interest rate borrowings         56,650         --          --         --        --         --     56,650     56,650
Average interest rate                       5.40%        --          --         --        --         --       5.40%

The trading securities of $3,495,540 are subject to changes in market values.

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

                                      1998         1997
                                     -----        -----
     Habersham Bank                  23.97%       30.64%
     Security Bank                   30.24%       25.51%

         One of the sources of funds for Habersham Bancorp is dividends from the subsidiary banks. The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Banks to the Company in any year will exceed 50% of the net income of the Banks for the previous calendar year. As of December 31, the Banks could declare dividends to the Company up to approximately $1,128,000 without regulatory approval.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements, as the Company does not have a material amount of derivative instruments.

YEAR 2000

         The Company recognizes that there is a business risk in computerized systems as the next century approaches. The Company has defined Year 2000 readiness as computerized systems used by the Company having the ability to: 1) correctly process dates before and after the year 2000, 2) recognize the year 2000 as a leap year, 3) accept and display dates unambiguously, and 4) process logic dates that are used for "non-date function."

         The Company has developed an ongoing Action Plan designed to ensure that its operational and financial systems will not be adversely affected by failures due to processing errors arising from calculations using the year 2000 date or other operations that are date sensitive. The Action Plan consists of five phases: Awareness, Assessment, Remediation, Validation and Implementation. The Company has formed a Year 2000 committee assigned to this project and the Boards of Directors and senior management of the Company have established year 2000 compliance as a strategic initiative. The Year 2000 Committee meets on a monthly basis to monitor testing progress as well as all other aspects of the Year 2000 issue.

         During 1998, the Year 2000 Committee successfully completed the Awareness, Assessment and Remediation Phases of our Year 2000 Action Plan. Validation is also substantially completed. All remaining testing will be concluded by June 30, 1999. The Implementation Phase is also well under way. The activities involved in each phase are described below.

Assessment Phase - In the Assessment Phase, the Company inventoried all hardware, software and non-computerized systems. Each inventory item has been prioritized as to its Year 2000 compliance.

Awareness Phase - A Customer Awareness Committee was formed to develop a plan for communication tools to be utilized throughout 1999 in an effort to ensure that our customers are aware of the impact that Year 2000 issues may have on their individual businesses and also to assure our customers that we are making every effort to ensure the stability and continued service to our customers into the next millennium. Communications tools used by the Customer Awareness Committee include informational brochures, newsletters, seminars, toll free telephone numbers, and contact personnel identified for each subsidiary.

Remediation and Validation Phase - As a part of the remediation phase, a Year 2000 Contingency Committee developed a business resumption contingency plan as well as a business remediation contingency plan. This Year 2000 Contingency Plan has been completed and approved by the Boards of Directors. Validation of the Plan should be complete by June 30, 1999. The Plan addresses worst case scenarios such as total or partial failure of our mainframe operating system as well as other software that plays an integral part in the day to day operations of our Company. The Plan details the resources and procedures necessary to manually process transactions in the event the core systems do not function on January 1, 2000. Alternative methods of providing service in the event of other disasters, such as a power failure, are addressed in the plan also. In addition, the Company has made every attempt to address external risks, primarily credit and liquidity, associated with our major customers and businesses. The way that these material customers approach and comply with the Year 2000 will have a potential significant impact on the Company. In an effort to identify and manage the risks posed by those customers, the Company has identified material customers; evaluated their Year 2000 preparedness through questionnaires and interviews; assessed their Year 2000 risk to the Company; and implemented appropriate controls to manage and mitigate their Year 2000 risk to the Company. Currently, there are no significant customers which are rated as "high" Year 2000 risk and which the Company believes present a significant risk of loss. This Year 2000 Contingency Plan has been completed and approved by the Boards of Directors. Validation of the Plan should be complete by June 30, 1999.

Implementation Phase - Testing of our systems was substantially complete as of December 31, 1998. All testing appears to have been successful. However, the Company's information technology ("IT") systems are comprised of third party application and operating systems used in accounting functions related to lending and deposit activities. The IT systems also consist of hardware, both including main frame computer equipment and personal computers. Since we are not the manufacturer of the products and systems on which we rely, we have also been working with our third party vendors to determine whether there are any outstanding Year 2000 problems. All systems identified as mission critical have been certified as Year 2000 compliant by vendors providing the software applications or hardware. Non-IT systems, such as door security and vault time locks which may be date sensitive, have been identified as well and have been included in the testing program of the Company. These efforts are scheduled to be completed well in advance of December 31, 1999.

Cost - At December 31, 1998, costs incurred for Year 2000 related upgrades of computer equipment and software totaled approximately $15,000 and are included in other operating expenses. A Year 2000 budget of less than $100,000 has been established for systems that must be upgraded or remediated during 1999. Approximately 60% of the budgeted Year 2000 cost is anticipated to be capitalized. This amount is not expected to have a material effect on the Company's financial condition or results of operations for 1999.

Liquidity - In an attempt to ensure that the Banks have sufficient liquidity to cover potential cash withdrawals prior to the Year 2000, the Year 2000 Contingency Plan requires monitoring of cash levels, communication with depositors regarding Year 2000 readiness and the availability of FDIC deposit insurance and ensuring that the Banks have available lines of credit to meet immediate cash requirements.

   Based on information currently available, while management anticipates there could be isolated and intermittent disruptions of various services, there is no expectations of extensive system failures that would have a material adverse effect on the financial condition or results of operations of the Company.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)     QUARTER ENDED

                                   MARCH 30   JUNE 30   SEPT. 30  DEC. 31
                          (Dollars in thousands except per share amounts)
   1998:
      Interest income                $6,910    $7,226     $7,366   $7,457
      Net interest income             3,420     3,446      3,513    3,489
      Net income                        443       419        604      592
      Per share - basic                 .18       .17        .25      .24
      Per share - diluted               .18       .17        .24      .24

   1997:
     Interest income                 $6,487    $6,626     $6,880   $6,969
     Net interest income              3,243     3,520      3,499    3,395
     Net income                         617       523        468      549
     Per share - basic                  .26       .22        .20      .23
     Per share - diluted                .25       .21        .19      .21

         Cash dividends were paid on a quarterly basis at a rate of $.04 per share of common stock in 1998 and $.035 per share of common stock in 1997.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Market Risk" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets of the Company as of December 31, 1998 and 1997, and the related consolidated statements of income, shareholders' equity and comprehensive income and cash flows and notes to the consolidated financial statements for each of the years in the three years ended December 31, 1998, and the reports issued thereon by the Company's independent public accountants are attached hereto as Exhibit 13 and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         On February 25, 1997, the Company replaced its existing independent public accounting firm, Deloitte & Touche LLP ("Deloitte"), with KPMG LLP. Neither of Deloitte's reports on the Company's financial statements for the years ended December 31, 1995 or 1996 contained an adverse opinion or a disclaimer of opinion or was qualified or modified as to uncertainty, audit scope or accounting principles. The change of accountants was approved by the Board of Directors. The Company had no disagreements with Deloitte during any of the years ended December 31, 1995 or 1996 or during the interim period through February 25, 1997 (date of dismissal) on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure that would have caused that firm to make reference to the subject disagreement if it had not been resolved to Deloitte's satisfaction.

                           PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the Company's directors and executive officers appears in the Proxy Statement under the headings "Election of Directors-Nominees" and " -Compliance with Section 16(a) of the Exchange Act" and "Executive Officers" and is incorporated by reference herein.

Item 11. EXECUTIVE COMPENSATION

         Information concerning the compensation of the Company's management appears in the Proxy Statement under the headings "Executive Compensation" and "Election of Directors - Compensation of Directors" and is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information concerning beneficial owners of more than 5% of the Company's Stock and information concerning the stock owned by the Company's management appears in the Proxy Statement under the heading "Ownership of Stock" and is incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information concerning certain relationships and related transactions appears in the Proxy Statement under the heading "Certain Transactions" and is incorporated by reference herein.

                                   PART IV

Item 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) See Item 8 for a list of the financial statements as filed as a part of this report.
(b) No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.
(c) The registrant submits herewith as exhibits to this report on Form 10-K the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

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

13.0 Financial statements and notes thereto contained in the Habersham Bancorp 1998 Annual Report.

16.0     Letter Regarding Change in Accountants. (8)

21.0     Subsidiaries of Habersham Bancorp.

23.1     Consent of KPMG LLP

23.2     Consent of Deloitte & Touche LLP

27.0     Financial Data Schedule (for SEC use only).

99.0 Independent Auditors Opinion dated January 17, 1997 on consolidated financial statements for the year ended December 31, 1996.

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

(8) Incorporated herein by reference to exhibit of same number in the Registrant's current report on Form 8-K dated March 4, 1997.
(File No. 0-13153).

* Indicates the Registrant's plans, management contracts and compensatory arrangements.

         (b)  Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1998.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  HABERSHAM BANCORP (Registrant)



By: /s/ David D. Stovall              Date: March 30, 1999
    -------------------------               -----------------
    Director, President and
    Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

        Signature                          Title                        Date
        ---------                          -----                        ----

/s/ Thomas A. Arrendale, Jr         Chairman of the Board          March 30, 1999
------------------------------      and Director

/s/ Thomas A. Arrendale, III        Vice Chairman of the Board     March 30, 1999
------------------------------      and Director

/s/ David D. Stovall                Director, President and        March 30, 1999
------------------------------      Chief Executive Officer *

/s/ James Holcomb                   Director                       March 30, 1999
------------------------------


/s/ James A. Stapleton, Jr          Director                       March 30, 1999
------------------------------


/s/ C. Kenneth White                Director                       March 30, 1999
------------------------------


/s/ Calvin R. Wilbanks              Director                       March 30, 1999
------------------------------

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

   10.3*          Habersham Bancorp Outside Directors Stock Plan (5)

   10.4*          Habersham Bancorp 1996 Incentive Stock Option Plan (6)

   10.5*          Mortgage Banking Agreement dated as of January 2, 1996 among
                  Habersham Bancorp, Habersham Bank, BancMortgage Financial
                  Corp., and Robert S. Cannon and Anthony L. Watts. (7)

   13.0 Financial statements and notes thereto contained in the Habersham Bancorp 1998 Annual Report

   16.0           Letter Regarding Change in Accountants (8)

   21.0           Subsidiaries of Habersham Bancorp

   23.1           Consent of KPMG LLP

   23.2           Consent of Deloitte & Touche LLP

   27.0           Financial Data Schedule (for SEC use only)

   99.0 Independent Auditor Opinion dated January 17, 1997 on consolidated financial statements for the year ended
                  December 31, 1996.

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

(7) Incorporated herein be reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997. (File No. 0-13153).

(8) Incorporated herein by reference to exhibit of same number in the Registrant's current report on Form 8-K dated March 4, 1997.
(File No. 0-13153).

* Indicates the Registrant's plans, management contracts and compensatory arrangements.