Form 10-Q
period 1999-03-31
HABERSHAM BANCORP
filed 1999-05-14
CIK 754597

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

            X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
           ---          SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 1999


                  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
              ---       SECURITIES EXCHANGE ACT OF 1934
                 For the transition period from       to
                                                -----    -----
                         Commission file number 0-13153


                               HABERSHAM BANCORP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                                  Yes   X       No
                                                      ------       -----

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 2,473,767 shares, common stock, $1.00 par value, as of April 30, 1999

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (dollars in thousands)

ASSETS                                             MARCH 31, 1999     DECEMBER 31, 1998

Cash and due from banks                               $  15,205           $   5,799
Federal funds sold                                        1,500               8,300
Investment securities available for sale
 (cost of $44,960 at March 31, 1999 and
  $45,492 at December 31, 1998)                          45,149              46,340
Investment securities held to maturity
 (estimated fair values of $16,233 at
  March 31, 1999 and $15,889 at
  December 31, 1998)                                     16,066              15,610
Trading securities                                        2,964               3,495
Other investments                                         3,105               4,194

Loans held for sale                                      70,440              72,163

Loans                                                   218,117             209,735
  Less allowance for loan losses                         (2,955)             (2,709)
                                                      ---------           ---------
    Loans, net                                          215,162             207,026
                                                      ---------           ---------

Intangible assets                                         3,214               3,321
Other assets                                             17,850              17,821
                                                      ---------           ---------
    TOTAL ASSETS                                      $ 390,655           $ 384,069
                                                      =========           =========

LIABILITIES
Non-interest bearing deposits                         $  28,895           $  28,408
Interest bearing deposits                               251,716             252,045
Short-term borrowings and Federal funds
  purchased                                               7,787                 140
Other borrowings                                          2,700               2,700
Federal Home Loan Bank Advances                          52,064              53,811
Other liabilities                                        15,335              14,751
                                                      ---------           ---------
    TOTAL LIABILITIES                                   358,497             351,855
                                                      ---------           ---------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized; 2,448,767 and
  2,448,267 shares issued at March
  31, 1999 and December 31, 1998,
  respectively                                            2,449               2,448
Additional paid-in capital                                9,445               9,445
Retained earnings                                        20,139              20,058
Accumulated other comprehensive income                      125                 263
                                                      ---------           ---------
    TOTAL SHAREHOLDERS' EQUITY                           32,158              32,214
                                                      ---------           ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                          $ 390,655           $ 384,069
                                                      =========           =========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended March 31, 1999 and 1998 (dollars in thousands, except per share amounts)

INTEREST INCOME                                    1999              1998
Loans                                           $     6,142       $     5,963
Investment securities                                   806               696
Federal funds sold                                       56               187
Other                                                   153                63
                                                -----------       -----------
  TOTAL INTEREST INCOME                               7,157             6,909

INTEREST EXPENSE
Time deposits, $100,000 and over                        800               790
Other deposits                                        2,186             2,380
Short-term and other borrowings, primarily
  FHLB advances                                         660               319
                                                -----------       -----------
  TOTAL INTEREST EXPENSE                              3,646             3,489

NET INTEREST INCOME                                   3,511             3,420
Provision for loan losses                               231               159
                                                -----------       -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                            3,280             3,261

OTHER INCOME
  Gain on sale of loans                               2,625             1,530
  Loan fee income                                       678               457
  Service charges on deposits                           167               153
  Other service charges and commissions                  72                61
  Travel service income                                 337               284
  Securities gains, net                                  21                19
  Unrealized loss on trading securities                (531)               --
  Other income                                          267               188
                                                -----------       -----------
    Total other income                                3,636             2,692

OTHER EXPENSES
  Salary and employee benefits                        4,247             3,293
  Occupancy                                             707               634
  Travel service expense                                303               259
  Computer services                                     163               132
  General and administrative expense                  1,240             1,072
                                                -----------       -----------
    Total other expense                               6,660             5,390

INCOME BEFORE INCOME TAXES                              256               563
Income tax expense                                       52               120
                                                -----------       -----------
NET INCOME                                      $       204       $       443
                                                ===========       ===========

NET INCOME PER COMMON SHARE - BASIC             $       .08       $       .18
                                                ===========       ===========
NET INCOME PER COMMON SHARE - DILUTED           $       .08       $       .18
                                                ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                2,448,650         2,410,661
                                                ===========       ===========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING          2,448,650         2,508,224
                                                ===========       ===========

Dividends per share                             $       .05       $       .04
                                                ===========       ===========



See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 1999 and 1998 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                         1999            1998

  Net income                                               $     204       $     443
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Provision for loan losses                                  231             159
      Depreciation                                               332             315
      Gain on sale of investment securities                      (21)            (19)
      Unrealized holding loss on trading securities              531              --
      Gain on sale of other real estate                           (7)            (10)
      Net gain on sale of loans                               (2,625)         (1,530)
      Amortization of intangible assets                          107              69
      Deferred income tax benefit                                 (8)             (1)
      Proceeds from sale of loans held for sale              158,264         112,544
      Net increase in loans held for sale                   (154,209)       (131,353)

  Changes in assets and liabilities:
     Decrease (increase) in interest receivable                   70             (28)
     Increase in other assets                                   (121)           (142)
     Decrease in interest payable                               (793)           (340)
     Increase in other liabilities                             1,377           6,972
                                                           ---------       ---------
  Net cash provided by (used in) operating activities          3,332         (12,921)
                                                           ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
    Proceeds from maturity                                     3,614           1,381
    Proceeds from sale                                         2,781           1,118
    Purchases                                                 (5,392)         (7,663)
  Investment securities held to maturity:
    Proceeds from maturity                                       777             785
    Purchases                                                 (1,233)             --
  Other investments:
    Proceeds from sale                                         1,754             443
    Purchases                                                   (665)           (520)
  Loans:
    Proceeds from sale                                        16,098          11,463
    Net increase in loans                                    (24,172)        (16,884)
  Purchases of premises and equipment                           (239)           (314)
  Proceeds from sale of premises and equipment                    --               6
  Proceeds from sale of other real estate                         15             103
                                                           ---------       ---------
    Net cash used in investing activities                     (6,662)        (10,082)
                                                           ---------       ---------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) For the Three-Month Periods Ended March 31, 1999 and 1998 (dollars in thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:                              1999           1998

  Net increase in deposits                                          158         17,838
  Net increase (decrease) in short-term borrowings                7,647         (2,192)
  Repayment of Federal Home Loan Bank advances, net              (1,747)        (1,353)
  Cash dividends paid                                              (122)           (96)
  Issuance of common stock                                           --             31
                                                               --------       --------
    Net cash provided by financing activities                     5,936         14,228
                                                               --------       --------

Increase (decrease) in cash and cash equivalents                  2,606         (8,775)

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                  14,099         29,808
                                                               --------       --------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                      $ 16,705       $ 21,033
                                                               ========       ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                     $  4,439       $  3,829
  Income taxes                                                       --             --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Other real estate acquired through loan foreclosures           $     --       $     79
Loans granted to facilitate the sale
  of other real estate                                               --            170
Unrealized loss on investment securities
  available for sale, net of tax effect                            (138)            (2)

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

         The condensed consolidated financial statements included herein should be read in conjunction with the Company's 1998 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998.

         Certain reclassifications have been made to the prior periods in order to conform to classifications adopted in the current period.


2.       Accounting Policies

         Reference is made to the accounting policies of the Company described in the notes to consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1998. The Company has consistently followed those policies in preparing this report.


3.       Accounting Pronouncements

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted SFAS No. 130 effective January 1, 1998. Comprehensive income for the three months ended March 31, 1999 and 1998 was $342,000 and $441,000, respectively.

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. The Company does not believe the provisions of Statement 133 will have a significant impact on the financial statements, as the Company does not have a material amount of derivative instruments.

         In October 1998, the FASB issued SFAS No. 134, "Accounting for Mortgage-backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage-Banking Enterprise", an amendment of FASB Statement No. 65. SFAS No. 134 is effective for the first quarter beginning after December 15, 1998. The provisions of SFAS No. 134 did not have a significant impact on the consolidated financial statements upon adoption.


4.       Segment Information

         The Company has two significant reportable segments: banking and mortgage banking. The Company offers traditional banking services through the two bank subsidiaries, Habersham Bank and Security State Bank. The Company originates and sells loans in the secondary market through its mortgage banking segment, BancMortgage Financial Corp.

         The accounting policies of the segments are the same as those described in the summary of significant account policies. The Company evaluates performance based on net income of the respective segments.

At and for the three months ended March 31, 1999

                                                   Mortgage
                                     Banking        Banking       Eliminations         Other         Eliminations    Consolidated

Interest income                     $  6,340        $    981        $   (201)        $     37         $     --         $  7,157
Interest expense                       3,184             614            (201)              49               --            3,646

Provision for loan losses                109             122              --               --               --              231
Gain on sale of loans                    170           2,455              --               --               --            2,625
Other noninterest income                 517           1,086            (459)             195             (328)           1,011
Depreciation on premises &
  equipment                              221              94              --               17               --              332
Other noninterest expense              2,731           3,566            (542)             897             (324)           6,328
Income tax expense (benefit)             172              44              27             (191)              --               52
Net income (loss)                        610              82              56             (540)              (4)             204

Total assets                        $341,712        $ 73,405        $(27,532)        $  3,463         $   (393)        $390,655

At and for the three months ended March 31, 1998

                                                    Mortgage
                                     Banking         Banking       Eliminations        Other        Eliminations   Consolidated

Interest income                     $  6,432        $    689        $   (212)        $      1               (1)        $  6,909
Interest expense                       3,234             467            (212)               1               (1)           3,489

Provision for loan losses                159              --              --               --               --              159
Gain on sale of loans                    134           1,396              --               --               --            1,530
Other noninterest income                 413             938            (517)             629             (301)           1,162
Depreciation on premises &
  equipment                              223              84              --                8               --              315
Other noninterest expense              2,577           2,385            (417)             827             (297)           5,075
Income tax expense (benefit)             186              29             (35)             (60)              --              120
Net income (loss)                        600              58             (65)            (146)              (4)             443


Total assets                        $314,427        $ 60,067        $(25,932)        $  1,638         $   (702)        $349,498



Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


HABERSHAM BANCORP AND SUBSIDIARIES

Organization

         Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), Appalachian Travel Service, Inc. ("Appalachian") and Advantage Insurers, Inc. ("Advantage Insurers"). Advantage Insurers, which began operations March 31, 1997, offers a full line of property, casualty and life insurance products. The Advantage Group, Inc. is a non-bank subsidiary which administers the Company's Kids' Advantage banking program and provides creative and printing services to other institutions. The Advantage Group, Inc., Appalachian, and Advantage Insurers do not comprise a significant portion of the financial position, results of operations or cash flows of the Company for the three month period ended March 31, 1999.


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

         Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.


Material Changes in Financial Condition

         The Company's total assets increased approximately $7 million during the first quarter of 1999 as a result of an increase in real estate secured loans in the loan portfolios of Habersham Bank and Security State Bank of approximately $8 million and an increase in cash and cash equivalents of approximately $3 million. These increases were offset by a reduction in mortgage loans held for sale of approximately $2 million and a decrease in the investment securities portfolio of approximately $1 million. The increase was funded primarily by short-term borrowings of approximately $8 million offset by Federal Home Loan Bank repayments of approximately $2 million.

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets increased $575,740 or 10.64% from December 31, 1998 to March 31, 1999. The increase for 1999 was primarily due to the addition of nonaccrual real estate mortgages of approximately $797,000 from BancMortgage operations as well as the addition of approximately $146,000 of other real estate secured loans offset by decreases in 90 days past due loans, other real estate and restructured loans of approximately $326,000, $8,000, and $33,000, respectively.

         Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of risk in the loan portfolio. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses which considers factors such as classified and past due loans as well as portfolio growth and diversification. A provision for loan losses in the amount of $231,000 was charged to expense for the quarter ended March 31, 1999. This provision for losses exceeded the net recoveries for the first quarter which totaled $14,000. At March 31, 1999 and December 31, 1998, the ratio of allowance for loan losses to total loans was 1.35% and 1.29%, respectively. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

         The Company had impaired loans of $2,952,165 and $2,009,258 as of March 31, 1999 and December 31, 1998, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the three-month periods ended March 31, 1999 and 1998 was not material.

         The Company's other real estate totaled $1,531,870 and $1,539,900 as of March 31, 1999 and December 31, 1998, respectively. The decrease is due to the sale of property.


Material Changes in Results of Operations

         Total interest income for the first quarter of 1999 increased $248,000 or 3.59%, when compared to the first quarter of 1998. Interest income from loans increased $179,000 or 3.00% due to increases in the loan portfolios of Habersham Bank, Security State Bank and BancMortgage offset by declining yields on loans. Loan yields decreased by .58% to 8.98% for the first quarter of 1999 compared to yields of 9.56% for the first quarter of 1998.

         Interest income from investment securities increased $110,000 or 15.80% for the first quarter of 1999 when compared to the first quarter of 1998. The increase in interest income from investments was primarily due to increases in the investment portfolios of Habersham Bank and Security State Bank offset by declining yields on investment securities. Average yields on investment securities decreased by .44% to 5.23% for the first quarter of 1999 compared to 5.67% for the first quarter of 1998.

         Total interest expense for the first quarter of 1999 increased $157,000 or 4.50%, when compared to the first quarter of 1998. Interest expense on deposits decreased $184,000 or 5.80%, when compared to the first quarter of 1998 due to changes in the mix of the deposit portfolio and a declining interest rate environment. Total average deposits increased approximately $9 million or 3.62% when compared to the first quarter of 1998. Average NOW accounts and other deposit accounts increased approximately $16 million offset by a decrease in average certificates of deposit of approximately $7 million.

         Consolidated average rates on deposits decreased by .48% to 4.73% during the first quarter of 1999 compared to 5.21% for the first quarter of 1998. Average rates for NOW and other deposit accounts and certificates of deposit decreased to 2.55% and 5.54%, respectively during the first quarter of 1999 compared to 3.07% and 5.87%, respectively during the first quarter of 1998.

         Interest expense on short-term and other borrowings increased $341,000 or 106.90% when compared to the first quarter of 1998 primarily due to an increase in average borrowings of approximately $27 million or 116.93% when compared to the first quarter of 1998. Consolidated average rates on borrowings decreased by .26% to 5.29% for the first quarter of 1999 compared to 5.55% for the first quarter of 1998.

         Net interest income increased approximately $91,000 or 2.66%, for the first quarter of 1999 as a result of the items discussed above.

         The net interest margin of the Company, the net interest income divided by average earning assets, was 4.05% for the first quarter of 1999 as compared to 4.37% for the first quarter of 1998. The decrease in net interest margin resulted primarily from a decrease in the yield on loans and a decrease in the yield on investment securities offset by an increase in the average balances in other borrowings.

         Other income increased $944,000 or 35.07% for the first quarter of 1999 over the same period in 1998. This increase was due primarily to increases in gains on sale of loans, loan fees, service charges on deposit accounts and non interest income from travel and insurance affiliates of approximately $1,095,000, $222,000, $25,000, and $72,000, respectively, offset by an unrealized holding loss of $531,930 on the Company's trading securities, which are subject to changes in market values.

         Other expenses increased $1,270,000 or 23.56% for the first quarter of 1999 over the same period in 1998. This increase was due to increased salary and employee benefits, occupancy expenses, data processing expenses and other expenses of approximately $954,000, $73,000, $31,000, and $212,000, respectively. Salary and employee benefits increased primarily due to the production volume generated by BancMortgage which compensates staff by commissions that are directly related to production volume, as well as annual salary adjustments. The increase in other expenses is primarily due to an increase in advertising expense and public relations activities, office supplies, and other expenses of approximately $91,000, $51,000, and $103,000, respectively.

         Income tax expense for the three months ended March 31, 1999 and 1998 was $52,000 and $120,000, respectively. The effective tax rate for the three months ended March 31, 1999 and 1998 was 20.31% and 21.31%, respectively. The effective tax rate decreased due to an increase in tax exempt security income as a percentage of income before income taxes.

Liquidity and Capital Resources

         Liquidity management involves the matching of cash flow requirements of customers, either depositors withdrawing funds or borrowers needing loans, and the ability of the Company to meet those requirements. In order to permit active and timely management of assets and liabilities, these accounts are monitored regularly in regard to volume, mix and maturity. The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled payments on the Company's loans and interest on and maturities of its investments.

         Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20% and Security Bank's liquidity policy requires a minimum of 25%. The following table lists the liquidity ratios for the Banks at March 31, 1999.

                         Habersham Bank           24.35%
                         Security Bank            24.12%


         Habersham Bank has established various sources of funds to be used in the management of its liquidity position. Federal funds agreement guidelines totaling $14.5 million have been provided by Compass Bank, The Bankers Bank and SunTrust Bank of Atlanta. Repurchase agreement guidelines are collateral based. Also established is a borrowing arrangement for advances with a total available credit line of $90 million at the Federal Home Loan Bank of Atlanta. Security Bank has also established various sources of funds to be used in the management of its liquidity position. Federal Funds agreement guidelines totaling $2.3 million have been provided by Compass Bank and The Bankers Bank. Also established is a borrowing arrangement for advances with a total available credit line of $3 million at the Federal Home Loan Bank of Atlanta.

         Security Bank's liquidity ratio, which did not meet the minimum liquidity policy ratio, was primarily impacted by the non-renewal of certain deposits which were matched by offsetting assets in marketable securities. Efforts are underway to bring the liquidity ratio up to the minimum by concentrating upon local deposit growth.

         At March 31, 1999, Habersham Bancorp, Habersham Bank, and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Banks are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Banks' ratios at March 31, 1999 follow:

                             Habersham        Security        Habersham
                                Bank            Bank           Bancorp
          Tier 1                9.01%          12.98%           10.42%
          Total Capital        10.07%          14.11%           11.49%
          Leverage              6.53%          10.84%            7.80%


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

         The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest sensitive liabilities from interest sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rate are falling, net interest income improves.

         The interest rate sensitivity analysis, calculated as of March 31, 1999, below has a three month negative gap of approximately $63 million (interest bearing liabilities exceeding interest earning assets repricing within three months).

                                              DUE IN       DUE AFTER       DUE AFTER        DUE AFTER       DUE AFTER       TOTAL
                                               THREE     THREE THROUGH    SIX THROUGH      ONE THROUGH        FIVE
                                              MONTHS       SIX MONTHS    TWELVE MONTHS      FIVE YEARS        YEARS
INTEREST EARNING ASSETS:
 Federal funds sold                          $   1,500                                                                    $   1,500
 Investment securities                           2,038      $   1,376       $   7,404       $  12,900       $  37,497        61,215
 Loans                                         117,746         19,201          36,225          38,633          76,752       288,557
                                             ---------      ---------       ---------       ---------       ---------     ---------
  Total interest earning assets                121,284         20,577          43,629          51,533         114,249       351,272
INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW                          62,730                                                                       62,730
  Savings                                        8,498                                                                        8,498
  Certificates of deposit                       52,726         32,626          54,187          40,949              --       180,488
 Borrowings                                     59,851             --              --           2,700              --        62,551
                                             ---------      ---------       ---------       ---------       ---------     ---------
  Total interest bearing
   liabilities                                 183,805         32,626          54,187          43,649              --       314,267



Excess(deficiency) of interest earning
 assets over(to) interest bearing
 liabilities                                 $ (62,521)     $ (12,049)      $ (10,558)      $   7,884       $ 114,249     $  37,005
                                             =========      =========       =========       =========       =========     =========

Cumulative gap                               $ (62,521)     $ (74,570)      $ (85,128)      $ (77,244)      $  37,005


Ratio of cumulative gap to total
 cumulative earning assets                     (51.55%)       (52.56%)        (45.89%)        (32.59%)         10.53%

Ratio of cumulative interest earning
  assets to interest bearing liabilities        65.99%         65.55%          68.54%          75.42%         111.78%

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

         The Company has developed an ongoing Action Plan designed to ensure that its operational and financial systems will not be adversely affected by failures due to processing errors arising from calculations using the Year 2000 date or other operations that are date sensitive. The Action Plan consists of five phases: Awareness, Assessment, Remediation, Validation and Implementation. The Company has formed a Year 2000 committee assigned to this project and the Boards of Directors and senior management of the Company and the Banks have established Year 2000 compliance as a strategic initiative. The Year 2000 Committee meets on a monthly basis to monitor testing progress as well as all other aspects of the Year 2000 issue.

Assessment Phase - In the Assessment Phase, the Company inventoried all hardware, software and non-computerized systems. Each inventory item has been prioritized as to its Year 2000 compliance. We completed this phase during the first quarter of 1998.

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

         A Year 2000 Readiness Timeline shows the status of the Company's Year 2000 Action Plan covering 1998 and 1st quarter 1999:

                                                       1998                    1999
                                                       ----                    ----
                                              1st   2nd   3rd  4th      1st  2nd  3rd  4th
                                              --------------------      ------------------
Y2K Action Plan approved                      X
Monthly Y2K Committee Meetings                X      X     X     X      X
Quarterly Board Reports                       X      X     X     X      X
Assessment Phase completed                    X
Y2K Testing Plan & Manual approved                   X
Y2K Customer Awareness Program approved              X
Y2K Contingency Plan approved                              X
Y2K Training Began                                         X
Testing of mission critical systems began                  X
HB Phase II Exam completed by FDIC                               X
Analysis of Funds Takers and Providers completed                 X
Analysis of Fiduciary Services completed                         X
Testing of mission critical systems substantially complete       X
SSB Phase II Exam completed by FDIC                                     X
Y2K Coordinated Crisis Management Plan completed                        X
Y2K Liquidity Plan completed                                            X
Customer Awareness 1999 Timeline completed                              X
Customer Outreach Program completed                                     X
Y2K Contingency Plan testing began                                      X

Cost - At December 31, 1998, costs incurred for Year 2000 related upgrades of computer equipment and software totaled approximately $15,000 and are included in other operating expenses. A Year 2000 budget of less than $100,000 has been established for systems that must be upgraded or remediated during 1999. Approximately $2,000 of directly related Year 2000 expense was incurred during the first quarter of 1999.

Liquidity - In an attempt to ensure that the Banks have sufficient liquidity to cover potential cash withdrawals prior to the Year 2000, the Year 2000 Contingency Plan requires monitoring of cash levels, communication with depositors regarding Year 2000 readiness, the availability of FDIC deposit insurance and ensuring that the Banks have available lines of credit to meet immediate cash requirements.

    Based on information currently available, while management anticipates there could be isolated and intermittent disruptions of various services, there is no expectations of extensive system failures that would have a material adverse effect on the financial condition or results of operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 1999, there were no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1998. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998 included in the Company's 1998 Annual report on Form 10K.

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

                                     HABERSHAM BANCORP
                                         (Registrant)


Date May 14, 1999                    /s/ David D. Stovall
                                     --------------------
                                     President and
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)