Form 10-Q
period 1999-06-30
HABERSHAM BANCORP
filed 1999-08-16
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1999


   [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the transition period from          to
                                        --------    --------

                         Commission file number 0-13153


                                HABERSHAM BANCORP
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

              Georgia                               58-1563165
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

282 Historic HWY 441  P.O. Box 1980, Cornelia, Georgia     30531
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

                                                 Yes [X]    No [ ]

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

2,693,851 shares, common stock, $1.00 par value, as of July 31, 1999

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (dollars in thousands)

ASSETS                                               JUNE 30, 1999     DECEMBER 31, 1998

Cash and due from banks                                $  13,244           $   5,799
Federal funds sold                                         1,320               8,300
Investment securities available for sale
 (cost of $40,931 at June 30, 1999 and
  $45,492 at December 31, 1998)                           40,333              46,340
Investment securities held to maturity
 (estimated fair values of $14,383 at
  June 30, 1999 and $15,889 at
  December 31, 1998)                                      14,606              15,610
Trading securities                                         3,039               3,495
Other investments                                          5,746               4,194

Loans held for sale                                       54,089              72,163

Loans                                                    252,691             209,735
  Less allowance for loan losses                          (3,128)             (2,709)
                                                       ---------           ---------
    Loans, net                                           249,563             207,026
                                                       ---------           ---------

Goodwill and other intangible assets                       3,152               3,321
Other assets                                              18,526              17,821
                                                       ---------           ---------
    TOTAL ASSETS                                       $ 403,618           $ 384,069
                                                       =========           =========

LIABILITIES
Noninterest bearing deposits                           $  28,988           $  28,408
Interest bearing deposits                                264,351             252,045
Short-term borrowings and Federal funds
  purchased                                               12,623                 140
Other borrowings                                           2,700               2,700
Federal Home Loan Bank advances                           47,170              53,811
Other liabilities                                         12,511              14,751
                                                       ---------           ---------
    TOTAL LIABILITIES                                    368,343             351,855
                                                       ---------           ---------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value,
 10,000,000 shares authorized;
  2,693,851 and 2,448,267 shares issued
  at June 30, 1999 and December 31, 1998,
  respectively                                             2,694               2,448
Additional paid-in capital                                12,423               9,445
Retained earnings                                         20,553              20,058
Accumulated other comprehensive income (loss)               (395)                263
                                                       ---------           ---------
    TOTAL SHAREHOLDERS' EQUITY                            35,275              32,214
                                                       ---------           ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                           $ 403,618           $ 384,069
                                                       =========           =========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended June 30, 1999 and 1998 (dollars in thousands, except per share amounts)

INTEREST INCOME                                         1999                 1998
Loans                                               $     6,713           $    6,274
Investment securities                                       746                  734
Federal funds sold                                           25                  142
Other                                                       125                   76
                                                    -----------           ----------
  TOTAL INTEREST INCOME                                   7,609                7,226

INTEREST EXPENSE
Time deposits, $100,000 and over                            729                  814
Other deposits                                            2,166                2,462
Short-term and other borrowings, primarily
  FHLB advances                                             907                  504
                                                    -----------           ----------
  TOTAL INTEREST EXPENSE                                  3,802                3,780

NET INTEREST INCOME                                       3,807                3,446
Provision for loan losses                                   221                  159
                                                    -----------           ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                3,586                3,287

OTHER INCOME
  Gain on sale of loans                                   2,462                2,280
  Loan fee income                                           727                  704
  Service charges on deposits                               159                  157
  Other service charges and commissions                      80                   62
  Travel service income                                     241                  375
  Securities gains (losses), net                             (6)                  14
  Unrealized gain on trading securities                      76                   --
  Other income                                              280                  202
                                                    -----------           ----------
    Total other income                                    4,019                3,794

OTHER EXPENSES
  Salary and employee benefits                            4,511                3,955
  Occupancy                                                 761                  679
  Travel service expense                                    217                  344
  Computer services                                         144                  168
  General and administrative expense                      1,282                1,400
                                                    -----------           ----------
    Total other expense                                   6,915                6,546

INCOME BEFORE INCOME TAXES                                  690                  535
Income tax expense                                          142                  116
                                                    -----------           ----------
NET INCOME                                          $       548           $      419
                                                    ===========           ==========
NET INCOME PER COMMON SHARE - BASIC                 $       .21           $      .17
                                                    ===========           ==========
NET INCOME PER COMMON SHARE - DILUTED               $       .21           $      .17
                                                    ===========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    2,611,792            2,411,267
                                                    ===========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING              2,611,792            2,507,699
                                                    ===========           ==========

Dividends per share                                 $       .05           $      .04
                                                    ===========           ==========



See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND
SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Six-Month Periods Ended June 30, 1999 and 1998 (dollars in thousands, except per share amounts)

INTEREST INCOME                                         1999                 1998
Loans                                               $    12,855           $   12,237
Investment securities                                     1,552                1,430
Federal funds sold                                           81                  329
Other                                                       277                  140
                                                    -----------           ----------
  TOTAL INTEREST INCOME                                  14,765               14,136

INTEREST EXPENSE
Time deposits, $100,000 and over                          1,529                1,609
Other deposits                                            4,352                4,838
Short-term and other borrowings, primarily
  FHLB advances                                           1,567                  823
                                                    -----------           ----------
  TOTAL INTEREST EXPENSE                                  7,448                7,270

NET INTEREST INCOME                                       7,317                6,866
Provision for loan losses                                   452                  318
                                                    -----------           ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                6,865                6,548

OTHER INCOME
  Gain on sale of loans                                   5,088                3,810
  Loan fee income                                         1,402                1,160
  Service charges on deposits                               326                  309
  Other service charges and commissions                     151                  123
  Travel service income                                     578                  660
  Securities gains, net                                      16                   34
  Unrealized loss on trading securities                    (456)                  --
  Other income                                              550                  380
                                                    -----------           ----------
    Total other income                                    7,655                6,476

OTHER EXPENSES
  Salary and employee benefits                            8,758                7,249
  Occupancy                                               1,468                1,313
  Travel service expense                                    520                  603
  Computer services                                         307                  300
  General and administrative expense                      2,521                2,461
                                                    -----------           ----------
    Total other expense                                  13,574               11,926

INCOME BEFORE INCOME TAXES                                  946                1,098
Income tax expense                                          194                  236
                                                    -----------           ----------
NET INCOME                                          $       752           $      862
                                                    ===========           ==========
NET INCOME PER COMMON SHARE - BASIC                 $       .30           $      .36
                                                    ===========           ==========
NET INCOME PER COMMON SHARE - DILUTED               $       .30           $      .34
                                                    ===========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    2,530,672            2,410,966
                                                    ===========           ==========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING              2,530,672            2,507,964
                                                    ===========           ==========

Dividends per share                                 $       .10           $      .08
                                                    ===========           ==========



See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 1999 and 1998 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                             1999                1998

  Net income                                                   $     752           $     862
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Provision for loan losses                                      452                 318
      Depreciation                                                   691                 648
      Gain on sale of investment securities                          (16)                (34)
      Unrealized holding loss on trading securities                  456                  --
      Gain on sale of other real estate                              (11)                 (9)
      Net gain on sale of loans                                   (5,088)             (3,810)
      Amortization of intangible assets                              169                 137
      Deferred income tax benefit                                    (16)                (16)
      Proceeds from sale of loans held for sale                  318,554             139,910
      Net increase in loans held for sale                       (296,280)           (164,125)

  Changes in assets and liabilities:
     Increase in interest receivable                                 (88)                (97)
     Increase in other assets                                       (582)               (207)
     Decrease in interest payable                                   (848)               (149)
     (Decrease) increase in other liabilities                     (1,392)              8,380
                                                               ---------           ---------
  Net cash provided by (used in) operating activities             17,051             (18,192)
                                                               ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
    Proceeds from maturity                                         6,163               4,537
    Proceeds from sale                                             5,016               2,564
    Purchases                                                     (6,152)            (12,758)
  Investment securities held to maturity:
    Proceeds from maturity                                         2,487               1,075
    Purchases                                                     (1,483)             (3,211)
  Other investments:
    Proceeds from sale                                             5,450               1,247
    Purchases                                                     (3,938)             (1,675)
 Net cash paid for purchase of CB Financial Corp
     common stock                                                   (216)                 --
  Loans:
    Proceeds from sale                                            19,901              21,950
    Net increase in loans                                        (62,300)            (30,991)
  Purchases of premises and equipment                               (403)               (538)
  Proceeds from sale of premises and equipment                        --                  62
  Proceeds from sale of other real estate                             42                 103
                                                               ---------           ---------
    Net cash used in investing activities                        (35,433)            (17,635)
                                                               ---------           ---------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Six-Month Periods Ended June 30, 1999 and 1998 (dollars in thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:                                1999               1998

  Net increase in deposits                                           12,886              9,347
  Net increase (decrease) in short-term borrowings                   12,483             (1,869)
  (Repayment of) proceeds from Federal Home Loan
    Bank advances, net                                               (6,641)            17,542
  Cash dividends paid                                                  (257)              (193)
  Issuance of common stock                                              376                 31
                                                                   --------           --------
    Net cash provided by financing activities                        18,847             24,858
                                                                   --------           --------

Increase (decrease) in cash and cash equivalents                        465            (10,969)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD                       14,099             29,808
                                                                   --------           --------
CASH AND CASH EQUIVALENTS: END OF PERIOD                           $ 14,564           $ 18,839
                                                                   ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $  8,296           $  7,409
  Income taxes                                                           --                 --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Stock issued for purchase of CB Financial Corp.
   common stock                                                    $  2,848           $     --
Other real estate acquired through loan foreclosures                    354                293
Loans granted to facilitate the sale
  of other real estate                                                   --                170
Unrealized loss on investment securities
  available for sale, net of tax effect                                (658)               (51)

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


3.       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted SFAS No. 130 effective January 1, 1998. Comprehensive income for the six months ended June 30, 1999 and 1998 was $94,000 and $811,000, respectively, and three months ended June 30, 1999 and 1998 was $28,000 and $370,000, respectively.

4.       Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, An Admendment of FASB Statement No. 133." SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements, as the Company does not have a material amount of derivative instruments.

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


5.       Segment Information

         The Company has two significant reportable segments: banking and mortgage banking. The Company offers traditional banking services through the two bank subsidiaries, Habersham Bank and Security State Bank. The Company originates and sells loans in the secondary market through its mortgage banking segment, BancMortgage Financial Corp.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income of the respective segments.

At and for the six months ended June 30, 1999

                                                    Mortgage
                                     Banking        Banking      Eliminations        Other       Eliminations   Consolidated

Interest income                     $ 13,088        $ 2,039        $   (416)        $    54         $  --         $ 14,765
Interest expense                       6,496          1,274            (416)             94            --            7,448

Provision for loan losses                155            297              --              --            --              452
Gain on sale of loans                    236          4,852              --              --            --            5,088
Other noninterest income               1,167          2,212          (1,028)            955          (639)           2,567
Depreciation on premises &
  equipment                              441            215              --              35            --              691
Other noninterest expense              5,458          7,344            (939)          1,659          (639)          12,883
Income tax expense (benefit)             419             53             (32)           (246)           --              194
Net income (loss)                      1,345             95             (63)           (625)           --              752

Total assets                        $364,140        $56,377        $(22,916)        $ 6,634         $(617)        $403,618

At and for the six months ended June 30, 1998

                                                    Mortgage
                                     Banking        Banking      Eliminations        Other       Eliminations   Consolidated

Interest income                     $ 13,074        $ 1,546        $   (484)        $     1            (1)        $ 14,136
Interest expense                       6,689          1,065            (484)              1            (1)           7,270

Provision for loan losses                318             --              --              --            --              318
Gain on sale of loans                    149          3,661              --              --            --            3,810
Other noninterest income                 953          2,026          (1,045)          1,317          (585)           2,666
Depreciation on premises &
  equipment                              447            185              --              16            --              648
Other noninterest expense              5,215          5,649            (730)          1,729          (585)          11,278
Income tax expense (benefit)             292            179            (105)           (130)           --              236
Net income (loss)                      1,080            291            (204)           (305)           --              862


Total assets                        $328,717        $68,938        $(36,189)        $ 1,310         $(695)        $362,081

6.       Business Acquisitions

         In May 1999, the Company exercised its previously acquired option to purchase a 45.91% interest (27,574 shares) in CB Financial Corp. ("CB"), Warrenton, Georgia at a total cost of $3,063,351. The investment in CB is accounted for using the equity method.


Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


HABERSHAM BANCORP AND SUBSIDIARIES

Organization

         Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank ("Security Bank"), and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), Appalachian Travel Service, Inc. ("Appalachian") and Advantage Insurers, Inc. ("Advantage Insurers"). Advantage Insurers, which began operations March 31, 1997, offers a full line of property, casualty and life insurance products. The Advantage Group, Inc. is a non-bank subsidiary which administers the Company's Kids' Advantage banking program and provides creative and printing services to other institutions. The Advantage Group, Inc., Appalachian, and Advantage Insurers do not comprise a significant portion of the financial position, results of operations or cash flows of the Company for the six month period ended June 30, 1999.

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

Material Changes in Financial Condition

         The Company's total assets increased approximately $20 million during the first six months of 1999 primarily as a result of increases in real estate secured loans and commercial lending activity in the loan portfolios of Habersham Bank and Security State Bank of approximately $43 million offset by reduction in mortgage loans held for sale of approximately $18 million and a decrease in the investment securities portfolio of approximately $7 million offset by new investments of approximately $2 million. The increase was funded primarily by short-term borrowings of approximately $13 million and increases in the certificate of deposits portfolios at Habersham Bank of approximately $12 million offset by Federal Home Loan Bank repayments of approximately $7 million.

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets increased $436,663 or 8.07% from December 31, 1998 to June 30, 1999. The increase for 1999 was primarily due to increases in nonaccrual real estate mortgages and other consumer or commercial loans, of $733,000 and $200,000, respectively, offset by reductions in previous nonaccrual loans of approximately $252,000. Nonperforming assets were also impacted by increases in other real estate of approximately $354,000 arising from BancMortgage operations, offset by decreases in 90 days past due loans, previous other real estate and restructured loans of approximately $532,000, $32,000, and $34,000, respectively.

         Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of risk in the loan portfolio. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses which considers factors such as classified and past due loans as well as portfolio growth and diversification. A provision for loan losses in the amount of $221,000 was charged to expense for the quarter ended June 30, 1999. This provision for losses exceeded the net recoveries, totaling $49,000, for the second quarter. At June 30, 1999 and December 31, 1998, the ratio of allowance for loan losses to total loans was 1.25% and 1.29%, respectively. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

         The Company had impaired loans of $2,689,949 and $2,009,258 as of June 30, 1999 and December 31, 1998, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the six-month periods ended June 30, 1999 and 1998 was not material.

         The Company's other real estate totaled $1,861,800 and $1,539,900 as of June 30, 1999 and December 31, 1998, respectively. The increase is due to the foreclosure of three residential properties totaling approximately $354,000 offset by the sale of property totaling approximately $32,000.


Material Changes in Results of Operations

         Total interest income for the second quarter of 1999 increased $383,000 or 5.30%, when compared to the second quarter of 1998. Total interest income for the first six months of 1999 increased $629,000 or 4.45%, when compared to the first six months of 1998.

Interest income from loans for the second quarter of 1999 increased $439,000 or 6.99% when compared to the second quarter of 1998. Interest income from loans for the first six months of 1999 increased $618,000 or 5.05%, when compared to the first six months of 1998. This increase was primarily due to increases in the loan portfolios of Habersham Bank and Security State Bank offset by declining yields on loans for the second quarter and the first six months of 1999. Loan yields decreased by .47% to 9.00% for the first six months of 1999 compared to yields of 9.47% for the first six months of 1998.

         Interest income from investment securities increased $12,000 or 1.63% for the second quarter of 1999 when compared to the second quarter of 1998. Interest income from investment securities increased $122,000 or 8.53% for the first six months of 1999, when compared to the first six months of 1998. The increase in interest income from investments was primarily due to increases in the investment portfolios of Habersham Bank and Security State Bank offset by declining yields on investment securities for the second quarter and the first six months of 1999. Average yields on investment securities decreased by .42% to 5.23% for the first six months of 1999 compared to 5.65% for the first six months of 1998.

         Total interest expense for the second quarter of 1999 increased $22,000 or .58%, when compared to the second quarter of 1998. Total interest expense for the first six months of 1999 increased $178,000 or 2.45% when compared to the first six months of 1998. Interest expense for the second quarter of 1999 on deposits decreased $381,000 or 11.63%, when compared to the second quarter of 1998. Interest expense for the first six months of 1999 on deposits decreased $566,000 or 8.78%, when compared to the first six months of 1998. These decreases were due to changes in the mix of the deposit portfolio and a declining interest rate environment for the second quarter and first six months of 1999. Total average deposits decreased approximately $10 million or 3.53% during the first six months of 1999 when compared to the first six months of 1998. Average noninterest bearing deposit accounts decreased approximately $16 million offset by an increase in average interest bearing deposit accounts of approximately $6 million. Consolidated average rates on deposits decreased by
 .31% to 4.63% during the first six months of 1999 compared to 4.94% for the first six months of 1998.

         Interest expense on short-term and other borrowings increased $403,000 or 79.9% when compared to the second quarter of 1998. Interest expense on short-term and other borrowings increased $744,000 or 90.40% when compared to the first six months of 1998. The increase is primarily due to an increase in average borrowings of approximately $27 million or 116.93% when compared to the first six months of 1998. Consolidated average rates on borrowings increased by
 .10% to 5.50% for the first six months of 1999 compared to 5.40% for the first six months of 1998.

         Net interest income increased approximately $361,000 or 10.48%, for the second quarter of 1999 when compared to the second quarter of 1998. Net interest income increased $451,000 or 6.57% when compared to the first six months of 1998 as a result of the items discussed above.

         The net interest margin of the Company, the net interest income divided by average earning assets, was 4.12% for the first six months of 1999 as compared to 4.28% for the first six months of 1998. The decrease in net interest margin resulted primarily from a decrease in the yield on loans and a decrease in the yield on investment securities offset by an increase in the average balances in other borrowings.

         Other income increased $225,000 or 5.93% for the second quarter of 1999 over the same period in 1998. Other income increased $1,179,000 or 18.21% for the first six months of 1999 over the same period in 1998.

This increase was due primarily to increases in gains on sale of loans, loan fees, service charges on deposit accounts and noninterest income of approximately $1,278,000, $242,000, $17,000, and $98,000, respectively, offset by an unrealized holding loss of $456,000 on the Company's trading securities, which are subject to changes in market values.

         Other expenses increased $369,000 or 5.64% for the second quarter of 1999 over the same period in 1998. Other expenses increased $1,648,000 or 13.82% for the first six months of 1999 over the same period in 1998. This increase was due to increased salary and employee benefits, occupancy expenses, and data processing expenses of approximately $1,509,000, $155,000, $7,000, respectively, offset by decreases in general and administrative expense of $23,000. Salary and employee benefits increased primarily due to the production volume generated by BancMortgage which compensates staff by commissions that are directly related to production volume, as well as annual salary adjustments. The decrease in other expenses is primarily due to a decrease in travel affiliate expense, advertising expense and public relations activities, and repossessed property expenses of $83,000, $19,000 and $9,000, respectively, offset by increases in outside services, office supplies and other operating expenses of approximately $53,000, $25,000 and $10,000, respectively.

         Income tax expense for the three months ended June 30, 1999 and 1998 was $142,000 and $116,000, respectively. Income tax expense for the six months ended June 30, 1999 and 1998 was $194,000 and $236,000, respectively. The effective tax rate for the six months ended June 30, 1999 and 1998 was 20.51% and 21.49%, respectively. The effective tax rate decreased due to an increase in tax exempt security income as a percentage of income before income taxes.


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

         Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20% and Security Bank's liquidity policy requires a minimum of 25%. The following table lists the liquidity ratios for the Banks at June 30, 1999.

                         Habersham Bank    21.34%
                         Security Bank     22.65%

         Habersham Bank has established various sources of funds to be used in the management of its liquidity position. Federal funds agreement guidelines totaling $20 million have been provided by Compass Bank, The Bankers Bank, National Bank of Commerce, Birmingham and SunTrust Bank of Atlanta. Repurchase agreement guidelines are collateral based. Also established is a borrowing arrangement for advances with a total available credit line of $90 million at the Federal Home Loan Bank of Atlanta. Security Bank has also established various sources of funds to be used in the management of its liquidity position. Federal Funds agreement guidelines totaling $2.3 million have been provided by Compass Bank and The Bankers Bank. Also established is a borrowing arrangement for advances with a total available credit line of $3 million at the Federal Home Loan Bank of Atlanta.

         At June 30, 1999, Habersham Bancorp, Habersham Bank, and Security Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Banks are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Banks' ratios at June 30, 1999 follow:

                                  Habersham       Security           Habersham
                                    Bank            Bank              Bancorp
          Tier 1                    8.21%           13.41%            10.74%
          Total Capital             9.21%           14.66%            11.77%
          Leverage                  6.14%           11.51%             8.32%


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

         The interest rate sensitivity analysis, calculated as of June 30, 1999, below has a three month negative gap of approximately $40 million (interest bearing liabilities exceeding interest earning assets repricing within three months).

                                                   DUE IN         DUE AFTER      DUE AFTER       DUE AFTER    DUE AFTER    TOTAL
                                                   THREE        THREE THROUGH   SIX THROUGH     ONE THROUGH      FIVE
                                                   MONTHS         SIX MONTHS   TWELVE MONTHS     FIVE YEARS     YEARS
INTEREST EARNING ASSETS:
 Federal funds sold                              $   1,320                                                                $  1,320
 Investment securities                               1,706        $  1,008        $  5,006        $ 13,103     $ 34,116     54,939
 Loans                                             127,193          20,766          37,593          54,547       66,681    306,780
                                                 ---------        --------        --------        --------     --------   --------
  Total interest earning assets                    130,219          21,774          42,599          67,650      100,797    363,039
INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW                              62,112                                                                  62,112
  Savings                                            8,726                                                                   8,726
  Certificates of deposit                           40,077          51,139          58,312          43,985           --    193,513
 Borrowings                                         59,793              --              --           2,700           --     62,493
                                                 ---------        --------        --------        --------     --------   --------
  Total interest bearing
   liabilities                                     170,708          51,139          58,312          46,685           --    326,844


Excess(deficiency) of interest earning
 assets over(to) interest bearing
 liabilities                                     $ (40,489)       $(29,365)       $(15,713)       $ 20,965     $100,797   $ 36,194
                                                 =========        ========        ========        ========     ========   ========

Cumulative gap                                   $ (40,489)       $(69,854)       $(85,567)       $(64,602)    $ 36,195


Ratio of cumulative gap to total
 cumulative earning assets                          (31.09)%        (45.96)%        (43.97)%        (24.64)%       9.97%

Ratio of cumulative interest earning assets
  to interest bearing liabilities                    76.28%          68.51%          69.46%          80.23%      111.07%

    Management strives to maintain the ratio of cumulative interest earning assets to cumulative interest bearing liabilities within a range of 60% to 140%.

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

Remediation and Validation Phase - As a part of the remediation phase, a Year 2000 Contingency Committee developed a business resumption contingency plan as well as a business remediation contingency plan. This Year 2000 Contingency Plan has been completed and approved by the Boards of Directors. Validation of the Plan has also been completed. The Plan addresses worst case scenarios such as total or partial failure of our mainframe operating system as well as other software that plays an integral part in the day to day operations of our Company. The Plan details the resources and procedures necessary to manually process transactions in the event the core systems do not function on January 1, 2000. Alternative methods of providing service in the event of other disasters, such as a power failure, are addressed in the plan also. In addition, the Company has made every attempt to address external risks, primarily credit and liquidity, associated with our major customers and businesses. The way that these material customers approach and comply with the Year 2000 will have a potential significant impact on the Company. In an effort to identify and manage the risks posed by those customers, the Company has identified material customers; evaluated their Year 2000 preparedness through questionnaires and interviews; assessed their Year 2000 risk to the Company; and implemented appropriate controls to manage and mitigate their Year 2000 risk to the Company. Currently, there are no significant customers which are rated as "high" Year 2000 risk and which the Company believes present a significant risk of loss. This Year 2000 Contingency Plan has been completed and approved by the Boards of Directors.

Implementation Phase - Testing of our systems was substantially complete as of December 31, 1998. All testing appears to have been successful. However, the Company's information technology ("IT") systems are comprised of third party application and operating systems used in accounting functions related to lending and deposit activities. The IT systems also consist of hardware, both including main frame computer equipment and personal computers. Since we are not the manufacturer of the products and systems on which we rely, we have also been working with our third party vendors to determine whether there are any outstanding Year 2000 problems. All systems identified as mission critical have been certified as Year 2000 compliant by vendors providing the software applications or hardware. Non-IT systems, such as door security and vault time locks which may be date sensitive, have been identified as well and have been included in the testing program of the Company. These efforts are substantially completed.

         A Year 2000 Readiness Timeline shows the status of the Company's Year 2000 Action Plan covering 1998 and 2nd quarter 1999:

                                                    1998                 1999
                                                    ----                 ----
                                             1st  2nd  3rd  4th   1st  2nd  3rd  4th
                                             ------------------   ------------------
Y2K Action Plan approved                      X
Monthly Y2K Committee Meetings                X    X    X    X     X    X
Quarterly Board Reports                       X    X    X    X     X    X
Assessment Phase completed                    X
Y2K Testing Plan & Manual approved                 X
Y2K Customer Awareness Program approved            X
Y2K Contingency Plan approved                           X
Y2K Training Began                                      X
Testing of mission critical systems began               X
HB Phase II Exam completed by FDIC                           X
Analysis of Funds Takers and Providers completed             X
Analysis of Fiduciary Services completed                     X
Testing of mission critical systems substantially complete   X
SSB Phase II Exam completed by FDIC                                X
Y2K Coordinated Crisis Management Plan completed                   X
Y2K Liquidity Plan completed                                       X
Customer Awareness 1999 Timeline completed                         X
Customer Outreach Program completed                                X
Y2K Contingency Plan testing began                                 X
Y2K Contingency Plan testing completed                                  X
Employee Training began                                                 X
Event Planning began                                                    X

Cost - At December 31, 1998, costs incurred for Year 2000 related upgrades of computer equipment and software totaled approximately $15,000 and are included in other operating expenses. A Year 2000 budget of less than $100,000 has been established for systems that must be upgraded or remediated during 1999. Approximately $4,000 of directly related Year 2000 expense was incurred during the second quarter of 1999.

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


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 1999, there were no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1998. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998 included in the Company's 1998 Annual report on Form 10K.

PART II
OTHER INFORMATION

Item 1.  Legal proceedings.
                 None

Item 2.  Changes in securities.
                 None

Item 3.  Defaults upon senior securities.
                 None

Item 4.  Submission of matters to a vote of security holders.
         (a) The regular annual meeting of the shareholders of the Company was held on April 17, 1999.

         (b) The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were: Thomas A. Arrendale, Jr., Thomas A. Arrendale, III., James J. Holcomb, James A. Stapleton, Jr., David D. Stovall,
                  C. Kenneth White, and Calvin R. Wilbanks.

At the registrant's Annual Meeting of Shareholders on April 17, 1999, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director. Abstentions and broker non-votes are also listed for each nominee.

Name                                Votes For         Votes Against    Abstention & Non-Votes
Thomas A. Arrendale, Jr.            1,993,128              200                    0
Thomas A. Arrendale, III            1,993,128              200                    0
David D. Stovall                    1,993,128              200                    0
James J. Holcomb                    1,993,128              200                    0
James A. Stapleton, Jr.             1,993,128              200                    0
C. Kenneth White                    1,993,128              200                    0
Calvin R. Wilbanks                  1,993,128              200                    0

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

                                     HABERSHAM BANCORP
                                        (Registrant)


Date August 14, 1999                 /s/ David D. Stovall
                                     --------------------
                                     President and
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)