Form 10-Q/A
period 1999-06-30
HABERSHAM BANCORP
filed 1999-09-07
CIK 754597

                      U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C. 20549

                                  FORM 10-Q/A

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

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 1999 and 1998 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                        1999                     1998
                                                           ---------                ---------
  Net income                                               $     752                $     862
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Provision for loan losses                                  452                      318
      Depreciation                                               691                      648
      Gain on sale of investment securities                      (16)                     (34)
      Unrealized holding loss on trading securities              456                        -
      Gain on sale of other real estate                          (11)                      (9)
      Net gain on sale of loans                               (5,088)                  (3,810)
      Amortization of intangible assets                          169                      137
      Deferred income tax benefit                                (16)                     (16)
      Proceeds from sale of loans held for sale              318,554                  139,910
      Net increase in loans held for sale                   (296,336)                (164,125)

  Changes in assets and liabilities:
     Increase in interest receivable                             (88)                     (97)
     Increase in other assets                                   (228)                    (207)
     Decrease in interest payable                               (848)                    (149)
     (Decrease) increase in other liabilities                 (1,392)                   8,380
                                                           ---------                ---------
  Net cash provided by (used in) operating activities         17,051                  (18,192)
                                                           ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
    Proceeds from maturity                                     6,163                    4,537
    Proceeds from sale                                         5,016                    2,564
    Purchases                                                 (6,152)                 (12,758)
  Investment securities held to maturity:
    Proceeds from maturity                                     2,487                    1,075
    Purchases                                                 (1,483)                  (3,211)
  Other investments:
    Proceeds from sale                                         5,450                    1,247
    Purchases                                                 (3,938)                  (1,675)
  Net cash paid for purchase of CB Financial Corp
     common stock                                               (216)                       -
  Loans:
    Proceeds from sale                                        19,901                   21,950
    Net increase in loans                                    (62,300)                 (30,991)
  Purchases of premises and equipment                           (403)                    (538)
  Proceeds from sale of premises and equipment                     -                       62
  Proceeds from sale of other real estate                         42                      103
                                                           ---------                ---------
    Net cash used in investing activities                    (35,433)                 (17,635)
                                                           ---------                ---------

                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                HABERSHAM BANCORP
                                  (Registrant)


Date September 7, 1999               /s/ David D. Stovall
                                     -------------------------------------
                                     President and
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)