Form 10-Q
period 1999-09-30
HABERSHAM BANCORP
filed 1999-11-12
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

       [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
           ACT OF 1934

                  For the quarterly period ended September 30, 1999

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

  2,684,851 shares, common stock, $1.00 par value, as of October 31, 1999

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited) (dollars in thousands)

ASSETS                                                 SEPTEMBER 30, 1999      DECEMBER 31, 1998

Cash and due from banks                                     $  14,621                $   5,799
Federal funds sold                                                 --                    8,300
Investment securities available for sale
 (cost of $40,056 at September 30, 1999 and
  $45,492 at December 31, 1998)                                39,413                   46,340
Investment securities held to maturity
 (estimated fair values of $14,351 at
  September 30, 1999 and $15,889 at
  December 31, 1998)                                           14,449                   15,610
Trading securities                                              2,174                    3,495
Other investments                                               5,541                    4,194

Loans held for sale                                            38,803                   72,163

Loans                                                         290,394                  209,735
  Less allowance for loan losses                               (2,967)                  (2,709)
                                                            ---------                ---------
    Loans, net                                                287,427                  207,026
                                                            ---------                ---------

Goodwill and other intangible assets                            3,106                    3,321
Other assets                                                   19,144                   17,821
                                                            ---------                ---------
    TOTAL ASSETS                                            $ 424,678                $ 384,069
                                                            =========                =========

LIABILITIES
Noninterest bearing deposits                                $  29,217                $  28,408
Interest bearing deposits                                     263,847                  252,045
Short-term borrowings and Federal funds
  purchased                                                    23,275                      140
Other borrowings                                                1,950                    2,700
Federal Home Loan Bank advances                                58,112                   53,811
Other liabilities                                              12,816                   14,751
                                                            ---------                ---------
    TOTAL LIABILITIES                                         389,217                  351,855
                                                            ---------                ---------

SHAREHOLDERS' EQUITY
Common stock, $1.00 par value,
 10,000,000 shares authorized;
  2,684,851 and 2,448,267 shares issued and
  outstanding at September 30, 1999 and
  December 31, 1998, respectively                               2,685                    2,448
Additional paid-in capital                                     12,287                    9,445
Retained earnings                                              20,914                   20,058
Accumulated other comprehensive income (loss)                    (425)                     263
                                                            ---------                ---------
    TOTAL SHAREHOLDERS' EQUITY                                 35,461                   32,214
                                                            ---------                ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                                $ 424,678                $ 384,069
                                                            =========                =========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended September 30, 1999 and 1998 (dollars in thousands, except per share amounts)

INTEREST INCOME                                              1999                      1998
Loans                                                    $     7,458                $    6,407
Investment securities                                            719                       773
Federal funds sold                                                19                       109
Other                                                            107                        77
                                                         -----------                ----------
  TOTAL INTEREST INCOME                                        8,303                     7,366

INTEREST EXPENSE
Time deposits, $100,000 and over                                 854                       823
Other deposits                                                 2,323                     2,427
Short-term and other borrowings, primarily
  FHLB advances                                                  988                       603
                                                         -----------                ----------
  TOTAL INTEREST EXPENSE                                       4,165                     3,853

NET INTEREST INCOME                                            4,138                     3,513
Provision for loan losses                                        224                       149
                                                         -----------                ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                     3,914                     3,364

OTHER INCOME
  Gain on sale of loans                                        2,488                     3,166
  Loan fee income                                                900                       885
  Service charges on deposits                                    159                       148
  Other service charges and commissions                           83                        67
  Travel service income                                          185                       284
  Unrealized loss on trading securities                         (276)                       --
  Other income                                                   453                       315
                                                         -----------                ----------
    Total other income                                         3,992                     4,865

OTHER EXPENSES
  Salary and employee benefits                                 4,719                     4,666
  Occupancy                                                      798                       713
  Travel service expense                                         164                       259
  Computer services                                               90                       157
  General and administrative expense                           1,484                     1,630
                                                         -----------                ----------
    Total other expense                                        7,255                     7,425

INCOME BEFORE INCOME TAXES                                       651                       804
Income tax expense                                               156                       200
                                                         -----------                ----------
NET INCOME                                               $       495                $      604
                                                         ===========                ==========

NET INCOME PER COMMON SHARE - BASIC                      $       .18                $      .25
                                                         ===========                ==========
NET INCOME PER COMMON SHARE - DILUTED                    $       .18                $      .24
                                                         ===========                ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                         2,684,666                 2,414,278
                                                         ===========                ==========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                   2,684,666                 2,484,695
                                                         ===========                ==========

Dividends per share                                      $       .05                $      .04
                                                         ===========                ==========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Nine-Month Periods Ended September 30, 1999 and 1998 (dollars in thousands, except per share amounts)

INTEREST INCOME                                               1999                      1998
Loans                                                    $    20,313                $   18,644
Investment securities                                          2,270                     2,203
Federal funds sold                                               101                       438
Other                                                            385                       217
                                                         -----------                ----------
  TOTAL INTEREST INCOME                                       23,069                    21,502

INTEREST EXPENSE
Time deposits, $100,000 and over                               2,383                     2,432
Other deposits                                                 6,675                     7,265
Short-term and other borrowings, primarily
  FHLB advances                                                2,555                     1,426
                                                         -----------                ----------
  TOTAL INTEREST EXPENSE                                      11,613                    11,123

NET INTEREST INCOME                                           11,456                    10,379
Provision for loan losses                                        677                       467
                                                         -----------                ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                    10,779                     9,912

OTHER INCOME
  Gain on sale of loans                                        7,576                     6,976
  Loan fee income                                              2,306                     2,045
  Service charges on deposits                                    485                       457
  Other service charges and commissions                          234                       190
  Travel service income                                          763                       944
  Unrealized loss on trading securities                         (725)                       --
  Other investment securities gains, net                          16                        34
  Other income                                                   992                       704
                                                         -----------                ----------
    Total other income                                        11,647                    11,350

OTHER EXPENSES
  Salary and employee benefits                                13,477                    11,914
  Occupancy                                                    2,267                     2,026
  Travel service expense                                         684                       862
  Computer services                                              397                       457
  General and administrative expense                           4,004                     4,101
                                                         -----------                ----------
    Total other expense                                       20,829                    19,360

INCOME BEFORE INCOME TAXES                                     1,597                     1,902
Income tax expense                                               350                       436
                                                         -----------                ----------
NET INCOME                                               $     1,247                $    1,466
                                                         ===========                ==========

NET INCOME PER COMMON SHARE - BASIC                      $       .48                $      .61
                                                         ===========                ==========
NET INCOME PER COMMON SHARE - DILUTED                    $       .48                $      .59
                                                         ===========                ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                         2,582,567                 2,412,082
                                                         ===========                ==========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                   2,582,567                 2,500,219
                                                         ===========                ==========

Dividends per share                                      $       .15                $      .12
                                                         ===========                ==========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended September 30, 1999 and 1998 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                  1999                     1998
  Net income                                                        $   1,247                $   1,466
  Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
      Provision for loan losses                                           677                      467
      Provision for ORE losses                                             --                       42
      Depreciation                                                      1,041                      974
      Gain on sale of investment securities                               (16)                     (34)
      Gain on sale of premises and equipment                               --                       (6)
      Proceeds from sale of trading securities                            596                       --
      Unrealized holding loss on trading securities                       725                       --
      Gain on sale of other real estate                                   (16)                     (35)
      Net gain on sale of loans                                        (7,576)                  (6,976)
      Amortization of intangible assets                                   243                      204
      Deferred income tax benefit                                         (24)                     (24)
      Equity in undistributed earnings of other
        investment                                                       (143)                      --
      Proceeds from sale of loans held for sale                       456,110                  407,864
      Net increase in loans held for sale                            (416,019)                (444,139)

  Changes in assets and liabilities:
     Increase in interest receivable                                     (357)                     (42)
     Decrease (increase) in other assets                                   38                     (613)
     (Decrease) increase in interest payable                             (486)                     334
     (Decrease) increase in other liabilities                          (1,449)                  11,415
                                                                    ---------                ---------
  Net cash provided by (used in) operating activities                  34,591                  (29,103)
                                                                    ---------                ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
    Proceeds from maturity                                              9,278                    8,554
    Proceeds from sale                                                  5,016                    2,564
    Purchases                                                          (8,393)                 (24,297)
  Investment securities held to maturity:
    Proceeds from maturity                                              1,360                    1,601
    Purchases                                                            (199)                  (6,602)
  Other investments:
    Proceeds from sale                                                  7,218                    2,927
    Purchases                                                          (5,486)                  (7,149)
  Net cash paid for purchase of CB Financial Corp
     common stock                                                        (116)                      --
  Loans:
    Proceeds from sale                                                 32,970                   48,250
    Net increase in loans                                            (113,864)                 (41,282)
  Purchases of premises and equipment                                  (1,260)                    (790)
  Proceeds from sale of premises and equipment                             --                       78
  Proceeds from sale of other real estate                                 270                      260
                                                                    ---------                ---------
    Net cash used in investing activities                             (73,206)                 (15,886)
                                                                    ---------                ---------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Nine-Month Periods Ended September 30, 1999 and 1998 (dollars in thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:                                     1999                    1998
  Net increase in deposits                                                12,611                   7,594
  Net increase in short-term borrowings                                   22,385                     371
  Proceeds from Federal Home Loan
    Bank advances, net                                                     4,301                  22,354
  Cash dividends paid                                                       (391)                   (290)
  Issuance of common stock                                                   396                      91
  Purchase and retirement of common stock                                   (165)                     --
                                                                        --------                --------
    Net cash provided by financing activities                             39,137                  30,120
                                                                        --------                --------

Increase (decrease) in cash and cash equivalents                             522                 (14,869)

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                           14,099                  29,808
                                                                        --------                --------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                               $ 14,621                $ 14,939
                                                                        ========                ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                              $ 12,100                $ 10,789
  Income taxes                                                               175                     140

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Stock issued for purchase of CB Financial Corp.
   common stock                                                         $  2,848                $     --
Other real estate acquired through loan foreclosures                         871                     687
Loans granted to facilitate the sale
  of other real estate                                                       210                     415
Unrealized gain (loss) on investment securities
  available for sale, net of tax effect                                     (688)                    146

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


3.       Comprehensive Income

         In June 1997, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income". This statement established standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. SFAS No. 130 requires all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is displayed in equal prominence with the other financial statements. The term "comprehensive income" is used in the statement to describe the total of all components of comprehensive income including net income. "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted SFAS No. 130 effective January 1, 1998. Comprehensive income for the nine months ended September 30, 1999 and 1998 was $559,000 and $1,612,000, respectively, and three months ended September 30, 1999 and 1998 was $464,000 and $801,000, respectively.

4.       Recent Accounting Pronouncements

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133, An Amendment of FASB Statement No. 133." SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements, as the Company does not have a material amount of derivative instruments.

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


5.       Segment Information

         The Company has two significant reportable segments: banking and mortgage banking. The Company offers traditional banking services through Habersham Bank. The Company originates and sells loans in the secondary market through its mortgage banking segment, BancMortgage Financial Corp.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income of the respective segments.

At and for the three months ended September 30, 1999

                                                  Mortgage
                                   Banking         Banking        Eliminations        Other        Eliminations    Consolidated

Interest income                   $  7,493         $   996         $   (201)         $    15          $  --          $  8,303
Interest expense                     3,761             567             (201)              38             --             4,165
Provision for loan losses               40             184               --               --             --               224
Gain on sale of loans                  127           2,361               --               --             --             2,488
Other noninterest income               586           1,654             (855)             439           (320)            1,504
Depreciation on premises &
  equipment                            221             113               --               16             --               350
Other noninterest expense            2,849           4,144             (500)             732           (320)            6,905
Income tax expense (benefit)           333              58             (116)            (119)            --               156
Net income (loss)                      833             102             (224)            (216)            --               495

Total assets                      $397,743         $42,471         $(17,710)         $ 2,493          $(319)         $424,678



At and for the three months ended September 30, 1998

                                                  Mortgage
                                   Banking         Banking        Eliminations        Other        Eliminations    Consolidated

Interest income                   $  6,514         $ 1,222         $   (370)         $    --             --          $  7,366
Interest expense                     3,450             773             (370)              --             --             3,853
Provision for loan losses              149              --               --               --             --               149
Gain on sale of loans                  327           2,839               --               --             --             3,166
Other noninterest income               504           1,314             (475)             646           (290)            1,699
Depreciation on premises &
  equipment                            223              90               --               13             --               326
Other noninterest expense            2,903           4,191             (580)             875           (290)            7,099
Income tax expense (benefit)            97             139               37              (73)            --               200
Net income (loss)                      472             230               72             (170)            --               604


Total assets                      $325,705         $82,496         $(39,758)         $ 3,965          $(754)         $371,654

At and for the nine months ended September 30, 1999

                                                  Mortgage
                                   Banking         Banking        Eliminations        Other        Eliminations    Consolidated
Interest income                   $ 20,582         $ 3,035         $   (617)         $    69          $  --          $ 23,069
Interest expense                    10,257           1,841             (617)             132             --            11,613
Provision for loan losses              195             482               --               --             --               677
Gain on sale of loans                  363           7,213               --               --             --             7,576
Other noninterest income             1,753           3,866           (1,883)           1,294           (959)            4,071
Depreciation on premises &
  equipment                            662             328               --               51             --             1,041
Other noninterest expense            8,307          11,488           (1,439)           2,391           (959)           19,788
Income tax expense (benefit)           752             111             (148)            (365)            --               350
Net income (loss)                    2,178             197             (287)            (841)            --             1,247

Total assets                       397,743         $42,471         $(17,710)         $ 2,493          $(319)         $424,678



At and for the nine months ended September 30, 1998

                                                  Mortgage
                                   Banking         Banking        Eliminations        Other        Eliminations    Consolidated
Interest income                   $ 19,588         $ 2,768         $   (854)         $    --             --          $ 21,502
Interest expense                    10,139           1,838             (854)              --             --            11,123
Provision for loan losses              467              --               --               --             --               467
Gain on sale of loans                  476           6,500               --               --             --             6,976
Other noninterest income             1,457           3,340           (1,520)           1,972           (875)            4,374
Depreciation on premises &
  equipment                            670             275               --               29             --               974
Other noninterest expense            8,118           9,840           (1,310)           2,613           (875)           18,386
Income tax expense (benefit)           389             318              (68)            (203)            --               436
Net income (loss)                    1,552             521             (132)            (475)            --             1,466


Total assets                      $325,705         $82,496         $(39,758)         $ 3,965          $(754)         $371,654


6.  Business Acquisitions

    In May 1999, the Company exercised its previously acquired option to purchase a 45.91% interest (27,574 shares) in CB Financial Corp. ("CB"), Warrenton, Georgia at a total cost of $2,963,351. The investment in CB is accounted for using the equity method.

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization


         Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank"), Security State Bank and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), Appalachian Travel Service, Inc. ("Appalachian") and Advantage Insurers, Inc. ("Advantage Insurers"). Effective June 30, 1999, the Company consolidated the charters of Habersham Bank and Security State Bank. As a result, Security State Bank now functions as a division of Habersham Bank. Effective September 30, 1999, the Company discontinued operations of its travel agency subsidiary, Appalachian.

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

         Advantage Insurers, which began operations March 31, 1997, offers a full line of property, casualty and life insurance products. The Advantage Group, Inc. is a non-bank subsidiary which provides marketing and advertising services. The Advantage Group, Inc., Appalachian, and Advantage Insurers do not comprise a significant portion of the financial position, results of operations or cash flows of the Company for the nine-month period ended September 30, 1999.

         Management's discussion and analysis, which follows, relates primarily to Habersham Bank and BancMortgage.

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


Material Changes in Financial Condition

         The Company's total assets increased approximately $41 million during the first nine months of 1999 primarily as a result of increases in commercial lending activity and in real estate mortgage activity of approximately $74 million offset by reduction in mortgage loans held for sale of approximately $33 million. The increase was funded primarily by short-term borrowings of approximately $27 million and increases in the certificate of deposit portfolio at Habersham Bank of approximately $13 million.

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans, and other real estate owned. Nonperforming assets decreased $928,000 or 17.14% from December 31, 1998 to September 30, 1999. The decrease during 1999 was primarily due to decreases in 90 days past due loans, nonaccrual loans and restructured loans of approximately $461,000, $807,000, and $67,000, respectively, offset by increases in other real estate owned of approximately $407,000 arising from BancMortgage operations.

         Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of risk in the loan portfolio. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses which considers factors such as classified and past due loans as well as portfolio growth and diversification. A provision for loan losses in the amount of $224,000 was charged to expense for the quarter ended September 30, 1999. Net charge-offs, totaling $345,000, exceeded the provision for the third quarter. At September 30, 1999 and December 31, 1998, the ratio of allowance for loan losses to total loans was 1.02% and 1.29%, respectively. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

         The Company had impaired loans of $1,202,353 and $2,009,258 as of September 30, 1999 and December 31, 1998, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the nine-month periods ended September 30, 1999 and 1998 was not material.

         The Company's other real estate totaled $1,947,200 and $1,539,900 as of September 30, 1999 and December 31, 1998, respectively. The increase is due to the foreclosure of residential and commercial properties totaling approximately $680,000 and $191,000, respectively, offset by the sale of residential and commercial property totaling approximately $294,000 and $170,000, respectively.


Material Changes in Results of Operations

         Total interest income for the third quarter of 1999 increased $937,000 or 12.72%, when compared to the third quarter of 1998. Total interest income for the first nine months of 1999 increased $1,567,000 or 7.29%, when compared to the first nine months of 1998.

         Interest income from loans for the third quarter of 1999 increased $1,051,000 or 16.40% when compared to the third quarter of 1998. Interest income from loans for the first nine months of 1999 increased $1,669,000 or 8.95%, when compared to the first nine months of 1998. This increase was primarily due to increases in the loan portfolio of Habersham Bank offset by declining yields on loans for the third quarter and the first nine months of 1999. Average yields on loans decreased by .39% to 9.13% for the first nine months of 1999 compared to average yields on loans of 9.52% for the first nine months of 1998.

         Interest income from investment securities decreased $54,000 or 6.99% for the third quarter of 1999 when compared to the third quarter of 1998. Interest income from investment securities increased $67,000 or 3.04% for the first nine months of 1999, when compared to the first nine months of 1998. The increase in interest income from investments was primarily due to increases in the investment portfolios of Habersham Bank offset by declining yields on investment securities for the third quarter and the first nine months of 1999. Average yields on investment securities decreased by .29% to 5.25% for the first nine months of 1999 compared to 5.54% for the first nine months of 1998.

         Total interest expense for the third quarter of 1999 increased $312,000 or 8.10%, when compared to the third quarter of 1998. Total interest expense for the first nine months of 1999 increased $490,000 or 4.41% when compared to the first nine months of 1998. Interest expense on deposits for the third quarter of 1999 decreased $73,000 or 2.25%, when compared to the third quarter of 1998. Interest expense on deposits for the first nine months of 1999 decreased $639,000 or 6.59%, when compared to the first nine months of 1998. The decrease is due to changes in the mix of the deposit portfolio and a declining interest rate environment for the third quarter and first nine months of 1999. Total average deposits increased approximately $15 million or 5.57% during the first nine months of 1999 when compared to the first nine months of 1998. Average interest bearing deposit accounts, certificates of deposit, and noninterest bearing deposit accounts, increased approximately $7 million, $5 million, and $3 million, respectively, during that period. Average rates on deposits decreased by .52% to 5.44% during the first nine months of 1999 compared to 5.96% for the first nine months of 1998.

         Interest expense on short-term and other borrowings for the third quarter of 1999 increased $385,000 or 63.85% when compared to the third quarter of 1998. Interest expense on short-term and other borrowings for the first nine months of 1999 increased $1,129,000 or 79.17% when compared to the first nine months of 1998. The increase is primarily due to an increase in average borrowings, used primarily to fund lending activity, of approximately $28 million or 82.12% when compared to the first nine months of 1998. Average rates on borrowings decreased by .09% to 5.44% for the first nine months of 1999 compared to 5.53% for the first nine months of 1998.

         Net interest income increased approximately $625,000 or 17.79%, for the third quarter of 1999 when compared to the third quarter of 1998. Net interest income increased $1,077,000 or 10.38% when compared to the first nine months of 1998 as a result of the items discussed above.

          The net interest margin of the Company, net interest income divided by average earning assets, was 4.19% for the first nine months of 1999 as compared to 5.30% for the first nine months of 1998. The decrease in net interest margin resulted primarily from a decrease in the yield on loans and a decrease in the yield on investment securities offset by an increase in the average balances in other borrowings.

         Other income decreased $873,000 or 17.94% for the third quarter of 1999 over the same period in 1998. This decrease was due primarily to decreases in gains on sale of loans and travel affiliate income of approximately $678,000 and $99,000, respectively, offset by increases in loan fees, service charges on deposit accounts, and other noninterest income of approximately $15,000, $11,000, and $154,000, respectively. Other income for the third quarter of 1999 was also impacted by an unrealized holding loss of approximately $276,000 on the Company's trading securities which are subject to changes in market values. Other income increased $297,000 or 2.62% for the first nine months of 1999 over the same period in 1998. This increase was due primarily to increases in gains on sale of loans, loan fees, service charges on deposit accounts, and noninterest income of approximately $600,000, $261,000, $28,000, and $140,000, respectively, offset by an unrealized holding loss of $732,000 on the Company's trading securities.

         Other expenses decreased $170,000 or 2.29% for the third quarter of 1999 over the same period in 1998. This decrease was primarily due to reductions in general and administrative expense, travel affiliate expense, and data processing expense of approximately $146,000, $95,000, and $67,000, respectively, offset by increases in salary and employee benefits and occupancy expenses. The Company has reduced expenses as a result of the consolidation of the charters of Habersham Bank and Security State Bank, effective June 30, 1999. Other expenses increased $1,469,000 or 7.59% for the first nine months of 1999 over the same period in 1998. This increase was due to increased salary and employee benefits and occupancy expenses of approximately $1,563,000 and $251,000, respectively, offset by decreases in general and administrative expenses, repossessed property expense, data processing expense, and travel affiliate expense of approximately $76,000, $20,000, $60,000, and $178,000, respectively. Salary and employee benefits increased primarily due to the production volume generated by BancMortgage which compensates staff by commissions that are directly related to production volume, as well as annual salary adjustments.

         Income tax expense for the three months ended September 30, 1999 and 1998 was $156,000 and $200,000, respectively. Income tax expense for the nine months ended September 30, 1999 and 1998 was $350,000 and $436,000, respectively. The effective tax rate for the nine months ended September 30, 1999 and 1998 was 21.92% and 22.92%, respectively. The effective tax rate decreased due to an increase in tax exempt security income as a percentage of income before income taxes.


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

         Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. Habersham Bank's liquidity ratio was 25.25% at September 30, 1999.

         Habersham Bank has established various sources of funds to be used in the management of its liquidity position. Federal funds agreement guidelines totaling $20 million have been provided by Compass Bank, The Bankers Bank, National Bank of Commerce, Birmingham and SunTrust Bank of Atlanta. Repurchase agreement guidelines are collateral based and are open with National Bank of Commerce, Birmingham, and Compass Bank of Birmingham, Alabama. Also established is a borrowing arrangement for advances with a total available credit line of $90 million at the Federal Home Loan Bank of Atlanta.

         At September 30, 1999, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Bank's ratios at September 30, 1999 follow:

                                         Habersham         Habersham
                                           Bank             Bancorp
          Tier                             8.88%            10.29%
          Total Capital                    9.83%            11.23%
          Leverage                         6.79%             7.97%


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

         The interest rate sensitivity analysis, calculated as of September 30, 1999, below has a three month negative gap of approximately $47 million (interest bearing liabilities exceeding interest earning assets repricing within three months).

                                                  DUE IN      DUE AFTER       DUE AFTER        DUE AFTER       DUE AFTER     TOTAL
                                                  THREE     THREE THROUGH    SIX THROUGH      ONE THROUGH        FIVE
                                                  MONTHS      SIX MONTHS    TWELVE MONTHS      FIVE YEARS        YEARS
INTEREST EARNING ASSETS:
 Federal funds sold                              $      --                                                                  $     --
 Investment securities                                 207     $    922        $   1,340        $  22,418        $28,975      53,862
 Loans                                             140,974       24,551           34,266           79,024         50,382     329,197
                                                 ---------     --------        ---------        ---------        -------    --------
  Total interest earning assets                    141,181       25,473           35,606          101,442         79,357     383,059

INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW                              54,341                                                                    54,341
  Savings                                            8,404                                                                     8,404
  Certificates of deposit                           44,037       56,442           57,456           43,167             --     201,102
 Borrowings                                         81,387           --            1,950               --             --      83,337
                                                 ---------     --------        ---------        ---------        -------    --------
  Total interest bearing
   liabilities                                     188,169       56,442           59,406           43,167             --     347,184


Excess (deficiency) of interest earning
 assets over (to) interest bearing
 liabilities                                     $ (46,988)    $(30,969)       $ (23,800)       $  58,275        $79,357    $ 36,875
                                                 =========     ========        =========        =========        =======    ========

Cumulative gap                                   $ (46,988)    $(77,957)       $(101,757)       $ (43,482)       $35,875


Ratio of cumulative gap to total
 cumulative earning assets                          (33.28%)     (46.78%)         (50.31%)         (14.32%)         9.37%

Ratio of cumulative interest earning assets
  to interest bearing liabilities                    75.03%       68.13%           66.53%           87.48%        110.33%

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

         The Company has developed an ongoing Action Plan designed to ensure that its operational and financial systems will not be adversely affected by failures due to processing errors arising from calculations using the Year 2000 date or other operations that are date sensitive. The Action Plan consists of five phases: Awareness, Assessment, Remediation, Validation, and Implementation. The Company has formed a Year 2000 committee assigned to this project and the Boards of Directors and senior management of the Company and the Bank have established Year 2000 compliance as a strategic initiative. The Year 2000 Committee meets on a monthly basis to monitor testing progress as well as all other aspects of the Year 2000 issue.




Assessment Phase - In the Assessment Phase, the Company inventoried all hardware, software and non-computerized systems. Each inventory item has been prioritized as to its Year 2000 compliance. The Company completed this phase during the first quarter of 1998.

Awareness Phase - A Customer Awareness Committee was formed to develop a plan for communication tools to be utilized throughout 1999 in an effort to ensure that our customers are aware of the impact that Year 2000 issues may have on their individual businesses and also to assure our customers that the Company is making every effort to ensure the stability and continued service to our customers into the next millennium. Communications tools used by the Customer Awareness Committee include informational brochures, newsletters, seminars, toll free telephone numbers, and contact personnel identified for each subsidiary.

Remediation and Validation Phases - As a part of the remediation phase, a Year 2000 Contingency Committee developed a business resumption contingency plan as well as a business remediation contingency plan. This Year 2000 Contingency Plan has been completed and approved by the Board of Directors. Validation of the Plan has also been completed. The Plan addresses worst case scenarios such as total or partial failure of our mainframe operating system as well as other software that plays an integral part in the day to day operations of our Company. The Plan details the resources and procedures necessary to manually process transactions in the event the core systems do not function on January 1, 2000. Alternative methods of providing service in the event of other disasters, such as a power failure, are also addressed in the plan. In addition, the Company has made every attempt to address external risks, primarily credit and liquidity, associated with our major customers and businesses. The way that these material customers approach and comply with the Year 2000 will have a potential significant impact on the Company. In an effort to identify and manage the risks posed by those customers, the Company has identified material customers; evaluated their Year 2000 preparedness through questionnaires and interviews; assessed their Year 2000 risk to the Company; and implemented appropriate controls to manage and mitigate their Year 2000 risk to the Company. Currently, there are no significant customers which are rated as "high" Year 2000 risk and which the Company believes present a significant risk of loss. The Year 2000 Contingency Plan has been completed and approved by the Board of Directors.

Implementation Phase - Testing of our systems was substantially complete as of December 31, 1998, with no Year 2000 problems having become apparent. The Company's information technology ("IT") systems are comprised of third party application and operating systems used in accounting functions related to lending and deposit activities. The IT systems also consist of hardware, both including main frame computer equipment and personal computers. Since the Company is not the manufacturer of the products and systems on which it relies, the Company has been working with our third party vendors to determine whether there are any outstanding Year 2000 problems. All systems identified as mission critical have been certified as Year 2000 compliant by vendors providing the software applications or hardware. Non-IT systems, such as door security and vault time locks which may be date sensitive, also have been identified and have been included in the testing program of the Company.

         A Year 2000 Readiness Timeline shows the status of the Company's Year 2000 Action Plan covering 1998 and 1999:

                                                     1998                1999
                                                     ----                ----
                                              1st  2nd  3rd  4th   1st  2nd  3rd  4th
                                              ------------------   ------------------
Y2K Action Plan approved                      X
Monthly Y2K Committee Meetings                X    X   X   X    X    X    X
Quarterly Board Reports                       X    X   X   X    X    X    X
Assessment Phase completed                    X
Y2K Testing Plan & Manual approved                 X
Y2K Customer Awareness Program approved            X
Y2K Contingency Plan approved                          X
Y2K Training Began                                     X
Testing of mission critical systems began              X
HB Phase II Exam completed by FDIC                         X
Analysis of Funds Takers and Providers completed           X
Analysis of Fiduciary Services completed                   X
Testing of mission critical systems substantially complete X
SSB Phase II Exam completed by FDIC                             X
Y2K Coordinated Crisis Management Plan completed                X
Y2K Liquidity Plan completed                                    X
Customer Awareness 1999 Timeline completed                      X
Customer Outreach Program completed                             X
Y2K Contingency Plan testing began                              X
Y2K Contingency Plan testing completed                               X
Employee Training began                                              X
Event Planning began                                                 X
Event Planing completed                                                   X
Community Y2K meetings held                                               X

Cost - At December 31, 1998, costs incurred for Year 2000 related upgrades of computer equipment and software totaled approximately $15,000 and are included in other operating expenses. A Year 2000 budget of less than $100,000 was established for systems that must be upgraded or remediated during 1999. Costs incurred related to Year 2000 of approximately $104,000 was expensed during the third quarter of 1999.

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

         Based on information currently available, while management anticipates there could be isolated and intermittent disruptions of various services, there is no expectation of extensive system failures that would have a material adverse effect on the financial condition or results of operations of the Company.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 1999, there was no substantial change from the interest rate sensitivity analysis or the market value of portfolio equity for various changes in interest rates calculated as of December 31, 1998. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1998 included in the Company's 1998 Annual report on Form 10-K.





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

10.6     Option Agreement dated as of March 11, 1998 by and among Habersham
         Bancorp and certain shareholders of Empire Bank Corp. (8)

11.1     Computation of Earnings Per Share.

27.0     Financial Data Schedule (for SEC use only).

-------------
(1)      Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to
Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915).

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

                                HABERSHAM BANCORP
                                  (Registrant)


Date November 12, 1999              /s/ David D. Stovall
                                    ------------------------------------
                                    President and
                                    Chief Financial Officer
                                    (for the Registrant and as the
                                    Registrant's principal financial and
                                    accounting officer)