Form 10-K405
period 1999-12-31
HABERSHAM BANCORP
filed 2000-03-29
CIK 754597

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934
         For the fiscal year ended December 31, 1999.

              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____ to _______________

                         Commission file number 0-13153

                               HABERSHAM BANCORP
------------------------------------------------
             (Exact name of registrant as specified in its charter)

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


Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


Indicate the aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant computed by reference to the price at which the common stock was sold, or the average bid and asked prices of such common stock; as of a specified date within 60 days prior to the date of filing:

1,762,539 Shares of Common Stock, $1.00 par value--$19,828,564 as of March 3, 2000 (based upon market value of $11.25/share).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 1999:

Common Stock, $1.00 par value--2,698,746 shares


DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 1999 (the "Annual Report") are incorporated by reference into Part II.

(2) Portions of the Company's Proxy Statement relating to the 2000 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I
Item 1.  BUSINESS.

                            BUSINESS OF THE COMPANY

   Habersham Bancorp (the "Company"), a Georgia corporation, was organized on March 9, 1984. Effective December 31, 1984, the Company acquired all of the outstanding shares of common stock of Habersham Bank ("Habersham Bank"). As a result of this transaction, the former shareholders of Habersham Bank became shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company. Effective June 30, 1995, the Company acquired Security Bancorp, Inc. and its subsidiary bank, Security State Bank. Effective June 30, 1999, the Company consolidated the charters of Habersham Bank and Security State Bank. As a result of this consolidation, Security State Bank now functions as a division of Habersham Bank. Currently, the primary business of the Company is the same as that of Habersham Bank and BancMortgage Financial Corp ("BancMortgage"), a subsidiary of Habersham Bank formed in 1996. The Company also has one direct nonbank subsidiary, The Advantage Group, Inc., and one indirect nonbank subsidiary, Advantage Insurers, Inc. (a subsidiary of Habersham Bank).


                              BUSINESS OF THE BANK

    Habersham Bank is a financial institution which was organized under the laws of the State of Georgia in 1904. Habersham Bank operates a full-service commercial banking business based in Habersham and Cherokee Counties, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities and individual retirement accounts. It also makes secured and unsecured loans and provides other financial services to its customers. Habersham Bank has a full-time trust officer on staff and offers a full spectrum of trust services, including trust administration, asset management services, estate and will probate and administration, and other services in the area of personal trusts.


                     BUSINESS OF THE ADVANTAGE GROUP, INC.

    The Advantage Group, Inc. was organized as a wholly-owned nonbank subsidiary of the Company in 1987. The Advantage Group, Inc. engages in the business of providing marketing and advertising services.

                    BUSINESS OF BANCMORTGAGE FINANCIAL CORP.

    BancMortgage Financial Corp. was organized as a wholly-owned nonbank subsidiary of Habersham Bank in 1996. BancMortgage Financial Corp. is a full service mortgage and construction lending company located in the northern Atlanta metropolitan area. BancMortgage Financial Corp. also does business in the mid-Atlantic states as The Prestwick Mortgage Group and as BancFinancial Services Corporation. During 1999, BancMortgage formed a wholly owned subsidiary, BancMortgage Reinsurance LTD., a reinsurance company incorporated in Turks and Caicos. This subsidiary provides reinsurance to companies offering private mortgage insurance. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                  BUSINESS OF APPALACHIAN TRAVEL SERVICE, INC.

    Appalachian Travel Service, Inc. was acquired as a wholly-owned nonbank subsidiary of Habersham Bank in 1996. Appalachian Travel Service, Inc. is a full service travel agency located in Cornelia, Georgia. Effective September 30, 1999, the Bank ceased operations of its travel agency subsidiary.

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

    Habersham Bank's primary market area consists of Habersham, White, and Cherokee Counties, Georgia. Habersham Bank competes principally for all types of loans, deposits and other financial services with other commercial banks located in Habersham, White, and Cherokee Counties, Georgia.

    Habersham Bank (the "Bank") also competes with other financial institutions located in Habersham and Cherokee counties and with commercial banks, savings and loan associations, and other financial institutions located outside of Habersham and Cherokee counties. To a lesser extent, Habersham Bank competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies.

    The Company and its non-bank subsidiaries also compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, mortgage companies, mortgage servicers, leasing companies, insurance companies, companies providing data processing services, and companies providing bank consulting services.

                                   EMPLOYEES

    As of December 31, 1999, the Company had 337 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

                           SUPERVISION AND REGULATION

    Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE COMPANY

    Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

    ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

- Acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

-   Acquiring all or substantially all of the assets of any bank; or

-   Merging or consolidating with any other bank holding company.

    Under the Bank Holding Company Act, an adequately capitalized and adequately managed bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank which has only been in existence for a limited amount of time or an acquisition which may result in specified concentrations of deposits.

    CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or a company acquires 10% or more, but less than 25%, of any class of voting securities and either the bank holding company has registered securities under Section 12 of the Securities Act of 1934, or no other person owns a greater percentage of that class of voting securities immediately after the transaction.

    PERMITTED ACTIVITIES. Under the Bank Holding Company Act, a bank holding company, which has not qualified or elected to become a financial holding company is generally prohibited from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in nonbanking activities unless prior to the enactment of the Gramm-Leach-Bliley Act the Federal Reserve found those activities to be so closely related to banking as to be a proper incident to the business of banking. Activities that the Federal Reserve has found to be so closely related to banking to be a proper incident to the business of banking include:

-   factoring accounts receivable,
-   acquiring or servicing loans,
-   leasing personal property,
-   conducting discount securities brokerage activities,
-   performing selected data processing services,
- acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions, and
-   performing selected insurance underwriting activities.

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of any of its bank subsidiaries.

    On November 12, 1999 President Clinton signed the Gramm-Leach-Bliley Act, which amends the Bank Holding Company Act and greatly expands the activities in which bank holding companies and affiliates of banks are permitted to engage. The Gramm-Leach-Bliley Act eliminates many federal and state law barriers to affiliations among banks and securities firms, insurance companies, and other financial service providers. The provisions of the Gramm-Leach-Bliley Act relating to permitted activities of bank holding companies and affiliates of banks became effective on March 11, 2000.

    Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to a financial activity. Activities that the Gramm-Leach-Bliley Act expressly lists as financial in nature include insurance activities, providing financial, investment and advisory services, underwriting securities and limited merchant banking activities.

    To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

    SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, bank holding companies are expected to act as a source of financial strength for, and to commit resources to support, their depository institution subsidiaries. This support may be required at times when, without this Federal Reserve policy, the bank holding company might not be inclined to provide it. In addition, any capital loans by a bank holding company to a bank will be repaid only after its deposits and other indebtedness are repaid in full. In the event of a bank holding company's bankruptcy, any commitment by the bank holding company to a federal bank regulatory agency to maintain the capital of a banking subsidiary will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANK

    The Bank is a commercial bank chartered under the laws of the State of Georgia. Accordingly, the FDIC and the Georgia Department of Banking and Finance regularly examine the operations of the Bank and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations, and it is supervised and examined by one or more state or federal bank regulatory agencies.

    PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 1999, we qualified for the adequately capitalized category.

    Federal banking regulators are required to take some mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan up to the lesser of 5% of an undercapitalized subsidiary's assets or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The Federal Reserve regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

    FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for determining an insured depository institutions' insurance assessment rate. The system that takes into account the risks attributable to different categories and concentrations of assets and liabilities. An institution is placed into one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and ranged from 1.16 cents to 1.22 cents per $100 of deposits in 1999.

    The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

    COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires the appropriate federal regulator, in connection with their examinations of financial institutions within their jurisdiction, to evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. The appropriate federal regulator considers these factors in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Under the Gramm-Leach-Bliley Act, banks with aggregate assets of not more than $250 million are subject to a Community Reinvestment Act examination only once every 60 months if the bank receives an outstanding rating, once every 48 months if it receives a satisfactory rating and as needed if the rating is less than satisfactory. Additionally, under the Gramm-Leach-Bliley Act, banks are required to publicly disclose the terms of various Community Reinvestment Act-related agreements.

    OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as:

- The federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

- The Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

- The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

- The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

- The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

- The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The deposit operations of the Bank are subject to:

- The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

- The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which governs automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

    The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies that is substantially similar to that adopted by the FDIC for banks under its jurisdiction.

    The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure, and to minimize disincentives for holding liquid assets. Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights. The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

    The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 1999, our consolidated ratio of total capital to risk-weighted assets was 10.71% and our consolidated ratio of Tier 1 Capital to risk-weighted assets was 9.79%.

    In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet certain specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 1999, our consolidated leverage ratio was 7.66%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without significant reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

    The Bank and the Company are also both subject to other capital guidelines issued by the Georgia Department of Banking and Finance and the Federal Reserve, respectively, which provide for minimum ratios of total capital to total assets.

    Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, substantial additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

PAYMENT OF DIVIDENDS

    The Company is a legal entity separate and distinct from the Bank. The principal source of the Company's cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to it. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

    If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it cease and desist from its practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" above.

    The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

    At December 31, 1999, the Bank was able to pay approximately $1,595,000 in dividends to the Company without prior regulatory approval.


RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

    The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

-   loans or extensions of credit to affiliates;

-   investment in affiliates;

- the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

- loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

- any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

    The aggregate of all of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with certain provisions designed to avoid the taking of low-quality assets.

    The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibits an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

    The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, certain principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.


PRIVACY

    The Gramm-Leach-Bliley Act also contains provisions regarding consumer privacy. These provisions require financial institutions to disclose their policy for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing personal financial information with nonaffiliated third parties except for third parties that market the institutions' own products and services. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing through electronic mail to the consumer.


PROPOSED LEGISLATION AND REGULATORY ACTION

    New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.


EFFECT OF GOVERNMENTAL MONETARY POLICES

    Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve Board have major effects upon the levels of bank loans, investments and deposits through its open market operating in United States government securities and through its regulation of the discount rate on borrowings of member banks and the reserve requirements against member bank deposits. It is not possible to predict the nature or impact of future changes in monetary and fiscal policies.

Item 2.  PROPERTIES

    The Company's principal office is located at Habersham Bank's Central Habersham office, 282 Historic Highway 441, Cornelia, Georgia. The telephone number of that office is (706) 778-1000.

    Habersham Bank's North Habersham (main) office is located at 1151 Washington Street, Clarkesville, Georgia. The telephone number of that office is (706) 778-1000. Habersham Bank also has six full-service branch offices. Its Central Habersham office is located at 282 Historic Highway 441, Cornelia, Georgia, its South Habersham office is located at 186 441 By-Pass, Baldwin, Georgia, its Cleveland Office is located at 575 South Main Street, Cleveland, Georgia, its Canton Office is located at 1925 Marietta Highway, Canton, Georgia, its Waleska Office is located at 7265 Reinhardt College Parkway, Waleska, Georgia, and its Warrenton Office is located at 217 East Main Street, Warrenton, Georgia. Each office has a 24-hour teller machine. Habersham Bank owns its office properties without encumbrance, with the exception of the Warrenton Office which is leased on a month to month basis.

    The Advantage Group, Inc.'s principal office is located at 1450 Washington Street, Clarkesville, Georgia. The telephone number of that office is (706) 778-1790.

    BancMortgage Financial Corp.'s principal office is located at 990 Hammond Drive, Suite 1020, Atlanta, Georgia 30328, and the telephone number of that office is (770) 804-7208. This office is leased, with a lease expiration date of 4-1-2002.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None.

                                   PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

    The common stock of Habersham Bancorp is traded on the NASDAQ Stock Market ("NASDAQ") under the symbol HABC. At December 31, 1999, Habersham Bancorp had approximately 601 shareholders of record. The following table sets forth the high and low sale prices of the Company's common stock on a quarterly basis for the past two fiscal years.


               1999                 HIGH      LOW
                                    ----      ---

          Fourth quarter            14.50     12.75
          Third quarter             16.00     12.625
          Second quarter            18.00     12.625
          First quarter             16.00     13.50


               1998                 HIGH      LOW
                                    ----      ---

          Fourth quarter            17.00     14.00
          Third quarter             18.75     16.00
          Second quarter            20.25     18.13
          First quarter             20.50     18.50


    Cash dividends were paid quarterly at a rate of $.05 per share of common stock in 1999. Cash dividends were paid quarterly at a rate of $.04 per share of common stock in 1998.

OTHER STOCK INVESTMENT

    On May 21, 1999, the Company exercised its previously acquired option to purchase a 45.91% interest in CB Financial Corp., Warrenton, Georgia, at a total cost of $2,963,757, including direct costs of acquisition of $115,468. In connection with this purchase, the Company issued 207,713 shares of its common stock valued at $2,847,883 and cash of $406 in exchange for 27,574 shares of common stock of CB Financial Corp. The stock was issued to 21 shareholders of CB Financial Corp in reliance on the exemption from registration provided under
Section 4(2) of the Securities Act of 1933, as amended.

Item 6.  SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                                 FOR THE YEARS ENDED DECEMBER 31
                                       1999        1998       1997        1996       1995

SUMMARY OF OPERATIONS
Interest income                     $ 32,144    $28,959    $26,962     $23,367    $16,556
Interest expense                      16,517     15,091     13,305      11,044      7,398
Other income                          15,477     15,750      8,056       2,277      1,371
Other expense                         28,417     26,214     18,412      11,762      7,830

Net Income                             1,754      2,058      2,157       1,908      2,021

PER SHARE AMOUNTS
Net income - diluted                $    .67       $.83       $.86        $.79       $.99
Dividends                                .20        .16        .14         .12        .10
Weighted average number of
 common and common equivalent
 shares outstanding                2,609,360  2,481,630  2,497,993   2,411,687  2,032,567

AT DECEMBER 31
Total assets                        $461,976   $384,069   $328,197    $310,011   $229,586
Earning assets                       424,663    359,838    299,301     287,850    213,035
Loans                                365,499    281,898    235,764     230,867    145,434
Deposits                             317,420    280,453    261,665     224,361    195,085
Shareholders' equity                  35,429     32,214     30,144      27,669     25,905

RATIOS
Return on average assets                 .43%       .57%       .69%        .70%      1.01%
Return on average equity                5.10%      6.63%      7.48%       7.16%      9.39%
Dividend payout ratio                  29.85%     16.87%     16.28%      15.19%      9.85%
Average equity to average
 assets ratio                           8.35%      8.52%      9.16%       9.84%     10.74%


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

ORGANIZATION

    Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), Appalachian Travel Service, Inc. ("Appalachian"), and Advantage Insurers, Inc. ("Advantage Insurers"). Effective June 30, 1999, the Company consolidated the charters of Habersham Bank and Security State Bank, which had until that date been a wholly owned subsidiary of the Company. As a result of this consolidation, Security State Bank now functions as a division of Habersham Bank. Effective September 30, 1999, the Bank ceased operations of its travel agency subsidiary, Appalachian. Net income of such business for all periods presented is not significant. The Advantage Group, Inc. is a non-bank subsidiary which engages in the business of providing marketing and advertising services. Advantage Insurers, which began operations on March 31, 1997, offers a full line of property, casualty, and life insurance products.

    The Advantage Group, Inc., Appalachian, and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company. Management's discussion and analysis, which follows, relates primarily to Habersham Bank and BancMortgage.

    BancMortgage was organized in 1996 as a full service mortgage and construction lending company located in the northern Atlanta metropolitan area. During 1997, BancMortgage acquired for approximately $60,000 the assets and certain liabilities of The Prestwick Mortgage Group, a national investment banking and advisory firm specializing in the brokerage and evaluation of mortgage-related assets. Concurrent to this acquisition of The Prestwick Mortgage Group, BancMortgage also formed BancFinancial Services Corporation, a full-service wholesale mortgage lender specializing in sub-prime mortgage loans. These two latter subsidiaries are based in Virginia.

    During 1999, BancMortgage formed a wholly owned subsidiary, BancMortgage Reinsurance LTD., a reinsurance company incorporated in Turks and Caicos. The subsidiary provides insurance to companies offering private mortgage insurance.

RESULTS OF OPERATIONS

    The Company's net income was $1,753,969, $2,057,901, and $2,157,276 for the years ended December 31, 1999, 1998, and 1997, respectively, with related diluted earnings per common and common equivalent share of $.67, $.83, and $.86, respectively, representing a decrease of 19.28% from 1998 to 1999 and a decrease of 3.49% from 1997 to 1998.

    The decrease in net income for 1999 was primarily due to a net after-tax unrealized loss of $786,000 due to the Company marking to market the holdings of 244,960 shares of Flag Financial Corp common stock held as trading securities which was partially offset by a tax benefit of $409,000 resulting from a reduction of prior years' overaccrual. The decrease in net income for 1998 was primarily due to a decrease in net yield on interest-earning assets and increases in other operating expenses. Net income represents a return on average equity of 5.10%, 6.63%, and 7.48% for 1999, 1998, and 1997, respectively.

NET INTEREST INCOME

    Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets which will cover overhead and other costs and provide a reasonable return to our shareholders.

    Net interest income for 1999 was approximately $15.6 million compared to $13.9 million in 1998 and $13.7 million in 1997. Net interest income for 1999 increased approximately $1,759,000 or 12.68% when compared to 1998, and net interest income for 1998 increased approximately $211,000 or 1.55% when compared to 1997.

    Interest income increased approximately $3.2 million or 11.00% when compared to 1998 and increased approximately $2.0 million or 7.40% in 1998 when compared to 1997. The increase in interest income for 1999 was primarily due to increases in the Company's loan portfolio of approximately $35 million, offset by a reduced average yield on the loan portfolio. The increase in interest income for 1998 resulted primarily from increases in the loan portfolio of the Company, offset by a reduced average yield on the loan portfolio.

    The Company's loan portfolio, exclusive of loans held for sale, increased approximately $107.6 million from December 31, 1998 to December 31, 1999 due to approximately $144 million of new residential mortgage and construction loans offset by sales of approximately $36.4 million in residential mortgages and construction loans. BancMortgage's loan portfolio decreased by approximately $24 million from December 31, 1998 to December 31, 1999, resulting from sales of approximately $577 million of residential mortgage and construction loans offset by originations of approximately $553 million.

    Average interest rates on loans were 9.20%, 9.37%, and 10.03% in 1999, 1998, and 1997, respectively. Yields on variable rate residential mortgages decreased during 1999 in response to movements on various indices.

    Weighted average interest rates on investment securities were 5.36%, 5.52%, and 5.82% in 1999, 1998, and 1997, respectively. Average interest rates on federal funds sold were 5.74%, 5.33%, and 5.80% in 1999, 1998, and 1997, respectively.

    The increase in interest expense for 1999 of $1.4 million over 1998 was primarily due to additional interest expense on increased average balances on interest bearing deposits and other borrowings. Average Federal Home Loan Bank advances, average repurchase agreement advances, and federal funds purchased for 1999 increased approximately $16,268,000, $4,335,000, and $5,537,000, respectively, when compared to 1998. The increase in interest expense for 1998 of $1.8 million over 1997 resulted primarily from additional interest expense on increased average balances of interest bearing deposits of approximately $33.4 million when compared to 1997 average balances and on increased average Federal Home Loan Bank advances of approximately $4.6 million when compared to 1997 average advances.

    The weighted average interest rate paid on deposits in 1999 decreased to 4.72% compared to 5.24% in 1998. The average interest rate paid for borrowings increased to 5.75% compared to 5.30% in 1998.

    The net interest margin of the Company was 4.11% in 1999, 4.08% in 1998, and 4.65% in 1997. Net interest margin increased primarily due to increases in interest income arising from the increased volume in the loan portfolio and decreases in interest paid on certificates of deposit, offset by increases in interest expense on other borrowings.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

    Average assets rose approximately $47.7 million or 13.08% in 1999 over 1998 and $49.3 million or 15.67% in 1998 over 1997. Average loan balances increased approximately $41.6 million or 15.55% in 1999 over 1998 and approximately $31.2 million or 13.18% in 1998 over 1997. Average balances in investment securities increased approximately $5.2 million or 8.83% in 1999 over 1998 and increased approximately $14.8 million or 33.48% in 1998 over 1997. The average balance of federal funds sold in 1999 decreased approximately $7.3 million or 77.87% when compared to 1998 and increased approximately $2.4 million or 33.91% in 1998 when compared to 1997.

    The average balance of deposits for 1999 increased by approximately
$19.5 million or 7.10% over 1998 and increased in 1998 by approximately $36.3 million or 15.26% over 1997.

    The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest earning assets, average rates paid on deposits and borrowed funds, interest income and interest expense for each category of interest earning assets and interest bearing liabilities, and net interest margin. This information is presented for the years ended December 31, 1999, 1998, and 1997.

                                             1999            1998         1999      1998       1999           1998
                                           AVERAGE         AVERAGE       YIELD/    YIELD/     INCOME         INCOME
                                           BALANCE         BALANCE       RATES     RATES     (EXPENSE)      (EXPENSE)
ASSETS

Interest bearing balances
 with other banks                       $     41,250    $     99,000     7.16%     6.60%     $     2,953     $     6,534
Federal funds sold                         2,078,334       9,393,451     5.74%     5.33%         119,229         500,504
Investment securities:(2)
 Taxable                                  32,693,560      32,749,495     5.64%     5.81%       1,844,174       1,903,096
 Tax exempt                               23,857,174      22,633,929     4.97%     5.10%       1,186,506       1,153,956
                                        ------------    ------------
 Total investment securities              56,550,734      55,383,424

Trading Securities                         2,672,682       1,064,899
Other Investments                          5,362,095       2,894,675
Loans, net(1)                            309,502,406     267,857,590     9.20%     9.37%      28,487,996      25,088,953
Cash and due from banks                   13,964,768      10,729,293
Premises & equipment                       8,226,914       8,429,133
Other assets                              13,452,548       8,346,333
                                        ------------    ------------                         -----------     -----------
TOTAL ASSETS                            $411,851,731    $364,197,798                         $31,640,858     $28,653,043
                                        ============    ============                         ===========     ===========

LIABILITIES

Money market & NOW                      $ 60,548,509    $ 53,598,039     2.58%     3.20%      (1,565,048)     (1,717,837)
Savings accounts                           8,355,673       8,254,196     2.26%     2.71%        (188,544)       (224,025)
Certificates of deposit                  197,166,960     184,802,058     5.48%     5.94%     (10,801,196)    (10,970,060)
Short-term and other
 borrowings                               68,914,796      41,073,525     5.75%     5.30%      (3,962,118)     (2,178,631)
Demand deposit accounts                   27,967,073      27,892,056
Other liabilities                         14,507,580      17,541,259

                                                                                             -----------     -----------
                                                                                             (16,516,906)    (15,090,553)
                                                                                             -----------     -----------

Shareholders' equity                      34,391,140      31,036,665
                                        ------------    ------------

TOTAL LIABILITIES & EQUITY              $411,851,731    $364,197,798
                                        ============    ============
NET INTEREST MARGIN                                                      4.11%     4.08%     $15,123,952     $13,562,490
                                                                                             ===========     ===========

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

                                                     1997              1997         1997
                                                   AVERAGE            YIELD/       INCOME
                                                   BALANCE            RATES       (EXPENSE)
ASSETS

Interest bearing balances
 with other banks                              $    168,516           6.66%     $    11,217
Federal funds sold                                7,015,000           5.80%         406,956
Investment securities:(2)
 Taxable                                         21,631,576           6.24%       1,349,570
 Tax exempt                                      19,842,315           5.37%       1,064,947
                                               ------------
 Total investment securities                     41,473,891

Other investments                                 2,985,316
Loans, net(1)                                   236,673,265          10.03%      23,743,448
Cash and due from banks                           8,948,696
Premises & equipment                              7,827,736
Other assets                                      9,776,640
                                               ------------                     -----------
TOTAL ASSETS                                   $314,869,060                     $26,576,138
                                               ============                     ===========

LIABILITIES

Money market & NOW                             $ 44,119,467           3.10%      (1,366,113)
Savings accounts                                  7,790,505           2.78%        (216,384)
Certificates of deposit                         161,251,544           5.86%      (9,454,476)
Short-term and other
 borrowings                                      36,501,152           6.21%      (2,268,193)
Demand deposit accounts                          25,026,047
Other liabilities                                11,331,058

                                                                                -----------
                                                                                (13,305,166)
                                                                                -----------

Shareholders' equity                             28,849,287
                                                -----------

TOTAL LIABILITIES & EQUITY                     $314,869,060
                                               ============


NET INTEREST MARGIN                                                   4.65%     $13,270,972
                                                                                ===========

(1) Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 1999, 1998, and 1997.
(2) Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

                                              1999 AS COMPARED TO 1998                      1998 AS COMPARED TO 1997
                                             INCREASE (DECREASE) DUE TO                    INCREASE (DECREASE) DUE TO
                                       NET            RATE(1)       VOLUME(1)         NET           RATE(1)         VOLUME(1)
                                  --------------------------------------------   ---------------------------------------------

INTEREST BEARING ASSETS
 Interest bearing balances
  with other banks                $    (3,580)    $       232     $    (3,812)    $    (4,683)    $       (53)    $    (4,630)
 Investment securities:
  Taxable                             (58,923)        (55,673)         (3,250)        553,526        (140,232)        693,758
  Tax exempt                           32,550         (29,835)         62,385          89,009         (60,901)        149,910
                                  -----------     -----------     -----------     -----------     -----------     -----------
   Total Investment securities        (26,373)        (85,508)         59,135         642,535        (201,133)        843,668

 Federal funds sold                  (381,275)          8,621        (389,896)         93,548         (44,402)        137,950
 Loans, net                         3,399,043        (503,076)      3,902,119       1,345,505      (1,782,283)      3,127,788
                                  -----------     -----------     -----------     -----------     -----------     -----------

    TOTAL INTEREST INCOME           2,987,815        (579,731)      3,567,546       2,076,905      (2,027,871)      4,104,776
                                  -----------     -----------     -----------     -----------     -----------     -----------

INTEREST BEARING LIABILITIES
 Money market & NOW                  (152,789)       (375,204)        222,415         351,724          57,888         293,836
 Savings accounts                     (35,481)        (38,231)          2,750           7,641          (5,250)         12,891
 Certificates of deposit             (168,864)       (903,339)        734,475       1,515,584         135,524       1,380,060
 Short-term and
  other borrowings                  1,783,487         307,900       1,475,587         (89,562)       (373,506)        283,944
                                  -----------     -----------     -----------     -----------     -----------     -----------

    TOTAL INTEREST EXPENSE          1,426,353      (1,008,874)      2,435,227       1,785,387        (185,344)      1,970,731
                                  -----------     -----------     -----------     -----------     -----------     -----------

NET INTEREST INCOME               $ 1,561,462     $   429,143     $ 1,132,319     $   291,518     $(1,842,527)    $ 2,134,045
                                  ===========     ===========     ===========     ===========     ===========     ===========

  1) The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.


OTHER INCOME AND OTHER EXPENSE

    Noninterest income in 1999 decreased $273,000 or 1.73% when compared to 1998 and increased $7.7 million or 95.51% in 1998 when compared to 1997. Noninterest income in 1999 decreased primarily due to the Company's marking to market its holding of 244,960 shares of Flag Financial Corp common stock for a loss of approximately $1.2 million and the Company's decision to cease operation of its travel agency subsidiary, resulting in a decrease in travel service income of approximately $493,000. These decreases were offset by increases in gains on sale of loans, loan fee income, deposit account fees, and dividend income from trading securities, and earnings from the equity investment of the Company in CB Financial Corp. of approximately $500,000, $519,000, $379,000, $84,000, and $211,000, respectively. Noninterest income in
1998 increased primarily due to increases in gains on sale of loans and loan fee income of approximately $5.8 million and $1 million, respectively. These increases were attributable to the operations of BancMortgage beginning in 1996. In addition, sales income from Appalachian increased approximately $135,000 in 1998.

    Other noninterest expense in 1999 increased by approximately $2.2 million or 8.41% as compared to 1998 and the 1998 amount increased approximately $7.8 million or 42.38% as compared to 1997. The increase for 1999 was primarily due to increases of $1,522,000, $405,000, and $827,000 in personnel, occupancy, and other operating expenses, respectively, offset by decreases in travel service expense and computer services expense of Habersham Bank of approximately $456,000 and $94,000, respectively. The increase in personnel, occupancy, and operating expenses resulted from the opening of a loan production office in Warrenton, GA, as well as BancMortgage expanding operations with the purchase of selected assets of The Fidelity Group.

    The increase for 1998 was primarily due to increases of $6,001,000, $472,000, and $1,027,000 in personnel, occupancy, and other operating expenses, respectively. The increase for 1998 was primarily due to increases in personnel, occupancy, and other operating expenses resulting from a full year of operations in banking and mortgage banking locations which began mid-year 1997. These expenses were increased further by the opening of new locations in Hall and Fayette Counties by BancMortgage.


INCOME TAX (BENEFIT) EXPENSE

   The effective tax rate for the Company decreased during 1999 as a result of a tax benefit $409,000 resulting from a reduction of prior years' overaccrual. The effective tax rate for the Company decreased during 1998 to 24.43% from 25.08% in 1997 due to an increase in tax exempt security income as a percentage of income before income taxes.


PROVISION FOR LOAN LOSSES

    The Company's provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period. The provision for loan losses was $985,800 in 1999 as compared to $692,500 in 1998 and $422,000 in 1997. The Company's allowance for loan losses was $3,181,553 at December 31, 1999, which was l.00% of year-end loans and 136.90% of total nonperforming loans, as compared to $2,709,570 at December 31, 1998, which was 1.29% of year-end loans and 69.97% of total nonperforming loans.

    At December 31, 1999, loans over 90 days past due and nonaccrual loans totaled $1,542,148 or .49% of gross outstanding loans as compared to $3,022,267 or 1.44% of gross outstanding loans at December 31, 1998. The decrease in 1999 of approximately $1.5 million was primarily due to decreases in nonaccrual loans relating to sales and paydowns of approximately $1,058,000, charge-offs of approximately $346,000, and movement to other real estate of approximately $348,000 offset by additions in nonaccrual mortgage loans of approximately $946,000. Loans 90 days past due decreased approximately $674,000 in 1999.

    The increase for 1998 was primarily due to the addition of nonaccrual and past due real estate mortgages of approximately $980,000 and $234,000, respectively, from BancMortgage operations offset by decreases in 90 days past due loans, other real estate, nonaccrual, and restructured loans of approximately $503,000, $367,000, $225,000, and $64,000, respectively.

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

    Net charge-offs amounted to $513,817 in 1999 representing .16% of average loans, as compared to $319,009 in 1998, representing .12% of average loans. Net charge-offs were $347,327 in 1997, representing .15% of average loans.

    The following table summarizes, for each of the years in the five year period ended December 31, 1999, selected information related to the allowance for loan losses.

                                                     1999             1998            1997            1996              1995

Balance of allowance for loan
 losses at beginning of period                  $  2,709,570    $   2,336,079     $  2,261,406     $  2,335,788     $  1,744,335
                                                ------------    -------------     ------------     ------------     ------------
Balance of allowance of Security
 State Bank at June 30, 1995                                                                                             628,371
Loans charged-off:
 Commercial, financial &
  agricultural                                      (117,133)        (221,048)        (224,976)        (183,218)         (22,252)
 Real estate                                        (350,006)         (77,764)        (142,871)        (256,126)         (47,110)
 Installment loans to individuals                   (141,661)        (140,809)        (145,373)        (108,660)         (44,242)
 Other                                               (32,059)         (22,157)         (34,390)         (23,014)         (62,230)
                                                ------------    -------------     ------------     ------------     ------------
Total charged-off loans                             (640,859)        (461,778)        (547,610)        (571,018)        (175,834)
                                                ------------    -------------     ------------     ------------     ------------
Recoveries:
 Commercial, financial &
  agricultural                                         4,128           59,284           22,454           32,857            5,566
 Real estate                                          59,570           16,850          108,247           65,150            1,610
 Installment loans to individuals                     57,872           55,071           61,324           28,760           17,429
 Other                                                 5,472           11,564            8,258            9,869           16,268
                                                ------------    -------------     ------------     ------------     ------------
Total recoveries                                     127,042          142,769          200,283          136,636           40,873
                                                ------------    -------------     ------------     ------------     ------------
 Net charge-offs                                    (513,817)        (319,009)        (347,327)        (434,382)        (134,961)

 Additions to allowance                              985,800          692,500          422,000          360,000           98,043
                                                ------------    -------------     ------------     ------------     ------------
 Balance of allowance for loan
  losses at end of period                       $  3,181,553    $  2,709,570      $  2,336,079     $  2,261,406     $  2,335,788
                                                ============    ============      ============     ============     ============
 Average amount of loans                        $309,502,406    $267,857,590      $236,673,265     $188,885,803     $122,451,274
                                                ============    ============      ============     ============     ============
Ratio of net charge-offs during
  the period to average loans
  outstanding during the period                          .16%             .12%             .15%             .23%             .11%

 Ratio of allowance to year-end loans                   1.00%            1.29%            1.18%            1.09%            1.61%


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

    The Company's provision for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant amounts, management's review consists of evaluations of the borrower's strength, value of the related collateral and other factors. This evaluation is made by classifying loans based on values assigned to each of the aforementioned variables. These classifications are assigned by the loan reviewers and are reviewed by the Board of Directors. Totals by loan classification, along with related historical loss ratios, regulatory requirements, and specific collateral evaluations, are used to determine the allowance required to provide for losses on the classified loans. The review of groups of loans that are individually insignificant is based upon delinquency status of the group, lending policies and previous collection experience of each category. The effects of current conditions on specific industries or classes of borrowers are also considered in determining the general allowances for loan losses on this non-classified portion of the loan portfolio. Management believes its allowance for loan losses is adequate to absorb losses on loans outstanding at December 31, 1999.

    The allowance for loan losses allocation is based on subjective judgment and estimates, and therefore is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The allocation of the allowance for loan losses by loan category at December 31, 1999, 1998, and 1997 is as follows:

                                      1999                         1998                      1997
                               PERCENT OF LOANS            PERCENT OF LOANS            PERCENT OF LOANS
                               IN EACH CATEGORY            IN EACH CATEGORY            IN EACH CATEGORY
                            AMOUNT  TO TOTAL LOANS      AMOUNT  TO TOTAL LOANS      AMOUNT  TO TOTAL LOANS
Commercial, financial
 & agricultural            $  921,585         4.5%     $  775,239         4.9%     $  720,380         6.7%
Real estate                 1,619,563        76.8%      1,471,843        63.4%      1,426,477        70.5%
Installment loans
 to individuals               442,005         5.5%        405,988         6.1%        189,222         6.9%
Loans held for sale           198,400        13.2%         56,500        25.6%             --        15.9%
                           ----------      ------      ----------      ------      ----------      ------
   TOTAL                    3,181,553       100.0%     $2,709,570       100.0%     $2,336,079       100.0%
                           ==========      ======      ==========      ======      ==========      ======

    Prior to 1997, the Company used an alternative method to determine the allowance for loan losses. The Company began the allocation of the allowance for loan losses by categories in 1997.

LOANS

    Loans, exclusive of loans held for sale, increased approximately $107.6 million or 51.29%, in 1999 as compared to 1998 and increased approximately $11.5 million or 5.82% in 1998 as compared to 1997. The increase in the Company's loan portfolio in 1999 resulted primarily from approximately $144 million of new loans offset by sales of approximately $36.4 million in construction loans and residential mortgages. The increase in the Company's loan portfolio in 1998 resulted primarily from approximately $70.2 million of new loans offset by sales of approximately $58.7 million in construction loans and residential mortgages. Loans held for sale decreased approximately $23.9 million or 33.22% in 1999 when compared to 1998 and increased approximately $34.6 million or 92.38% in 1998 when compared to 1997.

    The composition of the Company's loan portfolio changed during 1999 as a result of increases in construction, real estate secured mortgage, and commercial loans of approximately $40.5 million or 61.12%, $6.2 million or 54.49%, and $2.8 million or 20.20%, respectively, when compared to 1998. The composition of the Company's loan portfolio changed during 1998 as a result of an increase in real estate secured mortgage loans of approximately $8.7 million or 8.31%, an increase in construction loans of approximately $4.4 million or 7.09%, and a decrease in commercial loans of approximately $2.0 million or 12.61%, as compared to 1997.

    The amount of loans outstanding at December 31 for each of the last five years is set forth in the following table according to type of loan and is net of unamortized loan origination fees and unamortized discounts. The Company had no foreign loans at December 31 in any each of the last five years.

                                  1999           1998         1997           1996         1995
Commercial, financial
  and agricultural            $ 16,623,264   $ 13,829,965 $ 15,824,792  $ 18,292,993  $17,945,695
Real estate - construction     106,915,963     66,359,030   61,965,365    50,263,496   16,512,884
Real estate - mortgage         221,857,018    184,418,653  141,857,765   146,197,001   96,361,817
Installment loans to
  individuals                   20,168,672     17,337,632   16,115,903    15,410,015   14,613,500
                              ------------   ------------ ------------  ------------ ------------
    Total                     $365,564,917   $281,945,280 $235,763,825  $230,163,505 $145,433,896
                              ============   ============ ============  ============ ============

         The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 1999.


                                                                DUE AFTER
                                             DUE IN            ONE THROUGH         DUE AFTER
                                            ONE YEAR            FIVE YEARS         FIVE YEARS             TOTAL
                                          ------------         -----------         ----------         ------------
LOAN MATURITY:
  Commercial, financial
   and agricultural .............         $ 11,288,850          $4,881,397          $453,017          $ 16,623,264
  Real estate - construction ....          106,341,824             574,139                --           106,915,963
                                          ------------          ----------          --------          ------------
       TOTAL ....................         $117,630,674          $5,455,536          $453,017          $123,539,227
                                          ============          ==========          ========          ============

LOAN INTEREST RATE SENSITIVITY:
Selected loans with:
 Predetermined interest rates ...         $ 34,114,993          $5,312,909          $453,017          $ 39,880,919
 Floating or adjustable
  interest rates ................           83,515,681             142,627                --            83,658,308
                                          ------------          ----------          --------          ------------
    TOTAL .......................         $117,630,674          $5,455,536          $453,017          $123,539,227
                                          ============          ==========          ========          ============


NONPERFORMING ASSETS AND PAST DUE LOANS

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans, and other real estate owned. Nonperforming assets decreased $1,417,000 or 26.18% in 1999 compared to 1998 and increased $57,127 or 1.07% in 1998 compared to 1997. The decrease for 1999 was primarily due to decreases in nonaccrual loans, accruing loans 90 days past due, and restructured loans of approximately $806,000, $674,000, and $68,000, respectively, offset by increases in other real estate of approximately $131,000 from BancMortgage operations. The increase for 1998 was primarily due to the addition of nonaccrual and past due real estate mortgages of approximately $980,000 and $234,000, respectively, from BancMortgage operations offset by decreases in 90 days past due loans, other real estate, nonaccrual, and restructured loans of approximately $503,000, $367,000, $225,000, and $64,000, respectively.

         The following table sets forth the totals of nonperforming assets, selected ratios, and accruing loans past due 90 days or more at December 31 for each of the last five years.



                                          1999                 1998                 1997                 1996               1995
NONPERFORMING ASSETS:
Accruing loans 90 days past due        $  338,677           $1,013,009           $1,282,000           $  377,000         $  258,000
Nonaccrual                              1,203,471            2,009,258            1,251,157              981,801          1,022,683
Restructured loans                        781,803              849,963              913,753              973,559          1,227,411
Other real estate owned                 1,671,083            1,539,900            1,908,094            2,403,397          1,217,860
                                       ----------           ----------           ----------           ----------         ----------
Total nonperforming assets             $3,995,034           $5,412,130           $5,355,004           $4,735,757         $3,725,954
                                       ==========           ==========           ==========           ==========         ==========

RATIOS:
Nonperforming loans (excluding
  restructured loans) to total loans          .49%                1.44%                1.28%                 .66%               .88%
Nonperforming assets to total loans
  plus other real estate owned               1.25%                2.56%                2.68%                2.26%              2.51%
Allowance to nonperforming assets           79.64%               50.06%               43.62%               47.75%             62.69%

         Accrual of interest is discontinued when either principal or interest becomes 90 days past due unless the loan is both well secured and in the process of collection, or in management's opinion, when reasonable doubt exists as to the full collection of interest or principal. Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $266,491, $401,099, and $289,782, respectively, in 1999, 1998, and 1997, compared with interest income recognized of $185,053, $274,557, and $252,930, respectively.

         At December 31, 1999, the Company had no significant loans which management designated as potential problem loans which have not been disclosed above as nonaccrual or past due loans.

         Habersham Bank held a concentration in mortgages for agribusiness purposes in the poultry industry which totaled approximately $9 million, or approximately 2.8% of total net loans at December 31, 1999 and which totaled approximately $10 million, or approximately 4.7% of total net loans at December 31, 1998.


INVESTMENT SECURITIES

         The Company has classified its investment securities as available for sale, held to maturity, or trading. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 1999, approximately $38.8 million of investment securities were classified as available for sale. Approximately $974,000 of net unrealized loss, net of income taxes, was included in shareholders' equity related to the available for sale investment securities.

         On September 30, 1998, the Company exercised its previously acquired option to purchase a 26.5% interest in Empire Bank Corp. ("Empire"), Homerville, Georgia at a total cost of $3,017,406. Subsequent to the Company acquiring its option to purchase this interest in Empire, Empire entered into a definitive agreement to be acquired by FLAG Financial Corp. ("FLAG"). Upon the exchange of its common stock in Empire for the common stock of FLAG during December 1998, the Company recorded the investment in the common stock of FLAG as a trading security and recorded an unrealized gain of $478,134 which is reflected in earnings. During 1999, the Company recorded an unrealized loss of $1,190,820 related to the trading securities.

         The following table sets forth the carrying amounts of investment securities at December 31, 1999, 1998, and 1997.


                                                      1999                 1998                 1997
Investment securities available for sale:
    U.S. Treasury                                  $        --          $   200,812          $   201,438
    U.S. Government agencies                        23,049,452           31,678,154           20,982,863
    States & political subdivisions                 14,430,944           13,767,110           11,345,182
    Other investments                                1,339,431              693,936              694,940
                                                   -----------          -----------          -----------
      Total                                        $38,819,827          $46,340,012          $33,224,423
                                                   ===========          ===========          ===========

Investment securities held to maturity:
    U.S. Government agencies                       $ 3,535,356          $ 3,911,279          $ 1,351,357
    States & political subdivisions                 10,666,346           11,600,284            9,954,423
    Other investments                                       --               99,000               99,000
                                                   -----------          -----------          -----------
      Total                                        $14,201,702          $15,610,563          $11,404,780
                                                   ===========          ===========          ===========

Trading securities                                 $ 1,714,720          $ 3,495,540                   --
                                                   ===========          ===========

         The following table sets forth the maturities of investment securities at December 31, 1999 and the related weighted yields of such securities on a tax equivalent basis (assuming a 34% tax rate).




                                                                              MATURING IN
                                                    ONE YEAR             1-5                5-10                 AFTER 10
                                                     OR LESS            YEARS               YEARS                  YEARS

Investment securities available for sale:
Carrying Value:

 U.S. Government agencies                          $  624,983        $  675,131           $2,701,346           $19,047,992
 States & political subdivisions                      872,574         3,936,830            2,765,408             6,856,132
 Other investments                                  1,339,431

Weighted average yields:

 U.S. Government agencies                                4.04%             6.05%                6.33%                 6.34%
 States & political subdivisions                         7.15%             7.20%                7.86%                 7.85%

Investment securities held to maturity:
Carrying Value:
 U.S. Government agencies                          $       --        $  105,622           $  779,977           $ 2,649,757
 States & political subdivisions                      721,049         3,997,521            2,530,992             3,416,784


Weighted average yields:
 U.S. Government agencies                                  --              6.29%                6.00%                 7.43%
 States & political subdivisions                         7.53%             7.16%                7.68%                 6.96%


         No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's shareholders' equity at December 31, 1999.


OTHER STOCK INVESTMENT

         In May 1999, the Company exercised its previously acquired option to purchase a 45.91% interest in CB Financial Corp., Warrenton, Georgia, at a total cost of $2,963,757, including direct costs of acquisition of $115,468. In connection with this purchase, the Company issued 207,713 shares of its common stock valued at $2,847,883 and cash of $406 in exchange for 27,574 shares of common stock of CB Financial Corp. The investment in CB Financial Corp. is accounted for using the equity method. Included in the initial investment in CB Financial Corp. common stock was approximately $1,278,000 in excess cost over the Company's underlying equity in the net assets of this investee. For the year ended December 31, 1999, the Company recorded $211,279 as equity in earnings of CB Financial Corp. Amortization of related excess cost over basis in CB Financial Corp. common stock for 1999 totaled $49,707. The assets of CB Financial Corp. as of December 31, 1999 totaled approximately $41,889,000 and net income for the year ended December 31, 1999 totaled approximately $83,000.


DEPOSITS

         Average deposits increased approximately $19.5 million and $36.3 million during 1999 and 1998, respectively.

         The following table sets forth the average amount of deposits and average rate paid on such deposits for each category which exceeds 10% of average total deposits for the years ended December 31, 1999, 1998, and 1997.


                                               1999                          1998                       1997
                                             AVG. AMT        AVG           AVG. AMT      AVG          AVG. AMT         AVG
                                           OUTSTANDING      RATE         OUTSTANDING    RATE         OUTSTANDING      RATE

Interest bearing demand deposits          $ 60,548,509      2.58%       $ 53,598,039    3.20%       $ 44,119,467      3.10%
Nonininterest bearing demand deposits       27,967,073       n/a          27,892,056     n/a          25,026,047       n/a
Time certificates of deposit               197,166,960      5.48%        184,802,058    5.94%        161,251,544      5.86%

         At December 31, 1999, time certificates of deposit of $100,000 or more totaled $78,399,152. The maturities of all time certificates of deposit over $100,000 are as follows:


         3 months or less                             $19,079,280
         Over 3 but less than 6 months                 20,333,174
         Over 6 but not more than 12 months            26,182,545
         Over 1 year but not more than 5 years         12,804,153
                                                      -----------
       TOTAL                                          $78,399,152
                                                      ===========

BORROWINGS

         Borrowings increased approximately $42.5 million during 1999 as compared to 1998 as a result of borrowings of approximately $23.4 million from the Federal Home Loan Bank, approximately $11.2 million in repurchase agreement advances drawn at Compass Bank, and federal funds purchased of approximately $8.1 million, offset by repayments of $750,000 to the National Bank of Commerce of Birmingham. Borrowings increased approximately $28.6 million during 1998 as compared with 1997 as a result of borrowings of approximately $28.4 million from the Federal Home Loan Bank and a $2.7 million note payable to the National Bank of Commerce of Birmingham in connection with the purchase of Empire common stock offset by repayments of approximately $2.5 million.


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

         Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 1999, that the Company meets all capital adequacy requirements to which it is subject.

         As of December 31, 1999, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as adequately under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's categories.

         The Company's actual capital amounts and ratios as of December 31, 1999 follows (in thousands):



                                                                                                           TO BE WELL
                                                                                                          CAPITALIZED
                                                                                                          UNDER PROMPT
                                                                                                           CORRECTIVE
                                                                                FOR CAPITAL                  ACTION
                                                          ACTUAL             ADEQUACY PURPOSES             PROVISIONS
                                                   AMOUNT       RATIO         AMOUNT    RATIO         AMOUNT         RATIO
As of December 31, 1999
Total Capital (to risk-weighted assets):
  The Company                                      $36,726      10.71%       $27,422      8%              N/A         N/A
  Habersham Bank                                    31,990       9.46%        27,043      8%          $33,804          10%


Tier I Capital (to risk-weighted assets):
  The Company                                      $33,544       9.79%       $13,711      4%              N/A         N/A
  Habersham Bank                                    28,808       8.52%        13,521      4%          $20,282           6%

Tier I Capital (to average assets):
  The Company                                      $33,544       7.66%       $17,506      4%              N/A         N/A
  Habersham Bank                                    28,808       6.58%        17,504      4%          $21,880           5%

         While management believes that the current level of capital is sufficient for the current and foreseeable needs of the Company, capital needs are continually evaluated by management.

         Cash dividends were paid at a rate of $.05 per share in March, June, September, and December 1999. Cash dividends were paid at a rate of $.04 per share in March, June, September, and December of 1998. Cash dividends were paid at a rate of $.035 per share in March, June, September, and December 1997.

         Management is not aware of any required regulatory changes or any recommendation by any regulatory authority which will have a material effect on the Company's liquidity, capital or results of operations.


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

         The relative interest rate sensitivity of the Company's assets and liabilities indicates the extent to which the Company's net interest income may be affected by interest rate movements. The Company's ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap by subtracting interest sensitive liabilities from interest sensitive assets, as reflected in the following table. Such an interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves.

INTEREST RATE SENSITIVITY ANALYSIS
                                             DUE IN        DUE AFTER       DUE AFTER       DUE AFTER      DUE AFTER        TOTAL
                                  YIELD/     THREE       THREE THROUGH    SIX THROUGH     ONE THROUGH       FIVE
INTEREST EARNING ASSETS:          RATE       MONTHS       SIX MONTHS     TWELVE MONTHS     FIVE YEARS       YEARS

 Investment securities            5.36%   $  1,051,593   $     621,983   $     867,406    $ 11,919,230   $38,561,317   $ 53,021,529
 Loans                            9.20%    145,919,537      26,040,131      36,604,555     101,449,823    55,484,640    365,498,686
                                  ----    ------------   -------------   -------------    ------------   -----------   ------------
 Total earning assets             8.59%    146,971,130      26,662,114      37,471,961     113,369,053    94,045,957    418,520,215
                                  ----    ------------   -------------   -------------    ------------   -----------   ------------

INTEREST BEARING LIABILITIES:

Deposits:
  Money Market and NOW            2.58%     55,337,836              --              --              --            --     55,337,836
  Savings                         2.26%      7,871,532              --              --              --            --      7,871,532
  Certificates of
    deposit                       5.48%     48,767,995      65,693,804      65,972,034      48,637,912            --    229,071,745
  Short-term
    borrowings                    5.75%     97,233,020              --       1,950,000              --            --     99,183,020
                                  ----    ------------   -------------   -------------    ------------   -----------   ------------
Total interest bearing
  liabilities                     4.93%    209,210,383      65,693,804      67,922,034      48,637,912            --    391,464,133
                                  ----    ------------   -------------   -------------    ------------   -----------   ------------

INTEREST RATE MARGIN              4.11%
                                  ====

Excess (deficiency) of interest earning
 assets over (to) interest
 bearing liabilities                      $(62,239,253)  $ (39,031,690)  $ (30,450,073)   $ 64,731,141   $94,045,957   $ 27,056,082
                                          ============   =============   =============    ============   ===========   ============

Cumulative gap                            $(62,239,253)  $(101,270,943)  $(131,721,016)   $(66,989,875)  $27,056,082

Ratio of cumulative gap to
 total cumulative earning assets                (42.35)%        (58.32)%        (62.40)%        (20.65)%        6.46%
Ratio of interest earning assets to
 interest bearing liabilities                    70.25%          63.16%          61.58%          82.89%       106.91%


         The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 60% to 140% at the less-than one-year-time frame. At December 31, 1999, the Company was able to meet such objective. The interest rate sensitivity analysis has a negative one year gap of approximately $131.7 million (excess of interest bearing liabilities to interest earning assets repricing within one year). However, the Company's experience has shown that NOW, IMMA, and Savings deposits of approximately $63.2 million are less sensitive to short term rate movements.


MARKET RISK

         Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods.

         Market risk arises primarily from interest rate risk inherent in the Company's lending and deposit taking activities. The structure of the Company's loan and deposit portfolios is such that a significant decline in the prime rate may adversely impact net market values and interest income. Management seeks to manage this risk through the use of its investment securities portfolio. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the portfolio. The Company is also subject to equity risk as a result of changes in market values on the trading securities.

         The table below presents in tabular form the contractual balances and the estimated fair value of the Company's balance sheet financial instruments and their expected maturity dates as of December 31, 1999. The expected maturity categories take into consideration historical prepayments experience as well as management's expectations based on the interest rate environment as of December 31, 1999.

MARKET RISK INFORMATION
(IN THOUSANDS)


                                                               PRINCIPAL/NOTIONAL AMOUNT MATURING IN:                        FAIR
                                     2000          2001        2002       2003      2004     THEREAFTER      TOTAL          VALUE
RATE-SENSITIVE ASSETS:
Fixed interest rate
 loans                            $  59,523     $ 15,200     $12,202    $ 5,269   $ 8,030      $55,850     $156,074       $156,529
Average interest rate                  7.95%        9.17%       9.18%      8.83%     8.71%        9.12%        8.65%

Variable interest rate
 loans                              149,043       10,247       4,245     14,485    31,405           --      209,425        204,334
Average interest rate                  9.37%        7.49%       7.49%      6.63%     6.63%          --%        8.64%

Fixed interest rate
 securities                           1,754        2,067       2,127      2,653     1,585       40,977       51,163         50,653
Average interest rate                  6.25%        5.04%       4.58%      4.79%     5.28%        5.95%        5.78%

Variable interest rate
 securities                             595           --          --        180        --        1,084        1,859          1,831
Average interest rate                  4.25%          --%         --%      4.08%       --         5.96%          --%

RATE-SENSITIVE LIABILITIES:
Savings and interest
  bearing checking                   63,209           --          --         --        --           --       63,209         63,209
Average interest rate                  2.55%          --%         --%        --%       --%          --%        2.55%

Fixed interest rate
  time deposits                     180,230       25,806      13,298      8,855       664           --      228,853        234,809
Average interest rate                  5.63%        5.84%       6.09%      5.75%     5.52%          --%        5.68%

Variable interest rate
  time deposits                         183           35          --         --        --           --          218            223
Average interest rate                  5.44%        5.31%         --%        --%       --%          --%        5.42%

Variable interest rate
  borrowings                         99,183           --          --         --        --           --       99,183         99,183
Average interest rate                  5.75%          --%         --%        --%       --%          --%        5.75%


The trading securities of $1,714,720 are subject to changes in market values.


INFLATION

         The Company's assets and liabilities are generally monetary in nature. Therefore, interest rates have a greater impact on the Company's performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services. See "Interest Rate Sensitivity" above.


LIQUIDITY

         Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or borrowers needing loans, and the ability of the Company to meet those requirements.

         The Company's liquidity program is designed and intended to provide guidance in funding the credit and investment activities of the Company while at the same time ensuring that the deposit obligations of the Company are met on a timely basis. In order to permit active and timely management of assets and liabilities, these accounts are monitored regularly in regard to volume, mix, and maturity.

         The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled repayments on the Company's loans and interest on and maturities of its investments. Sales of investment securities available for sale represent another source of liquidity to the Company. The Company may also utilize its cash and due from banks and federal funds sold to meet liquidity requirements as needed.

         The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $20,000,000. Presently, the Company has made arrangements with commercial banks for short-term advances up to $12,000,000 under a repurchase agreement line of credit, in addition to a total available line of $133,000,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank.

         Habersham Bank's liquidity policy requires a minimum ratio of 20% of cash and certain short-term investments to net withdrawable deposit accounts. The Bank's liquidity ratios at December 31, 1999 and 1998 were 23.72% and 23.97%, respectively.


RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities -- Deferral of the Effective Date of FASB Statement No, 133", an amendment of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. The Company does not believe the provisions of SFAS No. 133 will have a significant impact on the financial statements upon adoption.


YEAR 2000

         The Company's Year 2000 Committee, the Year 2000 Contingency Committee, and the Customer Awareness Committee were responsible for the implementation of various phases of the Year 2000 Action Plan.

         Habersham Bank opened for business January 1, 2000, completing a successful Year 2000 transition. No disruption in services was noted; however, monitoring of all systems will continue well into 2000. No problems relating to borrowers or vendors have been noted.

         Costs incurred related to Year 2000 readiness of approximately $108,000 were incurred during 1999. These costs consisted primarily of capital expenditures to upgrade computer systems. For the year ended December 31, 1998, costs incurred for Year 2000 related upgrades of computer equipment and software totaled approximately $15,000 and were included in other operating expenses.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)     QUARTER ENDED

                                   MARCH 30   JUNE 30   SEPT. 30   DEC. 31
                           (Dollars in thousands, except per share amounts)
   1999:
      Interest income                $7,157    $7,609     $8,303   $9,075
      Net interest income             3,511     3,807      4,138    4,171
      Net income                        204       548        495      507
      Per share - basic                 .08       .21        .18      .19
      Per share - diluted               .08       .21        .18      .19

   1998:
      Interest income                $6,910    $7,226     $7,366   $7,457
      Net interest income             3,420     3,446      3,513    3,489
      Net income                        443       419        604      592
      Per share - basic                 .18       .17        .25      .24
      Per share - diluted               .18       .17        .24      .24


         Cash dividends were paid on a quarterly basis at a rate of $.05 per share of common stock in 1999 and $.04 per share of common stock in 1998.

         The common stock of the Company is traded on the Nasdaq Stock Market ("NASDAQ") under the symbol HABC. At December 31, 1999 the Company had approximately 601 shareholders of record. The following table sets forth the high and low sales prices of the Company's common stock on a quarterly basis for the last two fiscal years.

     1999:                   HIGH        LOW
     Fourth Quarter         14.50       12.75
     Third Quarter          16.00       12.625
     Second Quarter         18.00       12.625
     First Quarter          16.00       13.50


     1998:                   HIGH        LOW
     Fourth Quarter         17.00       14.00
     Third Quarter          18.75       16.00
     Second Quarter         20.25       18.13
     First Quarter          20.50       18.50


Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Market Risk" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in the Company's annual report to shareholders and incorporated herein by reference.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets of the Company and subsidiaries as of December 31, 1999 and 1998, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows and notes to the consolidated financial statements for each of the years in the three-year period ended December 31, 1999, and the reports issued thereon by the Company's independent public accountants are attached hereto as Exhibit 13 and are incorporated herein by reference.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None

                           PART III

Item 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         Information concerning the Company's directors and executive officers appears in the Proxy Statement under the headings "Election of Directors-Nominees" and "--Compliance with Section 16(a) of the Exchange Act" and "Executive Officers" and is incorporated by reference herein.


Item 11.  EXECUTIVE COMPENSATION

         Information concerning the compensation of the Company's management appears in the Proxy Statement under the headings "Executive Compensation" and "Election of Directors--Compensation of Directors" and is incorporated by reference herein.


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

10.2*    Habersham Bancorp Incentive Stock Option Plan, as amended February 26,
         1994. (4)

10.3*    Habersham Bancorp Outside Directors Stock Option Plan. (5)

10.4*    Habersham Bancorp 1996 Incentive Stock Option Plan, as amended by the
         First Amendment thereto dated January 29, 2000. (6)

10.5*    Mortgage Banking Agreement Dated as of January 2, 1996 among Habersham
         Bancorp, Habersham Bank, BancMortgage Financial Corp. and Robert S.
         Cannon and Anthony L. Watts. (7)

13.0     Financial statements and notes thereto contained in the Habersham
         Bancorp 1999 Annual Report.

21.0     Subsidiaries of Habersham Bancorp.

23.1     Independent Accountants' Consent

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

    (b)  Reports on Form 8-K:

    No reports on Form 8-K were filed during the last quarter of the year ended December 31, 1999.

                                  SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              HABERSHAM BANCORP (Registrant)

    /s/ David D. Stovall             Date:   March 29, 2000
    --------------------                   -----------------
By: Director, President and
    Chief Executive Officer


    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.


     Signature                        Title                          Date
                                      -----                          ----
/s/ Thomas A. Arrendale, Jr.     Chairman of the Board        March 29, 2000
----------------------------     and Director

/s/ Thomas A. Arrendale, III     Vice Chairman of the Board   March 29, 2000
----------------------------     and Director


/s/ David D. Stovall             Director, President and      March 29, 2000
----------------------------     Chief Executive Officer *


/s/ James Holcomb                Director                     March 29, 2000
----------------------------

/s/ James A. Stapleton, Jr.      Director                     March 29, 2000
----------------------------

/s/ Calvin R. Wilbanks           Director                     March 29, 2000
----------------------------

* Principal financial officer, principal executive officer, controller and principal accounting officer.

                                 EXHIBIT INDEX

Exhibit
  No.                     Document
-------                   --------
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

10.2*    Habersham Bancorp Incentive Stock Option Plan, as amended February 26,
         1994. (4)

10.3*    Habersham Bancorp Outside Directors Stock Option Plan. (5)

10.4*    Habersham Bancorp 1996 Incentive Stock Option Plan, as amended by the
         First Amendment thereto dated January 29, 2000. (6)

10.5*    Mortgage Banking Agreement Dated as of January 2, 1996 among Habersham
         Bancorp, Habersham Bank, BancMortgage Financial Corp. and Robert S.
         Cannon and Anthony L. Watts. (7)

13.0     Financial statements and notes thereto contained in the Habersham
         Bancorp 1999 Annual Report.

21.0     Subsidiaries of Habersham Bancorp.

23.1     Independent Accountants' Consent

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