Form 10-Q
period 2000-03-31
HABERSHAM BANCORP
filed 2000-05-10
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            __x___ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000


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

                                                  Yes [x]    No _____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

 2,698,746 shares, common stock, $1.00 par value, as of April 30, 2000

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS                                           MARCH 31, 2000    DECEMBER 31, 1999
Cash and due from banks                           $   8,850           $  14,517
Federal funds sold                                    3,980                  --
Investment securities available for sale
 (cost of $40,641 at March 31, 2000 and
  $40,295 at December 31, 1999)                      39,206              38,820
Investment securities held to maturity
 (estimated fair values of $13,530 at
  March 31, 2000 and $13,664 at
  December 31, 1999)                                 14,111              14,202
Trading securities                                    1,562               1,715
Other investments                                     7,650               7,554

Loans held for sale                                  44,931              48,187

Loans                                               332,983             317,312
  Less allowance for loan losses                     (3,239)             (3,182)
                                                  ---------           ---------
    Loans, net                                      329,744             314,130
                                                  ---------           ---------

Intangible assets                                     2,828               2,892
Other assets                                         19,595              19,959
                                                  ---------           ---------
    TOTAL ASSETS                                  $ 472,457           $ 461,976
                                                  =========           =========

LIABILITIES
Non-interest bearing deposits                     $  29,257           $  25,139
Interest bearing deposits                           296,846             292,281
Short-term borrowings                                   992                 692
Federal funds purchased and securities
  sold under repurchase agreements                   18,200              19,290
Other borrowings                                      1,950               1,950
Federal Home Loan Bank Advances                      73,765              77,251
Other liabilities                                    15,474               9,944
                                                  ---------           ---------
    TOTAL LIABILITIES                               436,484             426,547
                                                  ---------           ---------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized;
 2,698,746 shares issued                              2,699               2,699
Additional paid-in capital                           12,417              12,417
Retained earnings                                    21,804              21,287
Accumulated other comprehensive loss                   (947)               (974)
                                                  ---------           ---------
    TOTAL SHAREHOLDERS' EQUITY                       35,973              35,429
                                                  ---------           ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                      $ 472,457           $ 461,976
                                                  =========           =========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended March 31, 2000 and 1999 (dollars in thousands, except per share amounts)

INTEREST INCOME                                          2000                  1999
Loans                                               $     8,479           $     6,142
Investment securities                                       758                   806
Federal funds sold                                            4                    56
Other                                                       170                   153
                                                    -----------           -----------
  TOTAL INTEREST INCOME                                   9,411                 7,157

INTEREST EXPENSE
Time deposits, $100,000 and over                          1,151                   800
Other deposits                                            2,607                 2,186
Short-term and other borrowings, primarily
  FHLB advances                                           1,360                   660
                                                    -----------           -----------
  TOTAL INTEREST EXPENSE                                  5,118                 3,646

NET INTEREST INCOME                                       4,293                 3,511
Provision for loan losses                                   120                   231
                                                    -----------           -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                4,173                 3,280

NONINTEREST INCOME
  Gain on sale of loans                                   2,613                 2,625
  Loan fee income                                           582                   678
  Service charges on deposits                               169                   167
  Other service charges and commissions                      85                    72
  Travel service income                                      --                   337
  Securities gains, net                                      --                    21
  Unrealized loss on trading securities                    (153)                 (531)
  Other income                                              423                   267
                                                    -----------           -----------
    Total other income                                    3,719                 3,636

NONINTEREST EXPENSE
  Salary and employee benefits                            4,515                 4,247
  Occupancy                                                 872                   707
  Travel service expense                                     --                   303
  Computer services                                         124                   163
  General and administrative expense                      1,488                 1,240
                                                    -----------           -----------
    Total other expense                                   6,999                 6,660

INCOME BEFORE INCOME TAXES                                  893                   256
Income tax expense                                          214                    52
                                                    -----------           -----------
NET INCOME                                          $       679           $       204
                                                    ===========           ===========
NET INCOME PER COMMON SHARE - BASIC                 $       .25           $       .08
                                                    ===========           ===========
NET INCOME PER COMMON SHARE - DILUTED               $       .25           $       .08
                                                    ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    2,698,746             2,448,650
                                                    ===========           ===========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING              2,698,746             2,448,650
                                                    ===========           ===========

Dividends per share                                 $       .06           $       .05
                                                    ===========           ===========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 2000 and 1999 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                             2000              1999
  Net income                                                 $     679           $     204
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                                    120                 231
      Depreciation                                                 337                 332
      Gain on sale of investment securities                         --                 (21)
      Unrealized holding loss on trading securities                153                 531
      Loss (gain) on sale of other real estate                       2                  (7)
      Net gain on sale of loans                                 (2,613)             (2,625)
      Amortization of intangible assets                             86                 107
      Equity in earnings of investee                               (45)                 --
      Deferred income tax benefit                                  (13)                 (8)
      Proceeds from sale of loans held for sale                120,357             158,264
      Net increase in loans held for sale                     (114,506)           (154,209)

  Changes in assets and liabilities:
     Decrease in interest receivable                                74                  70
     Increase in other assets                                     (141)               (121)
     Decrease in interest payable                                 (251)               (793)
     Increase in other liabilities                               5,781               1,377
                                                             ---------           ---------
  Net cash provided by operating activities                     10,020               3,332
                                                             ---------           ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
    Proceeds from maturity                                       1,706               3,614
    Proceeds from sale                                              --               2,781
    Purchases                                                   (2,052)             (5,392)
  Investment securities held to maturity:
    Proceeds from maturity                                         589                 777
    Purchases                                                     (498)             (1,233)
  Other investments:
    Proceeds from sale                                             711               1,754
    Purchases                                                     (812)               (665)
  Loans:
    Proceeds from sale                                           3,825              16,098
    Net increase in loans                                      (19,246)            (24,172)
    Purchases of premises and equipment                           (353)               (239)
    Proceeds from sale of other real estate                        151                  15
    Dividends received from other investment                        27                  --
                                                             ---------           ---------
    Net cash used in investing activities                      (15,952)             (6,662)
                                                             ---------           ---------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Three-Month Periods Ended March 31, 2000 and 1999 (dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:                                 2000               1999
  Net increase in deposits                                            8,683                158
  Net increase in short-term borrowings                                 300              7,647
  Net decrease in federal funds sold and
    securities sold under repurchase agreements                      (1,090)                --
  Repayment of Federal Home Loan Bank advances, net                  (3,486)            (1,747)
  Cash dividends paid                                                  (162)              (122)
                                                                   --------           --------
    Net cash provided by financing activities                         4,245              5,936
                                                                   --------           --------

Decrease (increase) in cash and cash equivalents                     (1,687)             2,606

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                      14,517             14,099
                                                                   --------           --------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                          $ 12,830           $ 16,705
                                                                   ========           ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $  5,369           $  4,439
  Income taxes                                                          411                 --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Loans granted to facilitate the sale
  of other real estate                                             $    294           $     --
Unrealized gain (loss) on investment securities
  available for sale, net of tax effect                                  27               (138)


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

    The condensed consolidated financial statements included herein should be read in conjunction with the Company's 1999 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999.

    Certain reclassifications have been made to the prior periods in order to conform to classifications adopted in the current period.


2.  Accounting Policies

    Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 1999. The Company has consistently followed those policies in preparing this report.


3. Other Comprehensive Income

   "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted SFAS No. 130 effective January 1, 1998. Comprehensive income for the three months ended March 31, 2000 and 1999 was $706,000 and $66,000, respectively.


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

5. Segment Information

    The Company has two significant reportable segments: banking and mortgage banking. The Company offers traditional banking services through Habersham Bank and Security State Bank, which has operated as a division of Habersham Bank since the consolidation of its charter with that of Habersham Bank effective June 30, 1999. The Company originates and sells loans in the secondary market through its mortgage banking segment, BancMortgage Financial Corp.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income of the respective segments.

At and for the three months ended March 31, 2000

                                                  Mortgage
                                     Banking       Banking        Eliminations      Other     Eliminations  Consolidated
Interest income                    $  8,730       $    876        $   (209)       $    14        $  --        $  9,411
Interest expense                      4,762            525            (209)            40           --           5,118

Provision for loan losses               120             --              --             --           --             120
Gain on sale of loans                    18          2,595              --             --           --           2,613
Other noninterest income                605            892            (394)           345         (342)          1,106
Depreciation on premises &
  equipment                             195            122              --             20           --             337
Other noninterest expense             2,724          4,104            (381)           557         (342)          6,662
Income tax expense (benefit)            444           (141)             (5)           (84)          --             214
Net income (loss)                       976           (116)             (8)          (173)          --             679

Total assets                       $436,308       $ 48,787        $(17,738)       $ 5,264        $(164)       $472,457



At and for the three months ended March 31, 1999

                                                 Mortgage
                                     Banking      Banking       Eliminations     Other      Eliminations  Consolidated
Interest income                    $  6,340       $   981       $   (201)       $    37        $  --        $  7,157
Interest expense                      3,184           614           (201)            49           --           3,646

Provision for loan losses               109           122             --             --           --             231
Gain on sale of loans                   170         2,455             --             --           --           2,625
Other noninterest income                517         1,086           (459)           195         (328)          1,011
Depreciation on premises &
  equipment                             221            94             --             17           --             332
Other noninterest expense             2,731         3,566           (542)           897         (324)          6,328
Income tax expense (benefit)            172            44             27           (191)          --              52
Net income (loss)                       610            82             56           (540)          (4)            204

Total assets                       $341,712       $73,405       $(27,532)       $ 3,463        $(393)       $390,655

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.


HABERSHAM BANCORP AND SUBSIDIARIES

Organization

    Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), and Advantage Insurers, Inc. ("Advantage Insurers"). Effective June 30, 1999, the Company consolidated the charters of Habersham Bank and Security State Bank, which had until that date been a wholly owned subsidiary of the Company. As a result of this consolidation, Security State Bank now functions as a division of Habersham Bank. Effective September 30, 1999, the Bank ceased operations of its travel agency subsidiary, Appalachian Travel Service, Inc. ("Appalachian"). Net income of such business for all periods presented is not significant. The Advantage Group, Inc. is a non-bank subsidiary which engages in the business of providing marketing and advertising services. Advantage Insurers, which began operations on March 31, 1997, offers a full line of property, casualty, and life insurance products.

    The Advantage Group, Inc., Appalachian, and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company. Management's discussion and analysis, which follows, relates primarily to Habersham Bank and BancMortgage.

    BancMortgage was organized in 1996 as a full service mortgage and construction lending company located in the northern Atlanta metropolitan area. During 1997, BancMortgage acquired for approximately $60,000 the assets and certain liabilities of The Prestwick Mortgage Group, a national investment banking and advisory firm specializing in the brokerage and evaluation of mortgage-related assets. Concurrent with this acquisition of The Prestwick Mortgage Group, BancMortgage also formed BancFinancial Services Corporation, a full-service wholesale mortgage lender specializing in sub-prime mortgage loans. The Prestwick Mortgage Group and BancFinancial Services Corporation are based in Virginia.

    During 1999, BancMortgage formed a wholly owned subsidiary, BancMortgage Reinsurance LTD., a reinsurance company incorporated in Turks and Caicos. The subsidiary provides insurance to companies offering private mortgage insurance. Also during the fourth quarter of 1999, BancMortgage acquired the assets of Fidelity Group. This acquisition was accounted for as a purchase with a purchase price of $390,031.


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


Material Changes in Financial Condition

    The Company's total assets increased approximately $10 million during the first quarter of 2000 as a result of an increase in real estate secured loans in the loan portfolio of Habersham Bank of approximately $15 million offset by decreases in cash and cash equivalents of approximately $2 million and a reduction in mortgage loans held for sale of approximately $3 million. The increase was funded primarily by an increase in deposits of approximately $9 million.

    Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets decreased $383,000 or 9.58% from December 31, 1999 to March 31, 2000. The decrease for 2000 was primarily due to the sale of other real estate by Habersham Bank for approximately $450,000, a reduction of approximately $29,000 in nonaccrual loans, and a decrease of approximately $35,000 related to restructured loans. These decreases were offset by increases in 90 days past due loans of approximately $131,000.

    Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of risk in the loan portfolio. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses which considers factors such as classified and past due loans as well as portfolio growth and diversification. A provision for loan losses in the amount of $120,000 was charged to expense for the quarter ended March 31, 2000. This provision for losses exceeded the net charge-offs for the first quarter which totaled approximately $63,000. At March 31, 2000 and December 31, 1999, the ratio of allowance for loan losses to total loans was .97% and 1.00%, respectively. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

    The Company had impaired loans of $1,174,622 and $1,203,471 as of March 31, 2000 and December 31, 1999, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the three-month periods ended March 31, 2000 and 1999 was not material.

    The Company's other real estate totaled $1,221,084 and $1,671,084 as of March 31, 2000 and December 31, 1999, respectively. The decrease was due to the sale of property.


Material Changes in Results of Operations

    Total interest income for the first quarter of 2000 increased $2,254,000 or 31.49%, when compared to the first quarter of 1999. Interest income from loans increased $2,337,000 or 38.05% due to increases in the loan portfolio of Habersham Bank. Loan yields increased by .43% to 9.41% for the first quarter of 2000 compared to 8.98% for the first quarter of 1999.

    Interest income from investment securities decreased $48,000 or 5.96% for the first quarter of 2000 when compared to the first quarter of 1999. The decrease in interest income from investments was primarily due to decreases in the investment portfolio of Habersham Bank. Average yields on investment securities increased by .52% to 5.75% for the first quarter of 2000 compared to 5.23% for the first quarter of 1999.

    Total interest expense for the first quarter of 2000 increased $1,472,000 or 40.37%, when compared to the first quarter of 1999. Interest expense on deposits increased $772,000 or 25.85%, when compared to the first quarter of 1999 due to changes in the mix of the deposit portfolio and a rising interest rate environment. Total average deposits increased approximately $38 million or 14.91% when compared to the first quarter of 1999. Average certificates of deposit increased approximately $44 million offset by decreases in average NOW and other deposit accounts of approximately $5.5 million.

    Average rates on total deposits increased by .45% to 5.18% during the first quarter of 2000 compared to 4.73% for the first quarter of 1999. Average rates for NOW and other deposit accounts and certificates of deposit increased to 2.62% and 5.88%, respectively, during the first quarter of 2000 compared to 2.55% and 5.54%, respectively, during the first quarter of 1999.

    Interest expense on short-term and other borrowings increased $700,000 or 106.06% when compared to the first quarter of 1999 primarily due to an increase in average borrowings of approximately $43 million or 86.23% when compared to the first quarter of 1999. Average rates on borrowings increased by .57% to 5.86% for the first quarter of 2000 compared to 5.29% for the first quarter of 1999.

    Net interest income increased approximately $782,000 or 22.27%, for the first quarter of 2000 as a result of the items discussed above.

    The net interest margin of the Company, net interest income divided by average earning assets, was 3.98% for the first quarter of 2000 compared to 4.05% for the first quarter of 1999. The decrease in net interest margin resulted primarily from increases in interest rates paid on deposits and borrowings and an increase in the average balances in borrowings offset by increases in the yield on loans and securities.

    Noninterest income increased $83,000 or 2.28% for the first quarter of 2000 over the same period in 1999. This increase resulted primarily from increases in activity at BancMortgage Reinsurance LTD, The Advantage Group, Inc. and income generated from investment in CB Financial Corp. of approximately $99,000, $56,000, and $45,000, respectively, offset by a decrease in travel service income resulting from the closing of Appalachian as well as a decrease in the unrealized loss on the trading securities recognized by the Company during the quarter.


    Noninterest expenses increased $339,000 or 5.09% for the first quarter of 2000 over the same period in 1999. This increase was due to increased salary and employee benefits, and occupancy expenses of approximately $268,000, and $165,000, respectively, offset by decreases in computer expenses of approximately $39,000. Salary and employee benefits increased primarily due to the production volume generated by BancMortgage, which compensates staff by commissions that are directly related to production volume, as well as annual salary adjustments. Salary and employee benefits and occupancy expenses also increased due to the acquisition of The Fidelity Group during the fourth quarter of 1999. General and administrative expenses increased approximately $248,000 for the first quarter of 2000 over the same period in 1999 primarily due to additional expenses relating to the expanded operations of BancFinancial Services, the Fidelity Group, and The Advantage Group, Inc. This increase was primarily related to increased other operating expenses, outside services, and other real estate expenses of approximately $300,000, $48,000, and $4,000, respectively, offset by reductions in advertising and public relations of approximately $102,000 and $4,000 in office supplies.

    Income tax expense for the three months ended March 31, 2000 and 1999 was $214,000 and $52,000, respectively. The effective tax rate for the three months ended March 31, 2000 and 1999 was 23.96% and 20.31%, respectively.


Liquidity and Capital Resources

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

    The Company's liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled repayments on the Company's loans and interest on and maturities of its investment securities. Sales of investment securities available for sale represent another source of liquidity to the Company. The Company may also utilize its cash and due from banks and federal funds sold to meet liquidity requirements as needed.

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

    Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank's liquidity ratios at March 31, 2000 and 1999 were 19.18% and 24.35%, respectively. Efforts are underway to bring the liquidity ratio up to the minimum by concentrating upon local deposit growth.

    At March 31, 2000, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Bank's ratios at March 31, 2000 follow:


                             Habersham              Habersham
                                Bank                 Bancorp
          Tier 1                8.49%                  9.70%
          Total Capital         9.43%                 10.62%
          Leverage              6.54%                  7.56%


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

    The interest rate sensitivity analysis, calculated as of March 31, 2000, below has a three month negative gap of approximately $66 million (interest bearing liabilities exceeding interest earning assets repricing within three months).


                                              DUE IN         DUE AFTER       DUE AFTER      DUE AFTER     DUE AFTER     TOTAL
                                               THREE     THREE THROUGH     SIX THROUGH    ONE THROUGH        FIVE
                                              MONTHS        SIX MONTHS    TWELVE MONTHS    FIVE YEARS       YEARS
INTEREST EARNING ASSETS:
 Federal funds sold                         $   3,980       $     --       $      --       $      --       $    --      $  3,980
 Investment securities                            399            435           1,679          14,333        36,471        53,317
 Loans                                        149,703         28,734          32,784         112,497        54,196       377,914
                                            ---------       --------       ---------       ---------       -------      --------
  Total interest earning assets               154,082         29,169          34,463         126,830        90,667       435,211
INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW                         55,475             --              --              --            --        55,475
  Savings                                       7,941             --              --              --            --         7,941
  Certificates of deposit                      73,355         40,020          58,666          61,389            --       233,430
 Borrowings                                    82,957          1,950              --              --        10,000        94,907
                                            ---------       --------       ---------       ---------       -------      --------
  Total interest bearing
   liabilities                                219,728         41,970          58,666          61,389        10,000       391,753



Excess(deficiency) of interest earning
 assets over(to) interest bearing
 liabilities                                $ (65,646)      $(12,801)      $ (24,203)      $  65,441       $80,667      $ 43,458
                                            =========       ========       =========       =========       =======      ========

Cumulative gap                              $ (65,646)      $(78,447)      $(102,650)      $ (37,209)      $43,458

Ratio of cumulative gap to total
 cumulative earning assets                     (42.61%)       (42.81%)        (47.15%)        (10.80%)        9.99%
Ratio of cumulative interest earning
  assets to cumulative interest bearing
  liabilities                                   70.12%         70.02%          67.96%          90.25%       111.09%

    Management strives to maintain the ratio of cumulative interest earning assets to cumulative interest bearing liabilities within a range of 60% to 140%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    As of March 31, 2000, there were no substantial changes from the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10K.

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

Exhibit No.      Document
-----------      --------
 3.1             Amended and restated Articles of Incorporation of Habersham Bancorp, as amended by amendments executed as of April 16, 1988 and April 17, 1995
                 (1) and as further amended by amendment executed as of April 15, 2000.

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

10.2*            Habersham Bancorp Incentive Stock Option Plan, as amended
                 February 26, 1994. (4)

10.3*            Habersham Bancorp Outside Directors Stock Option Plan. (5)

10.4*            Habersham Bancorp 1996 Incentive Stock Option Plan (6), as amended by the
                 First Amendment thereto dated January 29, 2000. (7)

10.5*            Mortgage Banking Agreement Dated as of January 2, 1996 among Habersham
                 Bancorp, Habersham Bank, BancMortgage Financial Corp. and Robert S.
                 Cannon and Anthony L. Watts.  (8)

10.6             Option Agreement dated as of March 11, 1998 by and among Habersham
                 Bancorp and certain shareholders of Empire Bank Corp. (9)

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

(7) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-k for the year ended December 31, 1999 (File No. 0-13153).

(8) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-13153).

(9) Incorporated herein be reference to exhibit of same number in the Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-13153).


* Indicates the Registrant's plans, management contracts and compensatory arrangements.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               HABERSHAM BANCORP
                                  (Registrant)


Date May 10, 2000                 /s/ David D. Stovall
                                  --------------------
                                  President and
                                  Chief Financial Officer
                                  (for the Registrant and as the
                                  Registrant's principal financial and
                                  accounting officer)