Form 10-Q
period 2000-06-30
HABERSHAM BANCORP
filed 2000-08-14
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

               [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
        For the quarterly period ended June 30, 2000


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

2,698,746 shares, common stock, $1.00 par value, as of July 31, 2000

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS                                               JUNE 30, 2000   DECEMBER 31, 1999

Cash and due from banks                               $   8,923        $  14,517
Investment securities available for sale
 (cost of $41,332 at June 30, 2000 and
  $40,295 at December 31, 1999)                          39,990           38,820
Investment securities held to maturity
 (estimated fair values of $13,471 at
  June 30, 2000 and $13,664 at
  December 31, 1999)                                     14,091           14,202
Trading securities                                        1,087            1,715
Other investments                                         8,409            7,554

Loans held for sale                                      56,899           48,187

Loans                                                   350,008          317,312
  Less allowance for loan losses                         (3,167)          (3,182)
                                                      ---------        ---------
    Loans, net                                          346,841          314,130
                                                      ---------        ---------

Intangible assets                                         2,766            2,892
Other assets                                             20,217           19,959
                                                      ---------        ---------
    TOTAL ASSETS                                      $ 499,223        $ 461,976
                                                      =========        =========
LIABILITIES
Non-interest bearing deposits                         $  27,512        $  25,139
Interest bearing deposits                               300,195          292,281
Short-term borrowings                                       692              692
Federal funds purchased and securities
  sold under repurchase agreements                       19,110           19,290
Other borrowings                                          1,950            1,950
Federal Home Loan Bank Advances                          94,380           77,251
Other liabilities                                        18,923            9,944
                                                      ---------        ---------
    TOTAL LIABILITIES                                   462,762          426,547
                                                      ---------        ---------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized;
 2,698,746 shares issued and
   outstanding in 2000 and 1999                           2,699            2,699
Additional paid-in capital                               12,417           12,417
Retained earnings                                        22,231           21,287
Accumulated other comprehensive loss                       (886)            (974)
                                                      ---------        ---------
    TOTAL SHAREHOLDERS' EQUITY                           36,461           35,429
                                                      ---------        ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                          $ 499,223        $ 461,976
                                                      =========        =========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended June 30, 2000 and 1999 (dollars in thousands, except per share amounts)


INTEREST INCOME                                          2000          1999
Loans                                                 $   9,274     $   6,713
Investment securities                                       789           746
Federal funds sold                                            9            25
Other                                                       152           125
                                                      ---------     ---------
  TOTAL INTEREST INCOME                                  10,224         7,609

INTEREST EXPENSE
Time deposits, $100,000 and over                          1,181           729
Other deposits                                            2,861         2,166
Short-term and other borrowings, primarily
  FHLB advances                                           1,849           907
                                                      ---------     ---------
  TOTAL INTEREST EXPENSE                                  5,891         3,802

NET INTEREST INCOME                                       4,333         3,807
Provision for loan losses                                   220           221
                                                      ---------     ---------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                4,113         3,586

NONINTEREST INCOME
  Gain on sale of loans                                   3,522         2,462
  Loan fee income                                           518           727
  Service charges on deposits                               191           159
  Other service charges and commissions                      82            80
  Travel service income                                      --           241
  Securities gains, net                                      --            (6)
  Unrealized (loss) gain on trading securities             (475)           76
  Other income                                              435           280
                                                      ---------     ---------
    Total other income                                    4,273         4,019

NONINTEREST EXPENSE
  Salary and employee benefits                            4,975         4,511
  Occupancy                                                 848           761
  Travel service expense                                     --           217
  Computer services                                         160           144
  General and administrative expense                      1,511         1,282
                                                      ---------     ---------
    Total other expense                                   7,494         6,915

INCOME BEFORE INCOME TAXES                                  892           690
Income tax expense                                          302           142
                                                      ---------     ---------
NET INCOME                                            $     590     $     548
                                                      =========     =========
NET INCOME PER COMMON SHARE - BASIC                   $     .22     $     .21
                                                      =========     =========
NET INCOME PER COMMON SHARE - DILUTED                 $     .22     $     .21
                                                      =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    2,698,746     2,611,792
                                                      =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING              2,698,746     2,640,227
                                                      =========     =========

Dividends per share                                        $.06          $.05
                                                           ====          ====


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Six-Month Periods Ended June 30, 2000 and 1999 (dollars in thousands, except per share amounts)

INTEREST INCOME                                         2000           1999
Loans                                                 $  17,754     $  12,855
Investment securities                                     1,547         1,552
Federal funds sold                                           13            81
Other                                                       321           277
                                                      ---------     ---------
  TOTAL INTEREST INCOME                                  19,635        14,765

INTEREST EXPENSE
Time deposits, $100,000 and over                          2,331         1,529
Other deposits                                            5,468         4,352
Short-term and other borrowings, primarily
  FHLB advances                                           3,210         1,567
                                                      ---------     ---------
  TOTAL INTEREST EXPENSE                                 11,009         7,448

NET INTEREST INCOME                                       8,626         7,317
Provision for loan losses                                   340           452
                                                      ---------     ---------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                8,286         6,865

NONINTEREST INCOME
  Gain on sale of loans                                   6,135         5,088
  Loan fee income                                         1,116         1,402
  Service charges on deposits                               360           326
  Other service charges and commissions                     167           151
  Travel service income                                      --           578
  Securities gains, net                                      --            16
  Unrealized loss on trading securities                    (628)         (456)
  Other income                                              858           550
                                                      ---------     ---------
    Total other income                                    8,008         7,655

NONINTEREST EXPENSE
  Salary and employee benefits                            9,491         8,758
  Occupancy                                               1,720         1,468
  Travel service expense                                     --           520
  Computer services                                         285           307
  General and administrative expense                      3,013         2,521
                                                      ---------     ---------
    Total other expense                                  14,509        13,574

INCOME BEFORE INCOME TAXES                                1,785           946
Income tax expense                                          516           194
                                                      ---------     ---------
NET INCOME                                            $   1,269     $     752
                                                      =========     =========
NET INCOME PER COMMON SHARE - BASIC                   $     .47     $     .30
                                                      =========     =========
NET INCOME PER COMMON SHARE - DILUTED                 $     .47     $     .29
                                                      =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                    2,698,746     2,530,672
                                                      =========     =========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING              2,699,703     2,561,167
                                                      =========     =========

Dividends per share                                        $.12          $.10
                                                           ====          ====

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six Month Periods Ended June 30, 2000 and 1999 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                    2000         1999

  Net income                                          $   1,269     $     752
  Adjustments to reconcile net income to net cash
   provided by operating activities:
      Provision for loan losses                             340           452
      Depreciation                                          684           691
      Gain on sale of investment securities                  --           (16)
      Unrealized holding loss on trading securities         628           456
      Loss (gain) on sale of other real estate               11           (11)
      Net gain on sale of loans                          (6,135)       (5,088)
      Amortization of intangible assets                     169           169
      Equity in earnings of investee                        (92)           --
      Deferred income tax benefit                           (26)          (16)
      Proceeds from sale of loans held for sale         267,658       318,554
      Net increase in loans held for sale              (270,287)     (296,336)

  Changes in assets and liabilities:
      Increase in interest receivable                      (345)          (88)
      Increase in other assets                             (453)         (228)
      Decrease in interest payable                         (109)         (848)
      Increase (decrease) in other liabilities            9,088        (1,392)
                                                      ---------     ---------
  Net cash provided by operating activities               2,400        17,051
                                                      ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
      Proceeds from maturity                              3,072         6,163
      Proceeds from sale                                     --         5,016
      Purchases                                          (4,109)       (6,152)
  Investment securities held to maturity:
      Proceeds from maturity                                610         2,487
      Purchases                                            (499)       (1,483)
  Other investments:
      Proceeds from sale                                    711         5,450
      Purchases                                          (1,545)       (3,938)
  Net cash paid for purchase of CB Financial Corp.
   common stock                                              --          (216)
  Loans:
      Proceeds from sale                                  7,987        19,901
      Net increase in loans                             (40,768)      (62,300)
  Purchases of premises and equipment                      (636)         (403)
  Proceeds from sale of other real estate                   244            --
  Dividends received from other investment                   28            42
                                                      ---------     ---------
  Net cash used in investing activities                 (34,905)      (35,433)
                                                      ---------     ---------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Six-Month Periods Ended June 30, 2000 and 1999 (dollars in thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:                                 2000                1999

  Net increase in deposits                                            10,287              12,886
  Net increase in short-term borrowings                                   --              12,483
  Net decrease in federal funds purchased and
    securities sold under repurchase agreements                         (180)                 --
  Proceeds from (repayment of) Federal Home
    Loan Bank advances, net                                           17,129              (6,641)
  Cash dividends paid                                                   (325)               (257)
  Issuance of common stock                                                --                 376
                                                                   ---------           ---------
    Net cash provided by financing activities                         26,911              18,847
                                                                   ---------           ---------

(Decrease) increase in cash and cash equivalents                      (5,594)                465

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                       14,517              14,099
                                                                   ---------           ---------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                          $   8,923           $  14,564
                                                                   =========           =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                         $  11,118           $   8,296
  Income taxes                                                           701                  --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Stock issued for purchase of CB Financial Corp.
  common stock                                                     $      --           $   2,848
Other real estate acquired through loan foreclosures                      76                 354
Loans granted to facilitate the sale
  of other real estate                                                   294                  --
Unrealized gain (loss) on investment securities
  available for sale, net of tax effect                                   88                (658)

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

3.  Other Comprehensive Income

   "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted SFAS No. 130 effective January 1, 1998. Comprehensive income for the six months ended June 30, 2000 and 1999 was $1,357,000 and $94,000, respectively and for the three months ended June 30, 2000 and 1999 was $651,000 and $28,000, respectively.

4.  Recent Accounting Pronouncements

    In June 1998, the FASB issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", an amendment of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not evaluated the impact on the Company's operations.

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

As of and for the three months ended June 30, 2000

                                              Mortgage
                                 Banking      Banking     Eliminations   Other      Eliminations   Consolidated

Interest income                 $  9,396      $ 1,048      $   (235)      $    15       $  --       $ 10,224
Interest expense                   5,412          675          (235)           39          --          5,891
Provision for loan losses            220           --            --            --          --            220
Gain on sale of loans                 34        3,488            --            --          --          3,522
Other noninterest income             646          820          (396)           22        (341)           751
Depreciation on premises &
  equipment                          195          122            --            20          --            337
Other noninterest expense          2,837        4,390          (369)          640        (341)         7,157
Income tax expense (benefit)         446           86            (9)         (221)         --            302
Net income (loss)                    852          196           (18)         (440)         --            590

Total assets                    $454,713      $61,600      $(21,659)      $ 4,805       $(236)      $499,223


As of and for the three months ended June 30, 1999

                                              Mortgage
                                 Banking      Banking     Eliminations   Other      Eliminations   Consolidated

Interest income                 $  6,748      $ 1,059      $   (215)      $    17       $  --       $  7,609
Interest expense                   3,312          660          (215)           45          --          3,802
Provision for loan losses             46          175            --            --          --            221
Gain on sale of loans                 66        2,396            --            --          --          2,462
Other noninterest income             650        1,127          (569)          660        (311)         1,557
Depreciation on premises &
  equipment                          220          121            --            18          --            359
Other noninterest expense          2,728        3,778          (401)          762        (311)         6,556
Income tax expense (benefit)         247            9           (59)          (55)         --            142
Net income (loss)                    735           13          (119)          (81)         --            548

Total assets                    $364,140      $56,377      $(22,916)      $ 6,634       $(617)      $403,618

As of and for the six months ended June 30, 2000

                                                Mortgage
                                    Banking     Banking     Eliminations   Other     Eliminations   Consolidated

Interest income                     $ 18,126    $  1,924      $   (444)   $     29      $   --        $ 19,635
Interest expense                      10,174       1,201          (444)         78          --          11,009

Provision for loan losses                340          --            --          --          --             340
Gain on sale of loans                     52       6,083            --          --          --           6,135
Other noninterest income               1,267       1,712          (790)        367        (683)          1,873
Depreciation on premises &
  equipment                              391         253            --          40          --             684
Other noninterest expense              5,561       8,500          (750)      1,197        (683)         13,825
Income tax expense (benefit)             870         (54)          (14)       (286)         --             516
Net income (loss)                      1,848          80           (26)       (633)         --           1,269

Total assets                        $454,713    $ 61,600      $(21,659)   $  4,805      $ (236)       $499,223

As of and for the six months ended June 30, 1999

                                                 Mortgage
                                    Banking      Banking    Eliminations    Other     Eliminations  Consolidated

Interest income                     $ 13,088     $  2,039     $   (416)    $     54      $   --       $ 14,765
Interest expense                       6,496        1,274         (416)          94          --          7,448
Provision for loan losses                155          297           --           --          --            452
Gain on sale of loans                    236        4,852           --           --          --          5,088
Other noninterest income               1,167        2,212       (1,028)         855        (639)         2,567
Depreciation on premises &
  equipment                              441          215           --           35          --            691
Other noninterest expense              5,458        7,344         (939)       1,659        (639)        12,883
Income tax expense (benefit)             419           53          (32)        (246)         --            194
Net income (loss)                      1,345           95          (63)        (625)         --            752

Total assets                        $364,140     $ 56,377     $(22,916)    $  6,634      $ (617)      $403,618

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

Material Changes in Financial Condition

         The Company's total assets increased approximately $37 million during the first six months of 2000 as a result of an increase in real estate secured loans and commercial lending activity in the loan portfolio of Habersham Bank of approximately $33 million, increases in mortgage loans held for sale of approximately $9 million offset by decreases in cash and cash equivalents of approximately $6 million. The increase was funded primarily by increases in borrowings primarily from Federal Home Loan Bank of approximately $17 million and increases in the deposit portfolio at Habersham Bank of approximately $10 million.

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets decreased $60,981 or 1.538% from December 31, 1999 to June 30, 2000. The decrease for 2000 was primarily due to sales of other real estate owned of $549,000 and a reduction of nonaccrual and restructured loans of $203,000 and $35,000, respectively, offset by increases in 90 days past due loans and other real estate of $771,000 and $77,000, respectively.

         Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of risk in the loan portfolio. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses which considers factors such as classified and past due loans as well as portfolio growth and diversification. A provision for loan losses in the amount of $220,000 was charged to expense for the quarter ended June 30, 2000. Net charge-offs for the second quarter ended June 30, 2000 totaled $292,000. At June 30, 2000 and December 31, 1999, the ratio of allowance for loan losses to total loans was .88% and 1.00%, respectively. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

         The Company had impaired loans of $1,000,934 and $1,203,471 as of June 30, 2000 and December 31, 1999, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the three-month and six-month periods ended June 30, 2000 and 1999 was not material.

         The Company's other real estate totaled $1,198,786 and $1,671,084 as of June 30, 2000 and December 31, 1999, respectively. The decrease was due to the sale of three residential properties for approximately $549,000 offset by the foreclosure of a single residential property totaling $77,000.

Material Changes in Results of Operations

         Total interest income for the second quarter of 2000 increased $2,615,000 or 34.37%, when compared to the second quarter of 1999. Total interest income for the first six months of 2000 increased $4,870,000 or 32.98%, when compared to the first six months of 1999. Interest income from loans for the second quarter of 2000 and for the first six months of 2000 increased $2,561,000 or 38.15% and $4,899,000 or 38.11%, respectively, when compared to the second quarter of 1999 and the first six months of 1999. These increases were primarily due to increases in the loan portfolio of Habersham Bank and increasing yields on loans. Total average loans increased approximately $89,317,000 or 31.21% during the first six months of 2000 when compared to the first six months of 1999. Average yields on loans increased by .46% to 9.46% for the first six months of 2000 compared to average yields on loans of 9.00% for the first six months of 1999.

         Interest income from investment securities increased $43,000 or 5.76% for the second quarter of 2000 when compared to the second quarter of 1999. Interest income from investment securities decreased $5,000 or .32% for the first six months of 2000 when compared to the first six months of 1999. The decrease in interest income from investments was primarily due to decreases in the average investment portfolio of Habersham Bank for the first six months of 2000 of approximately $6 million, when compared to the first six months of 1999. Average yields on investment securities increased by .58% to 5.81% for the first six months of 2000 compared to 5.23% for the first six months of 1999.

         Total interest expense for the second quarter of 2000 increased $2,089,000 or 54.94%, when compared to the second quarter of 1999. Total interest expense for the first six months of 2000 increased $3,561,000 or 47.81%, when compared to the first six months of 1999.

         Interest expense on deposits for the second quarter increased $1,147,000 or 39.62%, when compared to the second quarter of 1999. Interest expense on deposits for the first six months of 2000 increased $1,918,000 or 32.61%, when compared to the first six months of 1999. This increase was due to increases in the deposit portfolio and an increasing interest rate environment for the second quarter and the first six months of 2000. Total average interest bearing certificate of deposits increased approximately $47,587,000 offset by decreases in Money Market and savings accounts of approximately $4,754,000 and $516,000, respectively, during the first six months of 2000, when compared to the first six months of 1999. Average rates on total interest bearing deposits increased by .67% to 5.30% during the first six months of 2000 compared to 4.73% for the first six months of 1999. Average rates for NOW and other deposit accounts and certificates of deposit increased to 2.80% and 5.99%, respectively, during the first six months of 2000 compared to 2.62% and 5.41%, respectively, during the first six months of 1999.

         Interest expense on short-term and other borrowings for the second quarter of 2000 increased $942,000 or 103.86%, when compared to the second of quarter of 1999. Interest expense on short-term and other borrowings for the first six months of 2000 increased $1,643,000 or 104.85%, when compared to the first six months of 1999. The increase is primarily due to an increase in average borrowings of approximately $43,498,000 or 76.34%, compared to the first six months of 1999. Average rates on borrowings increased by .89% to 6.39% for the first six months of 2000 compared to 5.50% for the first six months of 1999.

         Net interest income increased approximately $526,000 or 13.82%, for the second quarter of 2000 when compared to the second quarter of 1999 and increased $1,309,000 or 17.89% for the first six months of 2000 when compared to the first six months of 1999, as a result of the items discussed above.

         The net interest margin of the Company, net interest income divided by average earning assets, was 3.87% for the first six months of 2000 compared to 4.12% for the first six months of 1999. The decrease in net interest margin resulted primarily from increases in interest rates paid on deposits and borrowings and an increase in the average balances in borrowings offset by increases in the yield on loans and securities.

         Noninterest income increased $254,000 or 6.32% for the second quarter of 2000 over the same period in 1999. Noninterest income increased $353,000 or 4.61% for the first six months of 2000 over the same period in 1999. The increase in noninterest income for the second quarter and the first six months was primarily due to increases in gain on sale of loans offset by decreases in loan fee income, a decrease in travel service income resulting from the closing of Appalachian, as well as, an increase in the unrealized loss on trading securities recognized by the Company during the second quarter.

         Other income increased $155,000 or 55.36% for the second quarter of 2000 over the same period in 1999. This increase resulted primarily from increases in the activity of BancMortgage Reinsurance LTD, The Advantage Group, Inc., Advantage Insurers, and equity in earnings of CB Financial Corp. of approximately $20,000, $54,000, $14,000, and $47,000, respectively. Other income increased $308,000 or 56.00% for the first six months of 2000 over the same period in 1999. This increase resulted primarily from increases in the activity of BancMortgage Reinsurance LTD, The Advantage Group, Inc., Advantage Insurers, and equity in earnings of CB Financial Corp. of approximately $119,000, $110,000, $5,000, and $92,000, respectively, offset by decreases of approximately $15,000 in other various income categories at Habersham Bank and BancMortgage.

         Noninterest expenses increased $579,000 or 8.37% for the second quarter of 2000 over the same period in 1999. Noninterest expenses increased $935,000 or 6.89% for the first six months of 2000 over the same period in 1999. The increase in noninterest expense for the second quarter and for the first six months of 2000 was primarily due to increased salary and employee benefits, occupancy expenses, and computer service expenses offset by decreases in travel service expenses resulting from the closing of Appalachian. Salary and employee benefits increased primarily due to the production volume generated by BancMortgage, which compensates staff by commissions that are directly related to production volume, as well as annual salary adjustments. Salary and employee benefits and occupancy expenses also increased due to the acquisition of The Fidelity Group during the fourth quarter of 1999.

         General and administrative expenses for the second quarter of 2000 increased $229,000 or 17.86%, when compared to the second quarter of 1999. For the second quarter of 2000, increases in other operating expenses, advertising and public relations, and office supplies of approximately $190,000, $95,000, and $35,000, respectively, were offset by reductions in outside service expense and other real estate expense of $50,000 and $41,000, respectively. General and administrative expenses for the first six months of 2000 increased approximately $492,000 or 19.51%, when compared to the first six months of 1999. For the first six months of 2000, increases in other operating expenses, outside service expenses, and office supplies of approximately $506,000, $59,000, and $31,000, respectively, were offset by reductions in advertising and public relations of approximately $67,000 and reductions in other real estate expense of approximately $38,000. These increases were primarily due to additional expenses relating to the expanded operations of BancFinancial Services, the Fidelity Group, and The Advantage Group, Inc.

         Income tax expense for the three months ended June 30, 2000 and 1999 was $302,000 and $142,000, respectively. Income tax expense for the first six months ended June 30, 2000 and 1999 was $516,000 and $194,000, respectively. The effective tax rate for the six months ended June 30, 2000 and 1999 was 28.91% and 20.51%, respectively. The increase in the effective tax rate for the six months ended June 30, 2000 is due to a decrease in tax-exempt income.

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

         Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank's liquidity ratios at June 30, 2000 and 1999 were 18.57% and 21.34%, respectively. Efforts are underway to bring the liquidity ratio at June 30, 2000 up to the minimum by concentrating upon local deposit growth.

         At June 30, 2000, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Bank's ratios at June 30, 2000 follow:

                          Habersham   Habersham
                            Bank       Bancorp
Tier 1                      8.26%       9.36%
Total Capital               9.13%      10.21%
Leverage                    6.31%       7.25%

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

         The interest rate sensitivity analysis, calculated as of June 30, 2000, below has a three month negative gap of approximately $55 million (interest bearing liabilities exceeding interest earning assets repricing within three months).

                                                 DUE IN      DUE AFTER       DUE AFTER     DUE AFTER     DUE AFTER      TOTAL
                                                 THREE     THREE THROUGH    SIX THROUGH   ONE THROUGH       FIVE
                                                 MONTHS      SIX MONTHS    TWELVE MONTHS   FIVE YEARS      YEARS
INTEREST EARNING ASSETS:
 Investment securities                         $      452    $      710      $      919    $   13,366    $   38,634    $   54,081
 Loans                                            151,839        24,984          36,369       127,472        66,243       406,907
                                               ----------    ----------      ----------    ----------    ----------    ----------
  Total interest earning assets                   152,291        25,694          37,288       140,838       104,877       460,988

INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW                             55,987            --              --            --            --        55,987
  Savings                                           7,685            --              --            --            --         7,685
  Certificates of deposit                          47,942        61,094          62,845        64,642            --       236,523
 Borrowings                                        96,132            --              --        10,000        10,000       116,132
                                               ----------    ----------      ----------    ----------    ----------    ----------
  Total interest bearing
   liabilities                                    207,746        61,094          62,845        74,642        10,000       416,327

Excess(deficiency) of interest earning
 assets over(to) interest bearing
 liabilities                                   $  (55,455)   $  (35,400)     $  (25,557)   $   66,196    $   94,877    $   44,661
                                               ==========    ==========      ==========    ==========    ==========    ==========

Cumulative gap                                 $  (55,455)   $  (90,855)     $ (116,412)   $  (50,216)   $   44,661

Ratio of cumulative gap to total
 cumulative interest earning assets                (36.41)%      (51.05)%        (54.08)%      (14.10)%        9.69%
Ratio of cumulative interest earning assets
  to cumulative interest bearing
  liabilities                                       73.31%        66.20%          64.90%        87.64%       110.73%

         Management strives to maintain the ratio of cumulative interest earning assets to cumulative interest bearing liabilities within a range of 60% to 140%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         As of June 30, 2000, there were no substantial changes from the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10K.

PART II
OTHER INFORMATION

Item 1.  Legal proceedings.
                           None

Item 2.  Changes in securities.
                           None

Item 3.  Defaults upon senior securities.
                           None

Item 4.  Submission of matters to a vote of security holders.

         (a) The regular annual meeting of the shareholders of the Company was held on April 15, 2000.

         (b) The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were: Edward D. Ariail, Thomas A. Arrendale, Jr., Thomas A. Arrendale, III., James J. Holcomb, Michael C. Martin, James E. McCollum, James A. Stapleton, Jr., David D. Stovall, and Calvin R. Wilbanks.

At the registrant's Annual Meeting of Shareholders on April 15, 2000, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director. Abstentions and broker non-votes are also listed for each nominee.

Name                           Votes For    Votes Withheld   Abstention & Non-Votes

Edward D. Ariail               2,019,705           0                 2,330
Thomas A. Arrendale, Jr.       2,019,705           0                 2,330
Thomas A. Arrendale, III       2,019,705           0                 2,330
David D. Stovall               2,019,705           0                 2,330
James J. Holcomb               2,019,705           0                 2,330
Michael C. Martin              2,019,705           0                 2,330
James E. McCollum              2,019,705           0                 2,330
James A. Stapleton, Jr.        2,019,705           0                 2,330
Calvin R. Wilbanks             2,019,705           0                 2,330

         (c)      Proposal 2: Amendment to the 1996 Incentive Stock Option Plan

         (d)      Proposal 3: Amendment to Articles of Incorporation

The following table sets forth the number of votes cast for and against Proposal #2 and Proposal #3. Abstentions and broker non-votes are also listed for each.

                           Votes For    Votes Against     Abstention & Non-Votes

Proposal #2                1,686,275       94,815                 7,308
Proposal #3                1,926,927       91,820                 1,000

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

    3.2           By-laws of Habersham Bancorp, as amended as of November 20, 1989
                  (3) and as of March 16, 1991. (4)

   10.1* Habersham Bancorp Savings Investment Plan, as amended and restated March 17, 1990, and the related Trust Agreements, as amended March 17, 1990. (3)

   10.2*          Habersham Bancorp Incentive Stock Option Plan, as amended
                  February 26, 1994. (5)

   10.3*          Habersham Bancorp Outside Directors Stock Option Plan. (6)

   10.4*          Habersham Bancorp 1996 Incentive Stock Option Plan (7), as amended by the
                  First Amendment thereto dated January 29, 2000. (8)

   10.5*          Mortgage Banking Agreement Dated as of January 2, 1996 among Habersham
                  Bancorp, Habersham Bank, BancMortgage Financial Corp. and Robert S. Cannon and
                  Anthony L. Watts. (9)

   10.6           Option Agreement dated as of March 11, 1998 by and among Habersham Bancorp and certain shareholders of Empire Bank Corp. (10)

   11.1           Computation of Earnings Per Share.

   27.0           Financial Data Schedule (for SEC use only).

(1) Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915).

(2) Incorporated herein by reference to exhibit 3.1(a) in the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13153)

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

(9) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-13153).

(10) Incorporated herein be reference to exhibit of same number in the Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-13153).

* Indicates the Registrant's plans, management contracts and compensatory arrangements.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HABERSHAM BANCORP
                                     (Registrant)



Date August 14, 2000                 s/s David D. Stovall
                                     --------------------
                                     President and
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)