Form 10-Q
period 2000-09-30
HABERSHAM BANCORP
filed 2000-11-13
CIK 754597

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

             [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                    SECURITIES EXCHANGE ACT OF 1934 For the
                   quarterly period ended September 30, 2000


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

 2,698,746 shares, common stock, $1.00 par value, as of October 31, 2000

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS                                           SEPTEMBER 30, 2000    DECEMBER 31, 1999
Cash and due from banks                                $  11,291         $  14,517
Investment securities available for sale
 (cost of $39,546 at September 30, 2000 and
 $40,295 at December 31, 1999)                            38,575            38,820
Investment securities held to maturity
 (estimated fair values of $13,202 at
 September 30, 2000 and $13,664 at
 December 31, 1999)                                       13,642            14,202
Trading securities                                         1,409             1,715
Other investments                                         10,070             7,554

Loans held for sale                                       70,478            48,187

Loans                                                    367,778           317,312
  Less allowance for loan losses                          (3,188)           (3,182)
                                                       ---------         ---------
    Loans, net                                           364,590           314,130
                                                       ---------         ---------

Intangible assets                                          2,723             2,892
Other assets                                              21,460            19,959
                                                       ---------         ---------
    TOTAL ASSETS                                       $ 534,238         $ 461,976
                                                       =========         =========

LIABILITIES
Non-interest bearing deposits                          $  28,989         $  25,139
Interest bearing deposits                                307,917           292,281
Short-term borrowings                                        747               692
Federal funds purchased and securities
  sold under repurchase agreements                        24,600            19,290
Other borrowings                                           1,950             1,950
Federal Home Loan Bank Advances                          106,747            77,251
Other liabilities                                         25,663             9,944
                                                       ---------         ---------
    TOTAL LIABILITIES                                    496,613           426,547
                                                       ---------         ---------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized;
 2,698,746 shares issued and
 outstanding in 2000 and 1999                              2,699             2,699
Additional paid-in capital                                12,417            12,417
Retained earnings                                         23,149            21,287
Accumulated other comprehensive loss                        (640)             (974)
                                                       ---------         ---------
    TOTAL SHAREHOLDERS' EQUITY                            37,625            35,429
                                                       ---------         ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                           $ 534,238         $ 461,976
                                                       =========         =========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended September 30, 2000 and 1999 (dollars in thousands, except per share amounts)

INTEREST INCOME                                                 2000               1999
Loans                                                       $    10,011        $     7,458
Investment securities                                               783                719
Federal funds sold                                                    4                 19
Other                                                               170                107
                                                            -----------        -----------
  TOTAL INTEREST INCOME                                          10,968              8,303

INTEREST EXPENSE
Time deposits, $100,000 and over                                  1,374                854
Other deposits                                                    3,106              2,323
Short-term and other borrowings, primarily
  FHLB advances                                                   2,262                988
                                                            -----------        -----------
  TOTAL INTEREST EXPENSE                                          6,742              4,165

NET INTEREST INCOME                                               4,226              4,138
Provision for loan losses                                           375                224
                                                            -----------        -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                        3,851              3,914

NONINTEREST INCOME
  Gain on sale of loans                                           3,489              2,488
  Loan fee income                                                   668                900
  Service charges on deposits                                       173                159
  Other service charges and commissions                             103                 83
  Travel service income                                              --                185
  Securities gains, net                                              37                 --
  Unrealized gain (loss) on trading securities                      321               (276)
  Other income                                                      479                453
                                                            -----------        -----------
    Total other income                                            5,270              3,992

NONINTEREST EXPENSE
  Salary and employee benefits                                    5,018              4,719
  Occupancy                                                         854                798
  Travel service expense                                             --                164
  Computer services                                                 149                 90
  General and administrative expense                              1,555              1,484
                                                            -----------        -----------
    Total other expense                                           7,576              7,255

INCOME BEFORE INCOME TAXES                                        1,545                651
Income tax expense                                                  465                156
                                                            -----------        -----------
NET INCOME                                                  $     1,080        $       495
                                                            ===========        ===========
NET INCOME PER COMMON SHARE - BASIC                         $       .40        $       .18
                                                            ===========        ===========
NET INCOME PER COMMON SHARE - DILUTED                       $       .40        $       .18
                                                            ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                            2,698,746          2,684,666
                                                            ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                      2,698,746          2,704,427
                                                            ===========        ===========

Dividends per share                                         $       .06        $       .05
                                                            ===========        ===========



See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Nine-Month Periods Ended September 30, 2000 and 1999 (dollars in thousands, except per share amounts)

INTEREST INCOME                                                 2000              1999
Loans                                                       $    27,764        $    20,313
Investment securities                                             2,331              2,270
Federal funds sold                                                   10                101
Other                                                               498                385
                                                            -----------        -----------
  TOTAL INTEREST INCOME                                          30,603             23,069

INTEREST EXPENSE
Time deposits, $100,000 and over                                  3,705              2,383
Other deposits                                                    8,573              6,675
Short-term and other borrowings, primarily
  FHLB advances                                                   5,473              2,555
                                                            -----------        -----------
  TOTAL INTEREST EXPENSE                                         17,751             11,613

NET INTEREST INCOME                                              12,852             11,456
Provision for loan losses                                           715                677
                                                            -----------        -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                       12,137             10,779

NONINTEREST INCOME
  Gain on sale of loans                                           9,624              7,576
  Loan fee income                                                 1,783              2,306
  Service charges on deposits                                       533                485
  Other service charges and commissions                             270                234
  Travel service income                                              --                763
  Securities gains, net                                              37                 16
  Unrealized loss on trading securities                            (306)              (725)
  Other income                                                    1,336                992
                                                            -----------        -----------
    Total other income                                           13,277             11,647

NONINTEREST EXPENSE
  Salary and employee benefits                                   14,509             13,477
  Occupancy                                                       2,574              2,267
  Travel service expense                                             --                684
  Computer services                                                 434                397
  General and administrative expense                              4,568              4,004
                                                            -----------        -----------
    Total other expense                                          22,085             20,829

INCOME BEFORE INCOME TAXES                                        3,329              1,597
Income tax expense                                                  981                350
                                                            -----------        -----------
NET INCOME                                                  $     2,348        $     1,247
                                                            ===========        ===========
NET INCOME PER COMMON SHARE - BASIC                         $       .87        $       .48
                                                            ===========        ===========
NET INCOME PER COMMON SHARE - DILUTED                       $       .87        $       .48
                                                            ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                            2,698,746          2,582,567
                                                            ===========        ===========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                      2,699,384          2,609,484
                                                            ===========        ===========

Dividends per share                                         $       .18        $       .15
                                                            ===========        ===========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine Month Periods Ended September 30, 2000 and 1999 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                            2000               1999
  Net income                                                $     2,348        $     1,247
  Adjustments to reconcile net income to net cash
   (used by) provided by operating activities:
      Provision for loan losses                                     715                677
      Depreciation                                                1,022              1,041
      Gain on sale of investment securities                         (37)               (16)
      Proceeds from sale of trading securities                       --                596
      Unrealized holding loss on trading securities                 306                725
      Loss (gain) on sale of other real estate                       11                (16)
      Net gain on sale of loans                                  (9,624)            (7,576)
      Amortization of intangible assets                             233                243
      Equity in earnings of investee                               (128)              (143)
      Deferred income tax benefit                                   (31)               (24)
      Proceeds from sale of loans held for sale                 423,314            456,110
      Net increase in loans held for sale                      (436,057)          (416,018)

  Changes in assets and liabilities:
      Increase in interest receivable                              (725)              (357)
      (Increase) decrease in other assets                          (974)                38
      Increase (decrease) in interest payable                       644               (486)
      Increase (decrease) in other liabilities                   15,075             (1,449)
                                                            -----------        -----------
  Net cash (used by) provided by operating activities            (3,868)            34,591
                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
      Proceeds from maturity                                      4,230              9,278
      Proceeds from sale                                          2,403              5,016
      Purchases                                                  (5,845)            (8,393)
  Investment securities held to maturity:
      Proceeds from maturity                                      1,059              1,360
      Purchases                                                    (499)              (199)
  Other investments:
      Proceeds from sale                                            712              7,218
      Purchases                                                  (3,192)            (5,486)

  Net cash paid for purchase of CB Financial Corp.
   common stock                                                      --               (116)
  Loans:
      Proceeds from sale                                         12,858             32,970
      Net increase in loans                                     (64,037)          (113,864)
  Purchases of premises and equipment                            (1,185)            (1,260)
  Proceeds from sale of other real estate                           249                270
  Dividends received from other investment                           28                 --
                                                            -----------        -----------
  Net cash used in investing activities                         (53,219)           (73,206)
                                                            -----------        -----------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Nine-Month Periods Ended September 30, 2000 and 1999 (dollars in thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:                              2000               1999

  Net increase in deposits                                       19,486             12,611
  Net increase in short-term borrowings                              55                625
  Decrease in other borrowings                                       --               (750)
  Net increase in federal funds purchased and
    securities sold under repurchase agreements                   5,310             22,510
  Proceeds from Federal Home
    Loan Bank advances, net                                      29,496              4,301
  Cash dividends paid                                              (486)              (391)
  Issuance of common stock                                           --                396
  Purchase and retirement of common stock                            --               (165)
                                                            -----------        -----------
   Net cash provided by financing activities                     53,861             39,137
                                                            -----------        -----------

(Decrease) increase in cash and cash equivalents                 (3,226)               522

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                  14,517             14,099
                                                            -----------        -----------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                   $    11,291        $    14,621
                                                            ===========        ===========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                  $    17,107        $    12,100
  Income taxes                                                      726                175

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Stock issued for purchase of CB Financial Corp.
  common stock                                              $        --        $     2,848
Other real estate acquired through loan foreclosures                374                871
Loans granted to facilitate the sale
  of other real estate                                              294                210
Unrealized gain (loss) on investment securities
  available for sale, net of tax effect                             334               (688)

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


3.       Other Comprehensive Income

         "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". The Company adopted SFAS No. 130 effective January 1, 1998. Comprehensive income for the nine months ended September 30, 2000 and 1999 was $2,682,000 and $1,357,000, respectively and for the three months ended September 30, 2000 and 1999 was $1,326,000 and $465,000, respectively.

4.       Recent Accounting Pronouncements

         In June 1998, the Financial Accounting Standards Board ("FASB") issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137, "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", an amendment of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Management has not yet completed its evaluation of the expected impact on the Company's operations.

         In September 2000, the FASB issued SFAS 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities - A Replacement of FASB Statement No 125". The standard revises the standards for accounting for securitizations and other transfers of financial assets and collateral and requires certain disclosures, but it carried over most of SFAS 125's provisions without reconsideration. SFAS 140 is effective for transfers and servicing of financial assets and extinguishments of liabilities occurring after March 31, 2001. The Company does not believe the provisions of SFAS 140 will have a significant impact on the financial statements upon adoption.

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

As of and for the three months ended September 30, 2000

                                                   Mortgage
                                    Banking         Banking      Eliminations       Other      Eliminations     Consolidated
Interest income                     $  9,906        $ 1,330       $   (283)         $   15          $  --         $ 10,968
Interest expense                       6,018            969           (283)             38             --            6,742
Provision for loan losses                220            155             --              --             --              375
Gain on sale of loans                     24          3,465             --              --             --            3,489
Other noninterest income                 748            876           (339)            839           (343)           1,781
Depreciation on premises &
  equipment                              196            121             --              21             --              338
Other noninterest expense              3,362          3,962           (347)            604           (343)           7,238
Income tax expense                       362             30              3              70             --              465
Net income                               810            145              5             120             --            1,080

Total assets                        $475,587        $73,713       $(20,079)         $5,221          $(204)        $534,238

As of and for the three months ended September 30, 1999


                                                   Mortgage
                                    Banking         Banking      Eliminations       Other      Eliminations     Consolidated
Interest income                     $  7,493        $   996       $   (201)         $   15          $  --         $  8,303
Interest expense                       3,761            567           (201)             38             --            4,165
Provision for loan losses                 40            184             --              --             --              224
Gain on sale of loans                    127          2,361             --              --             --            2,488
Other noninterest income                 586          1,654           (855)            439           (320)           1,504
Depreciation on premises &
  equipment                              221            113             --              16             --              350
Other noninterest expense              2,849          4,144           (500)            732           (320)           6,905
Income tax expense (benefit)             333             58           (116)           (119)            --              156
Net income (loss)                        833            102           (224)           (216)            --              495

Total assets                        $397,743        $42,471       $(17,710)        $ 2,493          $(319)        $424,678


As of and for the nine months ended September 30, 2000

                                                    Mortgage
                                    Banking          Banking    Eliminations        Other       Eliminations    Consolidated
Interest income                     $ 28,032        $ 3,254       $   (727)         $   44          $  --         $ 30,603
Interest expense                      16,192          2,170           (727)            116             --           17,751
Provision for loan losses                560            155             --              --             --              715
Gain on sale of loans                     76          9,548             --              --             --            9,624
Other noninterest income               2,014          2,588         (1,129)          1,206         (1,026)           3,653
Depreciation on premises &
  equipment                              587            374             --              61             --            1,022
Other noninterest expense              8,923         12,462         (1,097)          1,801         (1,026)          21,063
Income tax expense (benefit)           1,232            (24)           (11)           (216)            --              981
Net income (loss)                      2,657            225            (21)           (513)            --            2,348

Total assets                        $475,587        $73,713       $(20,079)         $5,221          $(204)        $534,238


As of and for the nine months ended September 30, 1999

                                                   Mortgage
                                    Banking         Banking       Eliminations       Other       Eliminations   Consolidated
Interest income                     $ 20,582        $ 3,035       $   (617)         $   69          $  --         $ 23,069
Interest expense                      10,257          1,841           (617)            132             --           11,613
Provision for loan losses                195            482             --              --             --              677
Gain on sale of loans                    363          7,213             --              --             --            7,576
Other noninterest income               1,753          3,866         (1,883)          1,294           (959)           4,071
Depreciation on premises &
  equipment                              662            328             --              51             --            1,041
Other noninterest expense              8,307         11,488         (1,439)          2,391           (959)          19,788
Income tax expense (benefit)             752            111           (148)           (365)            --              350
Net income (loss)                      2,178            197           (287)           (841)            --            1,247

Total assets                        $397,743        $42,471       $(17,710)         $2,493          $(319)        $424,678

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

         BancMortgage was organized in 1996 as a full service mortgage and construction lending company located in the northern Atlanta metropolitan area. During 1997, BancMortgage acquired for approximately $60,000, the assets and certain liabilities of The Prestwick Mortgage Group, a national investment banking and advisory firm specializing in the brokerage and evaluation of mortgage-related assets. Concurrent with this acquisition of The Prestwick Mortgage Group, BancMortgage also formed BancFinancial Services Corporation, a full-service wholesale mortgage lender specializing in sub-prime mortgage loans. The Prestwick Mortgage Group and BancFinancial Services Corporation are based in Virginia.

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

         Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing and saving habits; (6) acquisitions; (7) the ability to increase market share and control expenses; (8) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (9) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (10) changes in the Company's organization, compensation and benefit plans; (11) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (12) the success of the Company at managing the risks involved in the foregoing.

         Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.


Material Changes in Financial Condition

         The Company's total assets increased approximately $72 million during the first nine months of 2000 as a result of an increase in real estate secured loans and commercial lending activity in the loan portfolio of Habersham Bank of approximately $50 million and increases in mortgage loans held for sale of approximately $22 million. The increase was funded primarily by increases in borrowings primarily from Federal Home Loan Bank of approximately $29 million, increases in Federal funds purchased and securities sold under repurchase agreements of approximately $5 million and increases in the deposit portfolio at Habersham Bank of approximately $19 million.

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets increased $901,753 or 22.57% from December 31, 1999 to September 30, 2000. The increase for 2000 was primarily due to increases in loans 90 days past due of approximately $1,340,000 offset by reductions in nonaccrual loans, other real estate and restructured loans of approximately $177,000, $190,000 and $71,000, respectively. The increase in loans 90 days past due consisted primarily of construction loans of approximately $1,305,000 which are secured by residential properties. The reduction in nonaccrual loans was primarily the result of the charge off of a single commercial loan totaling approximately $169,000. The decrease in other real estate resulted from the sale of properties totaling approximately $554,000 offset by the addition of approximately $374,000 in residential properties.

         Additions to the allowance for loan losses are made periodically to maintain the allowance at an appropriate level based upon management's analysis of risk in the loan portfolio. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses which considers factors such as classified and past due loans as well as portfolio growth and diversification. A provision for loan losses in the amount of $375,472 was charged to expense for the quarter ended September 30, 2000. Net charge-offs for the third quarter ended September 30, 2000 totaled $353,748. At September 30, 2000 and December 31, 1999, the ratio of allowance for loan losses to total loans was .86% and 1.00%, respectively. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

         The Company had impaired loans of $1,026,939 and $1,203,471 as of September 30, 2000 and December 31, 1999, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the three-month and nine-month periods ended September 30, 2000 and 1999 was not material.

         The Company's other real estate totaled $1,480,786 and $1,671,084 as of September 30, 2000 and December 31, 1999, respectively. The decrease was due to the sale of three residential properties for approximately $554,000 and the write down of $10,000 on a single residential property, offset by the foreclosures of two single residential properties totaling $374,000.


Material Changes in Results of Operations

         Total interest income for the third quarter of 2000 increased $2,665,000 or 32.10%, when compared to the third quarter of 1999. Total interest income for the first nine months of 2000 increased $7,534,000 or 32.66%, when compared to the first nine months of 1999.

         Interest income from loans for the third quarter of 2000 and for the first nine months of 2000 increased $2,553,000 or 34.23% and $7,451,000 or 36.68%, respectively, when compared to the third quarter of 1999 and the first nine months of 1999. These increases were primarily due to increases in the loan portfolio of Habersham Bank and increasing yields on loans. Total average loans increased approximately $94,053,000 or 31.69% during the first nine months of 2000 when compared to the first nine months of 1999. Average yields on loans increased by .34% to 9.47% for the first nine months of 2000 compared to average yields on loans of 9.13% for the first nine months of 1999.

         Interest income from investment securities increased $64,000 or 8.90% for the third quarter of 2000 when compared to the third quarter of 1999. Interest income from investment securities increased $61,000 or 2.69% for the first nine months of 2000 when compared to the first nine months of 1999. The increase in interest income from investments was primarily due to increases in the average yields on the investment portfolio for the first nine months of 2000 offset by decreases in the average investment portfolio for the first nine months of 2000 when compared to the first nine months of 1999. Average yields on investment securities increased by .57% to 5.82% for the first nine months of 2000 compared to 5.25% for the first nine months of 1999. The average investment portfolio decreased $4,139,000 or 7.19% for the first nine months of 2000 when compared to the first nine months of 1999.

         Total interest expense for the third quarter of 2000 increased $2,577,000 or 61.87%, when compared to the third quarter of 1999. Total interest expense for the first nine months of 2000 increased $6,138,000 or 52.85%, when compared to the first nine months of 1999.

         Interest expense on deposits for the third quarter increased $1,303,000 or 41.01%, when compared to the third quarter of 1999. Interest expense on deposits for the first nine months of 2000 increased $3,220,000 or 35.55%, when compared to the first nine months of 1999. This increase was due to increases in the deposit portfolio and an increasing interest rate environment for the third quarter and the first nine months of 2000.

         Total average interest bearing certificate of deposits increased approximately $49,245,000 offset by decreases in Money Market and savings accounts of approximately $7,841,000 and $756,000, respectively, during the first nine months of 2000, when compared to the first nine months of 1999. Average rates on total interest bearing deposits increased by .80% to 5.49% during the first nine months of 2000 compared to 4.69% for the first nine months of 1999. Average rates for NOW and other deposit accounts and certificates of deposit increased to 2.77% and 6.18%, respectively, during the first nine months of 2000 compared to 2.64% and 5.44%, respectively, during the first nine months of 1999.

         Interest expense on short-term and other borrowings for the third quarter of 2000 increased $1,274,000 or 128.95%, when compared to the third quarter of 1999. Interest expense on short-term and other borrowings for the first nine months of 2000 increased $2,918,000 or 114.21%, when compared to the first nine months of 1999. The increase is primarily due to an increase in average borrowings of approximately $48,137,000 or 76.85%, compared to the first nine months of 1999. Average rates on borrowings increased by 1.15% to 6.59% for the first nine months of 2000 compared to 5.44% for the first nine months of 1999.

         Net interest income increased approximately $88,000 or 2.13%, for the third quarter of 2000 when compared to the third quarter of 1999 and increased $1,396,000 or 12.19% for the first nine months of 2000 when compared to the first nine months of 1999, as a result of the items discussed above.

         The net interest margin of the Company, net interest income divided by average earning assets, was 3.70% for the first nine months of 2000 compared to 4.19% for the first nine months of 1999. The decrease in the net interest margin resulted primarily from increases in interest rates paid on deposits and borrowings and an increase in the average balances in borrowings offset by increases in the yield on loans and securities.

         Noninterest income increased $1,278,000 or 32.01% for the third quarter of 2000 over the same period in 1999. Noninterest income increased $1,630,000 or 13.99% for the first nine months of 2000 over the same period in 1999. The increase in noninterest income for the third quarter and the first nine months of 2000 was primarily due to increases in the gain on sale of loans, as well as, a decrease in the unrealized loss on trading securities recognized by the Company during the third quarter offset by decreases in loan fee income, and a decrease in travel service income resulting from the closing of Appalachian during 1999.

         Other income increased $26,000 or 5.74% for the third quarter of 2000 over the same period in 1999. This increase resulted primarily from increases in the activity of BancMortgage Reinsurance LTD, The Advantage Group, Inc., and Advantage Insurers, of approximately $67,000, $70,000, and $11,000, respectively, offset by a reduction of equity in earnings of CB Financial Corp. of approximately $108,000.

         Other income increased $344,000 or 34.68% for the first nine months of 2000 over the same period in 1999. This increase resulted primarily from increases in the activity of BancMortgage Reinsurance LTD, The Advantage Group, Inc., and Advantage Insurers, resulting in income of approximately $187,000, $74,000, and $18,000.

         Noninterest expenses increased $321,000 or 4.42% for the third quarter of 2000 over the same period in 1999. Noninterest expenses increased $1,256,000 or 6.03% for the first nine months of 2000 over the same period in 1999. The increase in noninterest expense for the third quarter and for the first nine months of 2000 was primarily due to increased salary and employee benefits, occupancy expenses, and computer service expenses offset by decreases in travel service expenses resulting from the closing of Appalachian. Salary and employee benefits increased primarily due to the production volume generated by BancMortgage, which compensates staff by commissions that are directly related to production volume, as well as annual salary adjustments. Salary and employee benefits and occupancy expenses also increased due to the acquisition of The Fidelity Group during the fourth quarter of 1999.

         General and administrative expenses for the third quarter of 2000 increased $71,000 or 4.78%, when compared to the third quarter of 1999. For the third quarter of 2000, increases in other operating expenses, advertising and public relations, and other real estate expense of approximately $154,000, $28,000, and $12,000, respectively, were offset by reductions in outside service expense and office supplies of $86,000 and $24,000, respectively. General and administrative expenses for the first nine months of 2000 increased approximately $564,000 or 14.09%, when compared to the first nine months of 1999. For the first nine months of 2000, increases in other operating expenses and office supplies of approximately $642,000 and $9,000 were offset by reductions in advertising and public relations, outside services, and other real estate expenses of approximately $36,000, $26,000, and $25,000, respectively. These increases were primarily due to additional expenses relating to the expanded operations of BancFinancial Services, the Fidelity Group, and The Advantage Group, Inc.

         Income tax expense for the three months ended September 30, 2000 and 1999 was $465,000 and $156,000, respectively. Income tax expense for the first nine months ended September 30, 2000 and 1999 was $981,000 and $350,000, respectively. The effective tax rate for the nine months ended September 30, 2000 and 1999 was 29.47% and 21.92%, respectively. The increase in the effective tax rate for the nine months ended September 30, 2000 is due to a decrease in tax-exempt income.

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

         The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $20,000,000. Presently, the Company has made arrangements with commercial banks for short-term advances up to $15,000,000 under a repurchase agreement line of credit, in addition to a total available line of $143,000,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank.

         Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank's liquidity ratio at September 30, 2000 and 1999 was 20.05% and 25.25%, respectively. Efforts were successful in bringing the liquidity ratio at June 30, 2000 of 18.57% up to the minimum by concentrating upon local deposit growth.

         At September 30, 2000, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Bank's ratios at September 30, 2000 follow:

                              Habersham                    Habersham
                                Bank                        Bancorp
         Tier 1                 7.93%                          8.97%
         Total Capital          8.75%                          9.78%
         Leverage               6.05%                          6.85%


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

         The interest rate sensitivity analysis, calculated as of September 30, 2000, below has a three month negative gap of approximately $69 million (interest bearing liabilities exceeding interest earning assets repricing within three months).

                                                 DUE IN        DUE AFTER        DUE AFTER     DUE AFTER      DUE AFTER      TOTAL
                                                  THREE      THREE THROUGH    SIX THROUGH    ONE THROUGH       FIVE
                                                 MONTHS        SIX MONTHS    TWELVE MONTHS    FIVE YEARS       YEARS
INTEREST EARNING ASSETS:
 Investment securities                          $     473       $    991       $   1,229       $  12,554      $ 36,970     $ 52,217
 Loans                                            161,752         28,473          36,394         135,784        75,853      438,256
                                                ---------       --------       ---------       ---------      --------     --------
  Total interest earning assets                   162,225         29,464          37,623         148,338       112,823      490,473
INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW                             47,036             --              --              --            --       47,036
  Savings                                           7,373             --              --              --            --        7,373
  Certificates of deposit                          64,812         38,417          83,510          66,769            --      253,508
 Borrowings                                       112,094             --              --          11,950        10,000      134,044
                                                ---------       --------       ---------       ---------      --------     --------
  Total interest bearing
   liabilities                                    231,315         38,417          83,510          78,719        10,000      441,961


Excess(deficiency) of interest earning
 assets over(to) interest bearing
 liabilities                                    $ (69,090)      $ (8,953)      $ (45,887)      $  69,619      $102,823     $ 48,512
                                                =========       ========       =========       =========      ========     ========

Cumulative gap                                  $ (69,090)      $(78,043)      $(123,930)      $ (54,311)     $ 48,512

Ratio of cumulative gap to total
 cumulative interest earning assets                (42.59%)       (40.71%)        (54.04%)        (14.38%)        9.89%
Ratio of cumulative interest earning assets
  to cumulative interest bearing
  liabilities                                       70.13%         71.07%          64.92%          87.43%       110.98%


         Management strives to maintain the ratio of cumulative interest earning assets to cumulative interest bearing liabilities within a range of 60% to 140%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

         As of September 30, 2000, there were no substantial changes from the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 1999. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 1999 included in the Company's 1999 Annual Report on Form 10K.

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


                                  HABERSHAM BANCORP
                                     (Registrant)



Date November 13, 2000                  /s/ David D. Stovall
                                     ------------------------------------
                                     President and
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)