Form 10-Q/A
period 2000-09-30
HABERSHAM BANCORP
filed 2000-11-20
CIK 754597

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D. C. 20549

                                 AMENDMENT NO. 1
                                      TO
                                   FORM 10-Q

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

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine Month Periods Ended September 30, 2000 and 1999 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                            2000               1999
  Net income                                                $     2,348        $     1,247
  Adjustments to reconcile net income to net cash
   (used by) provided by operating activities:
      Provision for loan losses                                     715                677
      Depreciation                                                1,022              1,041
      Gain on sale of investment securities                         (37)               (16)
      Proceeds from sale of trading securities                       --                596
      Unrealized holding loss on trading securities                 306                725
      Loss (gain) on sale of other real estate                       11                (16)
      Net gain on sale of loans                                  (9,624)            (7,576)
      Amortization of intangible assets                             233                243
      Equity in earnings of investee                               (128)              (143)
      Deferred income tax benefit                                   (31)               (24)
      Proceeds from sale of loans held for sale                 423,314            456,110
      Net increase in loans held for sale                      (436,057)          (416,018)

  Changes in assets and liabilities:
      Increase in interest receivable                              (725)              (357)
      (Increase) decrease in other assets                          (934)                38
      Increase (decrease) in interest payable                       644               (486)
      Increase (decrease) in other liabilities                   15,075             (1,449)
                                                            -----------        -----------
  Net cash (used by) provided by operating activities            (3,868)            34,591
                                                            -----------        -----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
      Proceeds from maturity                                      4,230              9,278
      Proceeds from sale                                          2,403              5,016
      Purchases                                                  (5,845)            (8,393)
  Investment securities held to maturity:
      Proceeds from maturity                                      1,059              1,360
      Purchases                                                    (499)              (199)
  Other investments:
      Proceeds from sale                                            712              7,218
      Purchases                                                  (3,192)            (5,486)

  Net cash paid for purchase of CB Financial Corp.
   common stock                                                      --               (116)
  Loans:
      Proceeds from sale                                         12,858             32,970
      Net increase in loans                                     (64,037)          (113,864)
  Purchases of premises and equipment                            (1,185)            (1,260)
  Proceeds from sale of other real estate                           249                270
  Dividends received from other investment                           28                 --
                                                            -----------        -----------
  Net cash used in investing activities                         (53,219)           (73,206)
                                                            -----------        -----------

                                   SIGNATURES



    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  HABERSHAM BANCORP
                                     (Registrant)



Date November 20, 2000                  /s/ David D. Stovall
                                     ------------------------------------
                                     President and
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)