Form 10-K405
period 2000-12-31
HABERSHAM BANCORP
filed 2001-03-30
CIK 754597

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D. C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2000.

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from                  to
                                      ----------------    ---------------

                         Commission file number 0-13153

                               HABERSHAM BANCORP
   ------------------------------------------------------------------------
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

1,682,031 Shares of Common Stock, $1.00 par value--$20,604,880 as of March 8, 2001 (based upon market value of $12.25/share as of that date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2000:

Common Stock, $1.00 par value--2,698,746 shares

DOCUMENTS INCORPORATED BY REFERENCE

         (1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2000 (the "Annual Report") are incorporated by reference into Part II.

         (2) Portions of the Company's Proxy Statement relating to the 2001 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.


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

                              BUSINESS OF THE BANK

         Habersham Bank is a financial institution which was organized under the laws of the State of Georgia in 1904. Habersham Bank operates a full-service commercial banking business based in Habersham, White, Cherokee, and Warren Counties, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities and individual retirement accounts. It also makes secured and unsecured loans and provides other financial services to its customers. Habersham Bank has a full-time trust officer on staff and offers a full spectrum of trust services, including trust administration, asset management services, estate and will probate and administration, and other services in the area of personal trusts.

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

         Habersham Bank's primary market area consists of Habersham, White, Cherokee, and Warren Counties, Georgia. Habersham Bank competes principally for all types of loans, deposits and other financial services with other commercial banks located in Habersham, White, Cherokee, and Warren Counties, Georgia.

         Habersham Bank also competes with other financial institutions located in Habersham and Cherokee counties and with commercial banks, savings and loan associations, and other financial institutions located outside of Habersham and Cherokee counties. To a lesser extent, Habersham Bank competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies.

         The Company and its non-bank subsidiaries also compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, mortgage companies, mortgage servicers, leasing companies, insurance companies, companies providing data processing services, and companies providing bank consulting services.

                                   EMPLOYEES

         As of December 31, 2000, the Company had 312 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

                           SUPERVISION AND REGULATION

         Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

THE COMPANY

         Since the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve.

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

         Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

         Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.

         For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for five years. As a result, no bank holding company may acquire control of the Company until after the fifth anniversary date of the Bank's incorporation.

         CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

         -        the bank holding company has registered securities under
                  Section 12 of the Securities Act of 1934; or

         - no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenge of the rebuttable control presumption.

         PERMITTED ACTIVITIES. Since we have not qualified or elected to become a financial holding company, we are generally prohibited under the Bank Holding Company Act, from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

         -        Banking or managing or controlling banks; and

         - An activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

         Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

         -        Factoring accounts receivable;

         - Making, acquiring, brokering or servicing loans and usual related activities;

         -        Leasing personal or real property;

         - Operating a non-bank depository institution, such as a savings association;

         -        Trust company functions;

         -        Financial and investment advisory activities;

         -        Conducting discount securities brokerage activities;

         - Underwriting and dealing in government obligations and money market instruments;

         - Providing specified management consulting and counseling activities;

         - Performing selected data processing services and support services;

         - Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

         -        Performing selected insurance underwriting activities.

         Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

         Generally, if the Company qualifies and elects to become a financial holding company, it may engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

         -        Lending, trust and other banking activities;

         - Insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

         -        Providing financial, investment, or advisory services;

         - Issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

         -        Underwriting, dealing in or making a market in securities;

         - Other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

         - Foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

         -        Merchant banking through securities or insurance affiliates;
                  and

         -        Insurance company portfolio investments.

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

         SUPPORT OF SUBSIDIARY INSTITUTIONS. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company's bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

THE BANK

         Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

         BRANCHING. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states' laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

         Under the Federal Deposit Insurance Act, states may "opt-in" and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

         PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2000, the Company is adequately capitalized.

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

         An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

         FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions' that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.96 cents per $100 of deposits for the first quarter of 2001.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

The deposit operations of the Bank are subject to:

- The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

- The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

CAPITAL ADEQUACY

         The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC and Georgia Department of Banking and Finance, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. Our capital adequacy is measured on a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2000 our ratio of total capital to risk-weighted assets was 9.83% and our ratio of Tier 1 Capital to risk-weighted assets was 8.96%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2000, our leverage ratio was 6.65%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

         The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets.

         Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See "--Prompt Corrective Action."

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

         At December 31, 2000, the Bank was able to pay approximately $1,851,000 in dividends to the Company without prior regulatory approval.

RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

         The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

         *        loans or extensions of credit to affiliates;

         *        investment in affiliates;

         * the purchase of assets from affiliates, except for real and personal property exempted by the Federal Reserve;

         * loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

         * any guarantee, acceptance or letter of credit issued on behalf of an affiliate.

         The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Company must also comply with other provisions designed to avoid the taking of low-quality assets.

         The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

         The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

PRIVACY

         Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

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

EFFECT OF GOVERNMENTAL MONETARY POLICES

         Our earnings will be affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

         The Advantage Group, Inc.'s principal office is located at 1151 Washington Street, Clarkesville, Georgia. The telephone number of that office is (706) 778-1980.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                    PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The common stock of Habersham Bancorp is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol HABC. At December 31, 2000, Habersham Bancorp had approximately 547 shareholders of record. The following table sets forth the high and low sale prices of the Company's common stock on a quarterly basis for the past two fiscal years.


               2000                 HIGH      LOW

          Fourth quarter           $10.38    $ 9.63
          Third quarter             10.50      9.75
          Second quarter            10.63      9.75
          First quarter             13.00      9.81

               1999                 HIGH      LOW

          Fourth quarter           $14.50    $12.75
          Third quarter             16.00     12.63
          Second quarter            18.00     12.63
          First quarter             16.00     13.50

         Cash dividends were paid quarterly at a rate of $.06 per share of common stock in 2000. Cash dividends were paid quarterly at a rate of $.05 per share of common stock in 1999.

Item 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)


                                                FOR THE YEARS ENDED DECEMBER 31
                                       2000        1999       1998        1997       1996
SUMMARY OF OPERATIONS
Interest income                       $41,826    $32,144    $28,959     $26,962    $23,367
Interest expense                       24,921     16,517     15,091      13,305     11,044
Other income                           19,098     15,477     15,750       8,056      2,277
Other expense                          30,431     28,417     26,214      18,412     11,762

Net Income                              3,027      1,754      2,058       2,157      1,908

PER SHARE AMOUNTS
Net income - diluted                    $1.12       $.67       $.83        $.86       $.79
Dividends                                 .24        .20        .16         .14        .12
Weighted average number of
 common and common equivalent
 shares outstanding                 2,699,949  2,609,360  2,481,630   2,497,993  2,411,687

AT DECEMBER 31
Total assets                         $543,108   $461,976   $384,069    $328,197   $310,011
Earning assets                        504,640    424,663    359,838     299,301    287,850
Loans                                 441,850    365,499    281,898     235,764    230,867
Deposits                              341,032    317,420    280,453     261,665    224,361
Shareholders' equity                   38,751     35,429     32,214      30,144     27,669

RATIOS
Return on average assets                 .60%       .43%       .57%        .69%       .70%
Return on average equity                8.21%      5.10%      6.63%       7.48%      7.16%
Dividend payout ratio                  21.43%     29.85%     16.87%      16.28%     15.19%
Average equity to average
 assets ratio                           7.36%      8.35%      8.52%       9.16%      9.84%


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

         During 1999, BancMortgage formed a wholly owned subsidiary, BancMortgage Reinsurance, LTD., a reinsurance company incorporated in Turks and Caicos. The subsidiary provides insurance to companies offering private mortgage insurance.

RESULTS OF OPERATIONS

         The Company's net income was $3,027,308, $1,753,969,and $2,057,901, for the years ended December 31, 2000, 1999, and 1998, respectively, with related diluted earnings per common and common equivalent share of $1.12, $.67, and $.83, respectively, representing an increase of 67.16% from 1999 to 2000 and a decrease of 19.28% from 1998 to 1999.

         The increase in net income for the year ended December 31, 2000 when compared to the year ended December 31, 1999 was primarily due to increases in non-interest income and a reduction in the net after-tax unrealized loss resulting from the Company marking to market the holdings of 244,960 shares of Flag Financial Corp ("FLAG") common stock. The Company transferred its holdings of FLAG common stock from trading securities to its available for sale portfolio at market value as of September 30, 2000. The decrease in net income for the year ended December 31, 1999 when compared to the year ended December 31, 1998 was primarily due to a net after-tax unrealized loss of $786,000 due to the Company marking to market the holdings of FLAG common stock which was partially offset by a tax benefit of $409,000 resulting from a reduction of prior years' overaccrual. Net income represents a return on average equity of 8.21%, 5.10%, and 6.63% for 2000, 1999, and 1998, respectively.

NET INTEREST INCOME

         Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets which will cover overhead and other costs and provide a reasonable return to our shareholders.

         Net interest income for 2000 was approximately $16.9 million compared to $15.6 million in 1999 and $13.9 million in 1998. Net interest income for 2000 increased approximately $1,278,000 or 8.18% when compared to 1999, and net interest income for 1999 increased approximately $1,759,000 or 12.68% when compared to 1998.

         Interest income increased approximately $9.7 million or 30.12% for 2000 when compared to 1999 and increased approximately $3.2 million or 11.00% when compared to 1998.

         The increase in interest income for 2000 was primarily due to increases in the Company's loan portfolio of approximately $76.3 million and an increase in the average loan yields. The increase in interest income for 1999 was primarily due to increases in the Company's loan portfolio of approximately $35 million, offset by a reduced average yield on the loan portfolio.

         The Company's loan portfolio, exclusive of loans held for sale, increased approximately $64.5 million from December 31, 1999 to December 31, 2000 due to approximately $83.6 million of new residential mortgage loans, construction loans and commercial loans offset by sales of approximately $16.8 million in residential mortgages and construction loans. BancMortgage's held for sale loan portfolio increased by approximately $11.5 million from December 31, 1999 to December 31, 2000, resulting from sales of approximately $621 million of residential mortgage and construction loans offset by originations of approximately $632 million.

         Average interest rates on loans were 9.45%, 9.20%, and 9.37% in 2000, 1999, and 1998, respectively. Yields on variable rate residential mortgages decreased during 1999 in response to movements on various indices.

         The weighted average interest rate on investment securities was 5.77%, 5.36%, and 5.52%, for the years ended December 31, 2000, 1999, and 1998, respectively. Average interest rates on federal funds sold were 6.14%, 5.74%, and 5.33%, for the years ended December 31, 2000, 1999, and 1998, respectively.

         The increase in interest expense for 2000 of $8.4 million over 1999 was primarily due to additional interest expense on increased average balances on interest bearing deposits and other borrowings in addition to an increasing interest rate environment. Average Federal Home Loan Bank advances, average securities sold under repurchase agreements, and federal funds purchased for 2000 increased approximately $36,385,000, $2,735,000, and $8,411,000, respectively, when compared to 1999. Average certificates of deposit increased approximately $46,249,000 when compared to 1999.

         The increase in interest expense for 1999 of $1.4 million over 1998 was primarily due to additional interest expense on increased average balances on interest bearing deposits and other borrowings. Average Federal Home Loan Bank advances, average securities sold under repurchase agreements, and federal funds purchased for 1999 increased approximately $16,268,000, $4,335,000, and $5,537,000, respectively, when compared to 1998.

         The weighted average interest rate paid on deposits in 2000 increased to 5.65% compared to 4.72% in 1999. The weighted average interest rate paid on deposits in 1999 decreased to 4.72% compared to 5.24% in 1998. The average interest rate paid for borrowings in 2000 increased to 6.73% compared to 5.75% in 1999 and 5.30% in 1998.

         The net interest margin of the Company was 3.55% in 2000, 4.11% in 1999, and 4.08% in 1998. Net interest margin decreased for the year ended December 31, 2000 primarily due to increases in interest paid on certificates of deposit and interest expense paid on other borrowings, offset by increase in interest income arising from the increased volume in the loan portfolio.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

         Average assets rose approximately $88.8 million or 21.57% in 2000 over 1999 and $47.7 million or 13.08% in 1999 over 1998. Average loan balances increased approximately $92.3 million or 29.82% in 2000 over 1999 and $41.6 million or 15.55% in 1999 over 1998. Average balances in investment securities increased approximately $622,000 in 2000 or .96% in 2000 over 1999 and $5.2 million or 8.83% in 1999 over 1998. The average balance of federal funds sold in 2000 decreased approximately $1.7 million or 84.0% when compared to 1999 and decreased approximately $7.3 million in 1999 or 77.87% when compared to 1998.

         The average balance of deposits for 2000 increased by approximately $34.1 million or 11.61% over 1999 and increased in 1999 by approximately $19.5 million or 7.10% over 1998.

         The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest earning assets, average rates paid on deposits and borrowed funds, interest income and interest expense for each category of interest earning assets and interest bearing liabilities, and net interest margin. This information is presented for the years ended December 31, 2000, 1999, and 1998.


                                            ------------------------------------------  -------------------------------------------
                                                               2000                                         1999
                                            ------------------------------------------  -------------------------------------------
                                              Average         Income/        Average       Average         Income/        Average
                                              Balance        (Expense)      Yield/Cost     Balance        (Expense)      Yield/Cost
                                            ------------    ------------    ----------  ------------    -------------    ----------

Interest earning assets:
    Loans, net (1)                          $401,799,681    $ 37,982,792       9.45%    $309,502,406    $   28,487,996       9.20%
    Investment securities (2)
      Taxable                                 30,149,707       1,943,371       6.45%      32,693,560         1,844,174       5.64%
      Tax exempt                              23,930,179       1,174,087       4.91%      23,857,174         1,186,506       4.97%

    Federal funds sold                           213,744          13,119       6.14%       2,078,334           119,229       5.74%
    Interest bearing deposits
      in other banks                                  --              --                      41,250             2,953       7.16%
                                            ------------      ----------                ------------        ----------
      Total interest earning assets          456,093,311      41,113,369                 368,172,724        31,640,858
                                            ------------      ----------                ------------        ----------
Non-interest earning asses                    44,601,194                                  43,679,007
                                            ------------                                ------------
      Total assets                          $500,694,505                                $411,851,731
                                            ============                                ============
Interest bearing liabilities:
    Money market and NOW                    $ 51,456,529      (1,528,005)      2.97%    $ 60,548,509        (1,565,048)      2.58%
    Savings accounts                           7,630,427        (178,541)      2.34%       8,355,673          (188,544)      2.26%
    Certificates of deposit                  243,416,390     (15,374,355)      6.32%     197,166,960       (10,801,196)      5.48%
                                            ------------      ----------                ------------        ----------
      Total deposits                         302,503,346     (17,080,901)      5.65%     266,071,142       (12,554,788)      4.72%
    Short-term and other borrowings          116,452,878      (7,839,750)      6.73%      68,914,796        (3,962,118)      5.75%
                                            ------------      ----------                ------------        ----------
      Total interest bearing liabilities     418,956,224     (24,920,651)                334,985,938       (16,516,906)
                                            ------------      ----------                ------------        ----------
Non-interest bearing liabilities              44,871,760                                  42,474,653
                                            ------------                                ------------
       Total liabilities                     463,827,984                                 377,460,591
Shareholders' equity                          36,866,521                                  34,391,140
                                            ------------                                ------------
      Total liabilities and
         shareholders' equity               $500,694,505                                $411,851,731
                                            ============                                ============

Net interest income                                         $ 16,192,718                                 $  15,123,952
                                                            ============                                 =============

         Net interest margin                                                   3.55%                                        4.11%
                                                                               ====                                         ====

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED


                                                                           1998
                                                     Average               Income/             Average
                                                     Balance              (Expense)           Yield/Cost
                                                  ------------          ------------          ----------

Interest earning assets:
    Loans, net (1)                                $267,857,590          $ 25,088,953              9.37%
    Investment securities (2)
      Taxable                                       32,749,495             1,903,096              5.81%
      Tax exempt                                    22,633,929             1,153,956              5.10%
    Federal funds sold                               9,393,451               500,504              5.33%
    Interest bearing deposits
      in other banks                                    99,000                 6,534              6.60%
                                                  ------------          ------------
      Total interest earning assets                332,733,465            28,653,043
                                                  ------------          ------------
Non-interest earning assets                         31,464,333
                                                  ------------
      Total assets                                 364,197,798
                                                  ============
Interest bearing liabilities:
    Money market and NOW                          $ 53,598,039            (1,717,837)             3.21%
    Savings accounts                                 8,254,196              (224,025)             2.71%
    Certificates of deposit                        184,802,058           (10,970,060)             5.94%
                                                  ------------          ------------
      Total deposits                               246,654,293           (12,911,922)             5.23%
    Short-term and other borrowings                 41,073,525            (2,178,631)             5.30%
                                                  ------------          ------------
      Total interest bearing liabilities           287,727,818           (15,090,553)
                                                  ------------          ------------
Non-interest bearing liabilities                    45,433,315
                                                  ------------
       Total liabilities                           333,161,133
Shareholders' equity                                31,036,665
                                                  ------------
       Total liabilities and
         shareholders' equity                     $364,197,798
                                                  ============
Net interest income                                                     $ 13,562,490
                                                                        ============
         Net interest margin                                                                      4.08%
                                                                                                  ====

(1) Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 2000, 1999, and 1998.
(2) Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

                                                      2000 vs. 1999                                  1999 vs. 1998
                                                    Increase (Decrease)                             Increase (Decrease)
                                                           Due to                                          Due to
                                          ------------------------------------------   -------------------------------------------
                                             Average        Average                      Average          Average
                                            Volume (1)      Rate (1)         Net         Volume (1)         Rate (1)        Net
                                          -----------      ---------      ---------     -----------       --------      ---------
Interest Income:
  Loans                                   $ 8,491,349      1,003,447      9,494,796     $ 3,902,119       (503,076)     3,399,043
  Investment securities:
    Taxable                                  (143,473)       242,670         99,197          (3,250)       (55,673)       (58,923)
    Tax exempt                                  3,628        (16,047)       (12,419)         62,385        (29,835)        32,550
  Federal Funds Sold                         (100,259)        (5,851)      (106,110)       (389,896)         8,621       (381,275)
  Interest-bearing deposits
    in other banks                             (2,953)            --         (2,953)         (3,812)           232         (3,580)
                                          -----------      ---------      ---------     -----------     ----------      ---------
    Total interest earning assets         $ 8,248,292      1,224,219      9,472,511     $ 3,567,546       (579,731)     2,987,815
                                          ===========     ==========      =========     ===========     ==========      =========

Interest Expense:
  Money market and NOW                    $  (234,573)       197,530        (37,043)    $   222,415       (375,204)      (152,789)
  Savings accounts                            (16,391)         6,388        (10,003)          2,750        (38,231)       (35,481)

  Certificates of deposit                   2,534,469      2,038,690      4,573,159         734,475       (903,339)      (168,864)
  Short-term and other borrowings           2,733,440      1,144,192      3,877,632       1,475,587        307,900      1,783,487
                                          -----------      ---------      ---------     -----------     ----------      ---------
    Total interest-bearing liabilities    $ 5,016,945      3,386,800      8,403,745     $ 2,435,227     (1,008,874)     1,426,353
                                          ===========     ==========      =========     ===========     ==========      =========

  Change in net interest income           $ 3,231,347     (2,162,581)     1,068,766     $ 1,132,319        429,143      1,561,462
                                          ===========     ==========      =========     ===========     ==========      =========






1) The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

OTHER NONINTEREST INCOME AND OTHER NONINTEREST EXPENSE

         Noninterest income in 2000 increased $3.6 million or 23.39% when compared to 1999 and decreased $273,000 in 1999 or 1.73% when compared to 1998. Noninterest income in 2000 when compared to 1999 increased primarily due to increases in gains on sale of loans of approximately $2.9 million and increases in other income of approximately $300,000 offset by an unrealized loss of approximately $306,000 due to the Company's marking to market its holding of 244,960 shares of FLAG common stock. During 1999, the Company recorded an unrealized loss of $1.2 million on the FLAG common stock. Noninterest income also increased $1.2 million due to brokerage fee income resulting from increased activities at Prestwick Mortgage Group. The increase in other income during 2000 over 1999 is primarily due to increased activity of The Advantage Group, Inc. and increased earnings from the investment of company-owned life insurance. The closing of Appalachian also resulted in a $800,000 decrease in other noninterest income, in 2000 compared to 1999.

         Noninterest income in 1999 when compared to 1998 decreased primarily due to the Company's marking to market its holding of 244,960 shares of FLAG common stock for a loss of approximately $1.2 million and the Company's decision to cease operation of its travel agency subsidiary, resulting in a decrease in travel service income of approximately $493,000. These decreases were offset by increases in gains on sale of loans, loan fee income, and broker fee income of approximately $186,000, $519,000, and $315,000, respectively, due to increased production volume at BancMortgage and Habersham Bank. In addition, the Company also recognized earnings of approximately $211,000 from its investment in CB Financial which was acquired in 1999. In addition, other income increased during 1999 over 1998 approximately $600,000 due to start up activity of The Advantage Group, Inc., earnings from the investment of company-owned life insurance, and other miscellaneous fees.

         Other noninterest expense in 2000 increased by approximately $2 million or 7.08% as compared to 1999 and the 1999 amount increased by approximately $2.2 million or 8.41% as compared to 1998. The increase for 2000 was primarily due to increases of $2,034,000, $305,000, $278,000, and $81,000 in personnel and employee benefits, occupancy, operating expenses, and computer expenses, respectively, offset by decreases in travel service expense of approximately $685,000 resulting from the Company's decision to cease operation of its travel agency subsidiary. The increase in personnel, occupancy and operating expenses resulted from a full year of operations of the branch office of Habersham Bank in Warrenton, GA. and normal growth of other existing banking and mortgage banking operations.

         The increase for 1999 was primarily due to increases of $1,522,000, $405,000, and $827,000 in personnel, occupancy, and other operating expenses, respectively, offset by decreases in travel service expense and computer services expense of Habersham Bank of approximately $456,000 and $94,000, respectively. The increase in personnel, occupancy, and operating expenses resulted from the opening of a loan production office in Warrenton, GA during 1999, as well as BancMortgage expanding operations with the purchase of selected assets of The Fidelity Group.


INCOME TAX (BENEFIT) EXPENSE

         The effective tax rate for the Company increased during 2000 to 29.22%. The effective tax rate for the Company decreased during 1999 when compared to 24.43% in 1998 as a result of a tax benefit of $409,477 resulting from a reduction of prior years' overaccrual.


PROVISION FOR LOAN LOSSES

         The Company's provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period. The provision for loan losses was $1,295,445 in 2000 as compared to $985,800 in 1999 and $692,500 in 1998. The Company's allowance for loan losses was $3,454,007 at December 31, 2000, which was .90% of year-end loans and 78.15% of total nonperforming loans, compared to $3,181,553 at December 31, 1999, which was 1.00% of year-end loans and 136.90% of total nonperforming loans.

         At December 31, 2000, loans over 90 days past due and nonaccrual loans totaled $3,709,787 or .97% of gross outstanding loans as compared to $1,542,148 or .49% of gross outstanding loans at December 31, 1999.

         The increase in loans over 90 days past due and nonaccrual loans during 2000 of approximately $2.2 million was primarily due to increases of approximately $1.5 million and $647,000 in loans over 90 days past due and in nonaccrual loans, respectively. The increase in loans over 90 days past due consisted primarily of two construction lines of credit secured by residential properties totaling approximately $1,008,000 and $425,000 which were paid off subsequent to year end. The increase in nonaccrual loans consisted primarily of mortgage loans and construction loans of approximately $1,062,000 and $367,000, respectively, offset by paydowns of approximately $580,000 and $202,000, respectively.

         The decrease in loans over 90 days past due and nonaccrual loans during 1999 of approximately $1.5 million was primarily due to decreases in nonaccrual loans relating to paydowns of approximately $1,058,000, charge-offs of approximately $346,000, and movement to other real estate of approximately $348,000 offset by additions in nonaccrual mortgage loans of approximately $946,000. Loans 90 days past due decreased approximately $674,000 in 1999.

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

         Net charge-offs amounted to $1,022,991 in 2000 representing .25% of average loans, as compared to $513,817 in 1999 representing .16% of average loans. Net charge-offs were $319,009 in 1998, representing .12% of average loans.

         The following table summarizes, for each of the years in the five year period ended December 31, 2000, selected information related to the allowance for loan losses.

                                               2000              1999               1998                 1997             1996
Balance of allowance for loan
 losses at beginning of period           $   3,181,553      $   2,709,570      $   2,336,079      $   2,261,406      $   2,335,788
                                         -------------      -------------      -------------      -------------      -------------
Charge-offs:
 Commercial, financial & agricultural         (266,960)          (117,133)          (221,048)          (224,976)          (183,218)
 Real estate                                  (425,543)          (350,006)           (77,764)          (142,871)          (256,126)
 Installment loans to individuals             (324,084)          (141,661)          (140,809)          (145,373)          (108,660)
 Other                                         (43,377)           (32,059)           (22,157)           (34,390)           (23,014)
                                         -------------      -------------      -------------      -------------      -------------
Total charge-offs                           (1,059,964)          (640,859)          (461,778)          (547,610)          (571,018)
                                         -------------      -------------      -------------      -------------      -------------
Recoveries:
 Commercial, financial & agricultural               --              4,128             59,284             22,454             32,857
 Real estate                                       965             59,570             16,850            108,247             65,150
 Installment loans to individuals               32,053             57,872             55,071             61,324             28,760
 Other                                           3,955              5,472             11,564              8,258              9,869
                                         -------------      -------------      -------------      -------------      -------------
Total recoveries                                36,973            127,042            142,769            200,283            136,636
                                         -------------      -------------      -------------      -------------      -------------
 Net charge-offs                            (1,022,991)          (513,817)          (319,009)          (347,327)          (434,382)

 Provision for loan losses                   1,295,445            985,800            692,500            422,000            360,000
                                         -------------      -------------      -------------      -------------      -------------
 Balance of allowance for loan
  losses at end of period                $   3,454,007      $   3,181,553      $   2,709,570      $   2,336,079      $   2,261,406
                                         =============      =============      =============      =============      =============
 Average amount of loans                 $ 401,799,681      $ 309,502,406      $ 267,857,590      $ 236,673,265      $ 188,885,803
                                         =============      =============      =============      =============      =============
 Ratio of net charge-offs during
  the period to average loans
  outstanding during the period                    .25%               .16%               .12%               .15%               .23%

 Ratio of allowance to year-end loans              .90%              1.00%              1.29%              1.18%              1.09%

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

         The Company's provision for loan losses is based upon management's continuing review and evaluation of the loan portfolio and is intended to create an allowance adequate to absorb losses on loans outstanding as of the end of each reporting period. For individually significant amounts, management's review consists of evaluations of the borrower's strength, value of the related collateral and other factors. This evaluation is made by classifying loans based on values assigned to each of the aforementioned variables. These classifications are assigned by the loan reviewers and are reviewed by the Board of Directors. Totals by loan classification, along with related historical loss ratios, regulatory requirements, and specific collateral evaluations, are used to determine the allowance required to provide for losses on the classified loans. The review of groups of loans, that are individually insignificant is based upon delinquency status of the group, lending policies and previous collection experience of each category. The effects of current conditions on specific industries or classes of borrowers are also considered in determining the general allowances for loan losses on this non-classified portion of the loan portfolio. Management believes its allowance for loan losses is adequate to absorb losses on loans outstanding at December 31, 2000.

         The allowance for loan losses allocation is based on subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The allocation of the allowance for loan losses by loan category at December 31, 2000, 1999, 1998, and 1997 is as follows:


                                             2000                     1999                   1998                     1997
                                   ----------------------  ------------------------  ----------------------  ----------------------
                                              Percent of                Percent of             Percent of               Percent of
                                               Loans to                  Loans to               Loans to                 Loans to
                                     Amount   Total loans   Amount      Total loans   Amount   Total loans   Amount     Total loans
                                   --------   -----------  ----------  -----------  --------- ------------  --------    -----------
Commercial, financial
     & agricultural                $  775,783      5.8%    $  921,585      4.5%     $  775,239      4.9%    $  720,380      6.7%
Real estate                         2,027,587     75.0%     1,619,563     76.8%      1,471,843     63.4%     1,426,477     70.5%
Installment loans
    to individuals                    386,883      5.7%       442,005      5.5%        405,988      6.1%       189,222      6.9%

Loans held for sale                   263,754     13.5%       198,400     13.2%         56,500     25.6%            --     15.9%
                                   ----------    -----     ----------    -----      ----------    -----     ----------    -----
    Total                          $3,454,007    100.0%    $3,181,553    100.0%     $2,709,570    100.0%    $2,336,079    100.0%
                                   ==========    =====     ==========    =====      ==========    =====     ==========    =====

         Prior to 1997, the Company used an alternative method to determine the allowance for loan losses. The Company began the allocation of the allowance for loan losses by categories in 1997.

LOANS

         Loans, exclusive of loans held for sale, increased approximately $64.8 million or 20.43% in 2000 as compared to 1999. The increase in the Company's loan portfolio in 2000 resulted primarily from approximately $44.2 million of new loans secured by residential properties, approximately $9 million of new commercial loans, $23.1 million of new construction loans secured by residential properties, and $5.1 million in consumer loans, offset by sales of approximately $16.6 million in construction loans. Loans held for sale increased approximately $11.5 million or 23.92% in 2000 when compared to 1999.

         The composition of the Company's loan portfolio changed during 2000 as a result of increases in real estate secured mortgage, commercial, construction, and consumer loans of approximately $56 million or 25.25%, $8.9 million or 53.81%, $6.3 million or 5.88%, and $5.1 million or 25.38%, respectively.

   The amount of loans outstanding at December 31 for each of the last five years is set forth in the following table according to type of loan and is net of unamortized loan origination fees and unamortized discounts. The Company had no foreign loans at December 31 in any of the last five years.


                                      2000                 1999              1998                 1997               1996

Commercial, financial
  and agricultural                $ 25,566,931        $ 16,623,264        $ 13,829,965        $ 15,824,792        $ 18,292,993
Real estate - construction         113,201,531         106,915,963          66,359,030          61,965,365          50,263,496
Real estate - mortgage             277,877,922         221,857,018         184,418,653         141,857,765         146,197,001
Installment loans to
  individuals                       25,287,734          20,168,672          17,337,632          16,115,903          15,410,015
                                  ------------        ------------        ------------        ------------        ------------
    Total                         $441,934,118        $365,564,917        $281,945,280        $235,763,825        $230,163,505
                                  ============        ============        ============        ============        ============

         The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 2000.

                                                                         DUE AFTER
                                                       DUE IN            ONE THROUGH        DUE AFTER
LOAN MATURITY:                                        ONE YEAR           FIVE YEARS         FIVE YEARS             TOTAL
                                                    ------------        ------------        -----------        ------------
Commercial, financial
 and agricultural ...........................        $ 19,637,331        $  5,770,338        $   159,262        $ 25,566,931
Real estate - construction ..................         110,911,409           1,830,919            459,203         113,201,531
Real estate - mortgage ......................          90,161,161         117,783,019         69,933,742         277,877,922
Installment loans to
  Individuals ...............................           7,037,077          15,751,098          2,499,559          25,287,734
                                                     ------------        ------------        -----------        ------------
     TOTAL ..................................        $227,746,978        $141,135,374        $73,051,766        $441,934,118
                                                     ============        ============        ===========        ============

LOAN INTEREST RATE SENSITIVITY:
Loans with:
 Predetermined interest rates ...............        $ 59,514,933        $ 64,889,148        $73,051,766        $197,455,847
 Floating or adjustable
  interest rates ............................         168,232,045          76,246,226                 --         244,478,271
                                                     ------------        ------------        -----------        ------------
    TOTAL ...................................        $227,746,978        $141,135,374        $73,051,766        $441,934,118
                                                     ============        ============        ===========        ============

NONPERFORMING ASSETS AND PAST DUE LOANS

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets increased $2,793,000 or 69.91% in 2000 compared to 1999 and decreased $1,417,000 or 26.18% in 1999 compared to 1998. The increase for 2000 was primarily due to increases in accruing loans 90 days past due, nonaccrual loans, and other real estate of approximately $1,520,000, $647,000, and $697,000, respectively, offset by a decrease in restructured loans of approximately $72,000.

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


NONPERFORMING ASSETS:                             2000                1999             1998             1997              1996
Accruing loans 90 days past due               $1,858,944           $  338,677       $1,013,009       $1,282,000       $  377,000
Nonaccrual                                     1,850,843            1,203,471        2,009,258        1,251,157          981,801
Restructured loans                               709,787              781,803          849,963          913,753          973,559
Other real estate owned                        2,368,559            1,671,083        1,539,900        1,908,094        2,403,397
                                              ----------           ----------       ----------       ----------       ----------
Total nonperforming assets                    $6,788,133           $3,995,034       $5,412,130       $5,355,004       $4,735,757
                                              ==========           ==========       ==========       ==========       ==========

RATIOS:
Nonperforming loans (excluding
  restructured loans) to total loans                 .97%                 .49%            1.44%            1.28%             .66%
Nonperforming assets to total loans
  plus other real estate owned                      1.77%                1.25%            2.56%            2.68%            2.26%
Allowance to nonperforming assets                  50.88%               79.64%           50.06%           43.62%           47.75%

         The increase in accruing loans over 90 days past due consisted primarily of two construction lines of credit secured by residential properties totaling approximately $1,008,000 and $425,000 which were paid off subsequent to December 31, 2000.

         Accrual of interest is discontinued when either principal or interest becomes 90 days past due unless the loan is both well secured and in the process of collection, or in management's opinion, when reasonable doubt exists as to the full collection of interest or principal. Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $377,154, $266,491, and $401,099 in 2000, 1999, and
1998, respectively, compared with interest income recognized of $213,793, $185,054, and $274,557, respectively.

         At December 31, 2000, the Company had no significant loans which management designated as potential problem loans which have not been disclosed above as nonaccrual or past due loans.

         Habersham Bank held a concentration in construction lending which totaled approximately $113 and $107 million at December 31, 2000 and 1999, or approximately 29.8% and 34.1% of total net loans at December 31, 2000 and 1999, respectively.

         Habersham Bank held a concentration in mortgages for agribusiness purposes in the poultry industry which totaled approximately $9 million at December 31, 2000 and 1999, or approximately 2.4% and 2.8% of total net loans at December 31, 2000 and 1999, respectively.

INVESTMENT SECURITIES

         The Company has classified its investment securities as available for sale, held to maturity, or trading. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 2000, approximately $42.9 million of investment securities were classified as available for sale. Approximately $30,800 of net unrealized loss, net of income taxes, was included in shareholders' equity related to the available for sale investment securities.

         On September 30, 1998, the Company exercised its previously acquired option to purchase a 26.5% interest in Empire Bank Corp. ("Empire"), Homerville, Georgia at a total cost of $3,017,406. Subsequent to the Company acquiring its option to purchase this interest in Empire, Empire entered into a definitive agreement to be acquired by FLAG. Upon the exchange of its common stock in Empire for the common stock of FLAG during December 1998, the Company recorded the investment in the common stock of FLAG as a trading security and recorded an unrealized gain of $478,134 which is reflected in earnings. During 1999, the Company recorded an unrealized loss of $1,190,820 related to the trading securities. During 2000, the Company recorded an unrealized loss of $306,200 related to the trading securities. The Company transferred its holdings of FLAG common stock from trading securities to its available for sale portfolio at market value as of September 30, 2000.

         The following table sets forth the carrying amounts of investment securities at December 31, 2000, 1999, and 1998.

                                                      2000                 1999                 1998
Investment securities
 available for sale:
    U.S. Treasury                                 $ 2,528,975          $        --          $   200,812
    U.S. Government agencies                       23,296,280           23,049,452           31,678,154
    States & political subdivisions                14,391,722           14,430,944           13,767,110
    Other investments                               2,769,297            1,339,431              693,936
                                                  -----------          -----------          -----------
      Total                                       $42,986,274          $38,819,827          $46,340,012
                                                  ===========          ===========          ===========
 Investment securities held to maturity:
    U.S. Government agencies                      $ 3,466,302          $ 3,535,356          $ 3,911,279
    States & political subdivisions                 9,658,100           10,666,346           11,600,284
    Other investments                                      --                   --               99,000
                                                  -----------          -----------          -----------
      Total                                       $13,124,402          $14,201,702          $15,610,563
                                                  ===========          ===========          ===========

Trading securities                                $        --          $ 1,714,720          $ 3,495,540
                                                  ===========          ===========          ===========


    The following table sets forth the maturities of debt investment securities at carrying value at December 31, 2000 and the related weighted yields of such securities on a tax equivalent basis (assuming a 34% tax rate).


                                                                              MATURING IN
                                                   ONE YEAR                1-5                5-10              AFTER 10
                                                   OR LESS                YEARS               YEARS              YEARS
Investment securities available for sale:

Carrying value:
 U.S. Treasury                                  $    1,005,620       $    1,523,355                   --                   --
 U.S. Government agencies                               55,222            1,318,495       $    3,627,513       $   18,295,050
 States & political subdivisions                       860,668            2,629,132            3,165,048            7,736,874
 Other investments                                          --                   --                   --              835,000

Weighted average yields:

 U.S. Treasury                                            5.93%                5.91%                  --%                  --%
 U.S. Government agencies                                 7.62%                5.68%                7.08%                6.67%
 States & political subdivisions                          7.00%                6.53%                7.24%                7.65%
 Other investments                                          --                   --                   --                 5.03%

Investment securities held to maturity:

Carrying value:
 U.S. Government agencies                       $           --       $       57,564       $    1,040,103       $    2,368,635
 States & political subdivisions                       797,412            3,421,615            2,387,485            3,051,588


Weighted average yields:
 U.S. Government agencies                                   --                 6.10%                6.86%                7.53%
 States & political subdivisions                          7.14%                7.11%                7.44%                6.98%

         No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's shareholders' equity at December 31, 2000.


OTHER STOCK INVESTMENT

         In May 1999, the Company exercised its previously acquired option to purchase a 45.91% interest in CB Financial Corp., Warrenton, Georgia, at a total cost of $2,963,757, including direct costs of acquisition of $115,468. In connection with this purchase, the Company issued 207,713 shares of its common stock valued at $2,847,883 and cash of $406 in exchange for 27,574 shares of common stock of CB Financial Corp. The investment in CB Financial Corp. is accounted for using the equity method. Included in the initial investment in CB Financial Corp. common stock was approximately $1,278,000 in excess cost over the Company's underlying equity in the net assets of this investee. For the years ended December 31, 2000 and 1999, the Company recorded $153,348 and $211,279, respectively, as equity in earnings of CB Financial Corp. Amortization of related excess cost over basis in CB Financial Corp. common stock for the years ended December 31, 2000 and 1999 totaled $85,212 and $49,707, respectively. The assets of CB Financial Corp. as of December 31, 2000 and 1999 totaled approximately $40,816,000 and $41,889,000, respectively, and net income for the years ended December 31, 2000 and 1999 totaled approximately $334,000 and $83,000, respectively.


DEPOSITS

         Average deposits increased approximately $34.1 million and $19.5 million during 2000 and 1999, respectively.


    The following table sets forth the average amount of deposits and average rate paid on such deposits for each category which exceeds 10% of average total deposits for the years ended December 31, 2000, 1999, and 1998.


                                            2000                      1999                     1998
                                          AVG. AMT        AVG       AVG. AMT      AVG         AVG. AMT      AVG
                                         OUTSTANDING     RATE      OUTSTANDING    RATE      OUTSTANDING    RATE
Interest bearing demand deposits         $ 51,456,529    2.97%    $ 60,548,509    2.58%    $ 58,598,039    3.21%
Noninterest bearing demand deposits        25,683,053     n/a       27,967,073     n/a       27,892,056     n/a
Time certificates of deposit              243,416,390    6.32%     197,166,960    5.48%     184,802,058    5.94%


         At December 31, 2000, time certificates of deposit of $100,000 or more totaled $83,268,118. The maturities of all time certificates of deposit over $100,000 are as follows:

           3 months or less                                   $18,814,350
           Over 3 but less than 6 months                       14,566,169
           Over 6 but not more than 12 months                  30,386,666
           Over 1 year but not more than 5 years               19,500,933
                                                              -----------
             TOTAL                                            $83,268,118
                                                              ===========


BORROWINGS

         Borrowings increased approximately $ 47.5 million during 2000 as compared to 1999 as a result of borrowings of approximately $30.8 million from the Federal Home Loan Bank, approximately $10.6 million in federal funds purchased and approximately $6.1 million in securities sold under repurchase agreements. At December 31, 2000, the Company has a Daily Rate Credit line and a Warehouse line of credit with the Federal Home Loan Bank. Both of these lines of credit are specific collateral agreements. The Daily Rate Credit line is backed by qualifying first mortgage loans, commercial loans, and pledged securities. The Warehouse line is backed by qualifying first mortgage loans.

         The Company converted two $10 million advances from the Daily Rate Credit line to long-term fixed-rate loans during 2000. The terms are for 10 and 5 years, respectively, (callable each year) with fixed rates of 6.02% and 6.72%, respectively.

         At December 31, 2000, the Company had available repurchase agreement line of credit commitments with Compass Bank totaling $12 million, of which $10.2 million was advanced. The Company also had available repurchase agreement line of credit commitments with National Bank of Commerce totaling $4 million, of which none were advanced.


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

    Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2000, that the Company meets all capital adequacy requirements to which it is subject.

    As of December 31, 2000, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as adequately capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's categories.

         The Company's actual capital amounts and ratios as of December 31, 2000 follows (in thousands):


                                                                                                             TO BE WELL
                                                                                                             CAPITALIZED
                                                                                                             UNDER PROMPT
                                                                                                              CORRECTIVE
                                                                                    FOR CAPITAL                ACTION
                                                                 ACTUAL          ADEQUACY PURPOSES            PROVISIONS
                                                           AMOUNT     RATIO       AMOUNT    RATIO         AMOUNT       RATIO
         As of December 31, 2000
         Total Capital (to risk-weighted assets):
           The Company                                      $39,399    9.83%      $32,080     8%              N/A      N/A
           Habersham Bank                                    34,931    8.85%       31,570     8%          $39,738       10%


         Tier I Capital (to risk-weighted assets):
           The Company                                      $35,945    8.96%      $16,040     4%              N/A      N/A
           Habersham Bank                                    31,477    7.98%       15,785     4%          $23,843        6%

         Tier I Capital (to average assets):
           The Company                                      $35,945    6.65%      $21,609     4%              N/A      N/A
           Habersham Bank                                    31,477    5.90%       21,346     4%          $26,682        5%

         While management believes that the current level of capital is sufficient for the current and foreseeable needs of the Company, capital needs are continually evaluated by management.

         Cash dividends were paid at a rate of $.06 per share in March, June, September, and December 2000. Cash dividends were paid at a rate of $.05 per share in March, June, September, and December 1999. Cash dividends were paid at a rate of $.04 per share in March, June, September, and December of 1998.

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


INTEREST RATE SENSITIVITY ANALYSIS


                                      DUE IN          DUE AFTER          DUE AFTER       DUE AFTER       DUE AFTER     TOTAL
                                      THREE         THREE THROUGH      SIX THROUGH      ONE THROUGH       FIVE
 INTEREST EARNING ASSETS:            MONTHS          SIX MONTHS       TWELVE MONTHS      FIVE YEARS       YEARS
 Investment securities            $     925,148    $    200,000     $   1,593,774     $   8,950,161    $ 44,441,593    $ 56,110,676
 Loans                              173,532,277      26,955,439        27,259,262       141,135,374      73,051,766     441,934,118
                                  -------------    ------------     -------------     -------------    ------------    ------------
 Total earning assets               174,457,425      27,155,439        28,853,036       150,085,535     117,493,359     498,044,794
                                  -------------    ------------     -------------     -------------    ------------    ------------

INTEREST BEARING
  LIABILITIES:

Deposits:
  Money Market and NOW               47,362,669              --                --                --              --      47,362,669
  Savings                             7,306,451              --                --                --              --       7,306,451
  Certificates of deposit            46,033,163      63,575,347        80,105,053        68,862,863              --     258,576,426
  Short-term
    borrowings                      124,940,188              --                --        11,950,000      10,000,000
                                  -------------    ------------     -------------     -------------    ------------    ------------
                                                                                                                        146,890,188
Total interest bearing
  liabilities                       225,642,471      63,575,347        80,105,053        80,812,863      10,000,000     460,135,734
                                  -------------    ------------     -------------     -------------    ------------    ------------



Excess (deficiency) of
  interest earning assets
  over (to) interest
 bearing liabilities              $ (51,185,046)   $(36,419,908)    $ (51,252,017)    $  69,272,672    $107,493,359    $ 37,909,060
                                  =============    ============     =============     =============    ============    ============


Cumulative  gap                   $ (51,185,046)   $(87,604,954)    $(138,856,971)    $ (69,584,299)   $ 37,909,060

Ratio of cumulative gap to
 total cumulative earning assets         (29.34)%        (43.45)%          (60.25)%          (18.29)%          7.61%
Ratio of interest earning
 assets to interest bearing
 liabilities                              77.32%          69.71%            62.40%            84.54%         108.22%


         The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 60% to 140% at the less-than one-year-time frame. At December 31, 2000, the Company was able to meet such objective. The interest rate sensitivity analysis has a negative one year gap of approximately $138.8 million (excess of interest bearing liabilities to interest earning assets repricing within one year). However, the Company's experience has shown that NOW, Money Market, and Savings deposits of approximately $54.7 million are less sensitive to short term rate movements.


MARKET RISK

         Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods.

         Market risk arises primarily from interest rate risk inherent in the Company's lending and deposit taking activities. The structure of the Company's loan and deposit portfolios is such that a significant decline in the prime rate may adversely impact net market values and interest income. Management seeks to manage this risk through the use of its investment securities portfolio. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the portfolio. The Company is also subject to equity risk as a result of changes in market values of its equity securities.

         The table below presents in tabular form the contractual balances and the estimated fair value of the Company's balance sheet financial instruments and their expected maturity dates as of December 31, 2000. The expected maturity categories take into consideration historical prepayments experience as well as management's expectations based on the interest rate environment as of December 31, 2000.

MARKET RISK INFORMATION (IN THOUSANDS)

                                                         PRINCIPAL/NOTIONAL AMOUNT MATURING IN:                          FAIR
                                 2001        2002        2003        2004         2005     THEREAFTER      TOTAL         VALUE
RATE-SENSITIVE ASSETS:
Fixed interest rate
 loans                        $  59,515    $ 17,418    $ 19,874    $ 14,424    $ 13,073     $ 73,052    $ 197,456      $197,532
Average interest rate              9.18%       9.23%       9.70%       9.94%       9.71%        8.66%        9.14%

Variable interest rate
 loans                          168,232       9,054      10,197      53,102       3,893           --      244,478       244,478
Average interest rate             10.29%       8.29%       6.61%       6.61%       7.90%          --%        9.26%

Fixed interest rate
 securities                       2,716       2,933       2,886       1,257       1,554       36,377       47,723        47,559
Average interest rate              5.19%       4.88%       4.79%       4.65%       5.82%        5.74%        5.58%

Variable interest rate
 securities                          --          --         200          --          97        6,203        6,500         6,537
Average interest rate                --%         --%       3.55%         --%       3.77%        6.11%        6.00%

RATE-SENSITIVE LIABILITIES:
Savings and interest
  bearing checking               54,669          --          --          --          --           --       54,669        54,669
Average interest rate              2.89%         --%         --%         --%         --%          --%        2.89%

Fixed interest rate
  time deposits                 189,577      29,383      29,388       9,985          --          107      258,440       264,426
Average interest rate              6.60%       6.82%       6.82%       6.95%         --%        6.99%        6.66%

Variable interest rate
  time deposits                     136          --          --          --          --           --          136           136
Average interest rate              6.04%         --%         --%         --%         --%          --%        6.04%

Variable interest rate
  borrowings                    124,940       1,950          --          --      10,000       10,000      146,890       146,890
Average interest rate              6.43%       8.31%         --%         --%       6.02%        6.72%        6.45%

Equity investments of $1,934,297 are subject to changes in market values.

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

         The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $20,000,000. Presently, the Company has made arrangements with commercial banks for short-term advances up to $16,000,000 under a repurchase agreement line of credit of which $10,200,000 was advanced at December 31, 2000, in addition to a total available line of $163,000,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank of which $108,000,000 was advanced at December 31, 2000.

         Habersham Bank's liquidity policy requires a minimum ratio of 20% of cash and certain short-term investments to net withdrawable deposit accounts. The Bank's liquidity ratios at December 31, 2000 and 1999 were 20.90% and 23.72%, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

         In June 1998, the Financial Accounting Standards Board (FASB) issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 is effective for financial statements for all fiscal quarters of all fiscal years beginning after June 15, 1999. In June 1999, the FASB issued SFAS No. 137 "Accounting for Derivative Instruments and Hedging Activities - Deferral of the Effective Date of FASB Statement No. 133", an amendment of FASB Statement No. 133. SFAS No. 133, as amended, is now effective for all fiscal quarters of all fiscal years beginning after June 15, 2000. Since the Company does not hold derivative instruments that must be accounted for at fair value under the provisions of SFAS No. 133, the provisions of SFAS No. 133 will not have a significant impact on the financial statements upon adoption.

         In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization of transactions and collateral for fiscal years ending after December 15, 2000. Due to the nature of its activities, the Company does not expect the adoption of SFAS No. 140 to have a material impact to its consolidated financial statements.

SELECTED QUARTERLY FINANCIAL DATA (UNAUDITED)                QUARTER ENDED

                                        MARCH 30         JUNE 30         SEPT. 30          DEC. 31
                                            (Dollars in thousands, except per share amounts)
         2000:
            Interest income              $ 9,411         $10,224          $10,968          $11,223
            Net interest income            4,293           4,333            4,226            4,053
            Net income                       679             590            1,079              679
            Per share - basic                .25             .22              .40              .25
            Per share - diluted              .25             .22              .40              .25


         1999:
            Interest income              $ 7,159         $ 7,629          $ 8,282          $ 9,072
            Net interest income            3,513           3,827            4,117            4,169
            Net income                       204             548              495              507
            Per share - basic                .08             .21              .18              .20
            Per share - diluted              .08             .21              .18              .20

         Cash dividends were paid on a quarterly basis at a rate of $.06 per share of common stock in 2000 and $.05 per share of common stock in 1999.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Market Risk" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets of the Company and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows and notes to the consolidated financial statements for each of the years in the three year period ended December 31, 2000, and the report issued thereon by the Company's independent auditors are attached hereto as Exhibit 13 and are incorporated herein by reference.

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

Exhibit No.                                      Document
-----------                                      --------
3.1               Amended and restated Articles of Incorporation of Habersham Bancorp, as amended by amendment dated April 16, 1988 (1) and further amended by amendment dated April 15, 2000 (2)

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

13.0              Financial statements and notes thereto contained in the Habersham
                  Bancorp 2000 Annual Report.

21.0              Subsidiaries of Habersham Bancorp.

23.1              Independent Accountants' Consent


(1) Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915).

(2) Incorporated herein by reference to exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13153).

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

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2000.

                                  EXHIBIT INDEX

Exhibit No.                          Document
-----------                          --------
    3.1          Amended and restated Articles of Incorporation of Habersham
                 Bancorp, as amended by amendment dated April 16, 1998 (1)
                 and as further amended by amendment dated April 15, 2000.(2)

    3.2          By-laws of Habersham Bancorp, as amended as of November 20, 1989
                 (3) and as of March 16, 1991 March 16, 1991.(4)

   10.1* Habersham Bancorp Savings Investment Plan, as amended and restated March 17, 1990, and the related Trust Agreements, as amended March 17, 1990.(3)

   10.2*         Habersham Bancorp Incentive Stock Option Plan, as amended
                 February 26, 1994.(5)

   10.3*         Habersham Bancorp Outside Directors Stock Plan.(6)

   10.4* Habersham Bancorp 1996 Incentive Stock Option Plan, as amended by the First Amendment thereto dated January 29, 2000.(7)

   10.5*         Mortgage Banking Agreement dated as of January 2, 1996 among
                 Habersham Bancorp, Habersham Bank, BancMortgage Financial Corp., and Robert S. Cannon and Anthony L. Watts.(8)

   13.0 Financial statements and notes thereto contained in the Habersham Bancorp 2000 Annual Report

   21.0          Subsidiaries of Habersham Bancorp

   23.1          Independent Accountants' Consent

(1) Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915).

(2) Incorporated herein be reference to exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13153).

(3) Incorporated herein by reference to exhibit of same number in the Registrant Annual Report on Form 10-K for the year December 31, 1989 (File No. 0-13153).

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


                                 HABERSHAM BANCORP (Registrant)

    /s/ David D. Stovall                Date: March 30, 2001
    --------------------                      --------------
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


     Signature                     Title                        Date
     ---------                     -----                        ----

/s/ Thomas A. Arrendale, Jr.  Chairman of the Board        March 30, 2001
----------------------------  and Director


/s/ Thomas A. Arrendale, III  Vice Chairman of the Board   March 30, 2001
----------------------------  and Director


/s/ David D. Stovall          Director, President and      March 30, 2001
----------------------------  Chief Executive Officer *


/s/ Edward D. Ariail          Director, Vice President     March 30, 2001
----------------------------  and Corporate Secretary


/s/ James E. McCollum         Director, Executive Vice     March 30, 2001
----------------------------  President and Chief
                              Operating Officer


/s/ Michael C. Martin         Director                     March 30, 2001
----------------------------


/s/ James A. Stapleton, Jr.   Director                     March 30, 2001
----------------------------


/s/ Calvin R. Wilbanks        Director                     March 30, 2001
----------------------------


* Principal financial officer, principal executive officer, controller and principal accounting officer.