Form 10-Q
period 2001-03-31
HABERSHAM BANCORP
filed 2001-05-15
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              [x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended March 31, 2001


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

 2,698,746 shares, common stock, $1.00 par value, as of April 30, 2001

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

                                                  MARCH 31, 2001    DECEMBER 31, 2000
ASSETS
Cash and due from banks                             $   12,256          $   13,566
Federal funds sold                                           3                  --
Investment securities available for sale
 (cost of $43,943 at March 31, 2001 and
  $43,033 at December 31, 2000)                         44,817              42,986
Investment securities held to maturity
 (estimated fair values of $11,373 at
  March 31, 2001 and $13,045 at
  December 31, 2000)                                    11,154              13,124
Other investments                                        9,663              10,134

Loans held for sale                                    102,522              59,714

Loans                                                  366,869             382,135
  Less allowance for loan losses                        (3,328)             (3,454)
                                                    ----------          ----------
    Loans, net                                         363,541             378,681
                                                    ----------          ----------

Intangible assets                                        2,638               2,680
Other assets                                            22,603              22,223
                                                    ----------          ----------
    TOTAL ASSETS                                    $  569,197          $  543,108
                                                    ==========          ==========

LIABILITIES
Non-interest bearing deposits                       $   27,636          $   27,787
Interest bearing deposits                              342,062             313,245
Short-term borrowings                                      249                 850
Federal funds purchased and securities
  sold under repurchase agreements                       6,883              35,995
Other borrowings                                         1,950               1,950
Federal Home Loan Bank Advances                        123,132             108,095
Other liabilities                                       26,982              16,435
                                                    ----------          ----------
    TOTAL LIABILITIES                                  528,894             504,357
                                                    ----------          ----------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized;
 2,698,746 shares issued at March 31, 2001
 and December 31, 2000                                   2,699               2,699
Additional paid-in capital                              12,417              12,417
Retained earnings                                       24,610              23,666
Accumulated other comprehensive gain (loss)                577                 (31)
                                                    ----------          ----------
    TOTAL SHAREHOLDERS' EQUITY                          40,303              38,751
                                                    ----------          ----------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                        $  569,197          $  543,108
                                                    ==========          ==========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended March 31, 2001 and 2000 (dollars in thousands, except per share amounts)

                                                        2001                2000
INTEREST INCOME
Loans                                               $     10,057        $      8,479
Investment securities                                        755                 758
Federal funds sold                                             4                   4
Other                                                        183                 170
                                                    ------------        ------------
  TOTAL INTEREST INCOME                                   10,999               9,411

INTEREST EXPENSE
Time deposits, $100,000 and over                           1,492               1,151
Other deposits                                             3,441               2,607
Short-term and other borrowings, primarily
  FHLB advances                                            1,754               1,360
                                                    ------------        ------------
  TOTAL INTEREST EXPENSE                                   6,687               5,118

NET INTEREST INCOME                                        4,312               4,293
Provision for loan losses                                    284                 120
                                                    ------------        ------------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                 4,028               4,173

NONINTEREST INCOME
  Gain on sale of loans                                    3,553               2,515
  Loan fee income                                            818                 582
  Brokerage fee income                                       213                  98
  Service charges on deposits                                169                 169
  Other service charges and commissions                       73                  85
  Securities gains, net                                       54                  --
  Unrealized loss on trading securities                       --                (153)
  Other income                                               940                 423
                                                    ------------        ------------
    Total other income                                     5,820               3,719

NONINTEREST EXPENSE
  Salary and employee benefits                             5,336               4,515
  Occupancy                                                  835                 872
  Computer services                                          164                 124
  General and administrative expense                       1,640               1,488
                                                    ------------        ------------
    Total other expense                                    7,975               6,999

INCOME BEFORE INCOME TAXES                                 1,873                 893
Income tax expense                                           605                 214
Income before cumulative effect of change
  in accounting principle, net of tax                      1,268                 679
Cumulative effect of change in accounting
  principle, net of tax                                     (162)                 --
                                                    ------------        ------------
NET INCOME                                          $      1,106        $        679
                                                    ============        ============
Income before cumulative effect of change
  in accounting principle per common
  share-basic                                       $        .47        $        .25
                                                    ============        ============
Cumulative effect of change in accounting
  principle per common share-basic                  $       (.06)       $         --
                                                    ============        ============
NET INCOME PER COMMON SHARE - BASIC                 $        .41        $        .25
                                                    ============        ============
Income before cumulative effect of change
  in accounting principle per common
  share - diluted                                   $        .47        $        .25
                                                    ============        ============
Cumulative effect of change in accounting
  principle per common share - basic                $       (.06)       $         --
                                                    ============        ============

NET INCOME PER COMMON SHARE - DILUTED               $        .41        $        .25
                                                    ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                     2,698,746           2,698,746
                                                    ============        ============

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING               2,714,314           2,700,660
                                                    ============        ============

Dividends per share                                 $        .06        $        .06
                                                    ============        ============

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 2001 and 2000 (dollars in thousands)

                                                                         2001                         2000
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                                     $      1,106                 $        679
  Cumulative effect of change in accounting principle                     162                           --
  Adjustments to reconcile net income to net cash
     (used in) provided by operating activities:
      Provision for loan losses                                           284                          120
      Depreciation                                                        352                          337
      Gain on sale of investment securities                               (54)                          --
      Unrealized holding loss on trading securities                        --                          153
      Increase in fair value of derivative instruments                   (416)                          --
      Gain on sale of premises & equipment                                 (6)                          --
      Loss on sale of other real estate                                    --                            2
      Net gain on sale of loans                                        (3,553)                      (2,515)
      Amortization of intangible assets                                    63                           86
      Equity in earnings of investee                                      (39)                         (45)
      Deferred income tax expense (benefit)                                91                          (13)
      Proceeds from sale of loans held for sale                       186,456                      120,259
      Net increase in loans held for sale                            (226,060)                    (114,506)

  Changes in assets and liabilities:
      Decrease in interest receivable                                     298                           74
      Increase in other assets                                           (646)                        (141)
      Decrease in interest payable                                       (253)                        (251)
      Increase in other liabilities                                    10,774                        5,781
                                                                 ------------                 ------------
  Net cash (used in) provided by operating activities                 (31,441)                      10,020
                                                                 ------------                 ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
    Proceeds from maturity                                              2,209                        1,706
    Proceeds from sale and call                                         4,705                           --
    Purchases                                                          (6,771)                      (2,052)
Investment securities held to maturity:
    Proceeds from maturity                                                971                          589
    Purchases                                                              --                         (498)
Other investments:
    Proceeds from sale                                                  1,753                          711
    Purchases                                                          (1,326)                        (812)
Loans:
    Proceeds from sale                                                  4,676                        3,825
    Net decrease (increase) in loans                                   10,207                      (19,246)
  Purchases of premises and equipment                                    (189)                        (353)
  Proceeds from sale of premises & equipment                                9                           --
  Proceeds from sale of other real estate                                  --                          151
  Dividends received from other investment                                 62                           27
                                                                 ------------                 ------------
  Net cash provided by (used in) investing activities                  16,306                      (15,952)
                                                                 ------------                 ------------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Three-Month Periods Ended March 31, 2001 and 2000 (dollars in thousands)

                                                                    2001                         2000
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits                                           28,666                        8,683
  Net (decrease) increase in short-term borrowings                     (601)                         300
  Net decrease in federal funds purchased and
    securities sold under repurchase agreements                     (29,112)                      (1,090)
  Proceeds (repayment) of Federal Home Loan
    Bank advances, net                                               15,037                       (3,486)
  Cash dividends paid                                                  (162)                        (162)
                                                                 ----------                   ----------
    Net cash provided by financing activities                        13,828                        4,245
                                                                 ----------                   ----------

Decrease in cash and cash equivalents                                (1,307)                      (1,687)

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                      13,566                       14,517
                                                                 ----------                   ----------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                        $   12,259                   $   12,830
                                                                 ==========                   ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                       $    6,940                   $    5,369
  Income taxes                                                          197                          411

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Other real estate acquired through loan foreclosures             $      517                   $       --
Loans granted to facilitate the sale
  of other real estate                                                  195                          294
Unrealized gain on investment securities
  available for sale, net of tax effect                                 608                           27
Transfer of held to maturity securities to
  available for sale securities upon adoption of
  SFAS No. 133                                                          999                           --

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.       Basis of Presentation

         The condensed consolidated financial statements contained in this report are unaudited but reflect all adjustments, consisting only of normal recurring accruals, which are, in the opinion of management, necessary for a fair presentation of the results of the interim periods reflected. Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to applicable rules and regulations of the Securities and Exchange Commission. The results of operations for the interim periods reported herein are not necessarily indicative of results to be expected for the full year.

         The condensed consolidated financial statements included herein should be read in conjunction with the Company's 2000 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000.

         Certain reclassifications have been made to the prior periods in order to conform to classifications adopted in the current period.

2.       Accounting Policies

         Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2000. The Company has consistently followed those policies in preparing this report.

3.       Other Comprehensive Income

         "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Comprehensive income for the three months ended March 31, 2001 and 2000 was $1,714,000 and $706,000, respectively.

4.       Derivative Instruments

         With the exception of commitments to originate fixed-rate mortgage loans for resale and forward commitments to sell mortgage-backed securities, the Company does not hold any derivative instruments.

         The Company's objective in entering into forward commitments to sell mortgage-backed securities is to mitigate the interest rate risk associated with commitments to originate fixed-rate mortgage loans and mortgage loans held for sale. The Company records its forward commitments to sell mortgage-backed securities at fair value and does not account for these as hedges. During the quarter ended March 31, 2001, a gain in the amount of $416,000 relating to the change in fair value of forward commitments to sell mortgage-backed securities has been recorded in other income.

        In the normal course of business, the Company extends interest rate lock commitments to borrowers who apply for loan funding and meet certain credit and underwriting criteria. Such commitments are typically for short terms. Due to the short-term nature of these commitments, absent a sudden and significant movement in interest rates, their fair values would not change significantly from commitment date to funding date. The fair value of outstanding commitments to originate mortgage loans at March 31, 2001 is not considered significant.

5.      Accounting Pronouncements

        The Company adopted SFAS No. 133, "Accounting for Derivative
Instruments and Hedging Activities", as amended, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect gain of $162,000 on January 1, 2001 to reflect the fair value of its forward commitments to sell mortgage loans. The provisions of SFAS No. 133 allow for a one time transfer of investment securities previously classified as held to maturity to available for sale upon adoption. As a result, the Company transferred approximately $999,000 of investment securities previously classified as held to maturity to its available for sale portfolio on January 1, 2001.

         The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities" effective January 1, 2001. Due to the nature of the activities of the Company, the adoption of SFAS No. 140 did not have a material impact on the consolidated financial statements of the Company.

6.       Segment Information

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

At and for the three months ended March 31, 2001

                                                    Mortgage
                                     Banking         Banking       Eliminations       Other       Eliminations   Consolidated
Interest income                     $ 10,051        $  1,174        $   (241)        $    15         $  --         $ 10,999
Interest expense                       6,060             828            (241)             40            --            6,687
Provision for loan losses                214              70              --              --            --              284
Gain on sale of loans                     27           3,526              --              --            --            3,553
Other noninterest income                 774           1,630            (258)            496          (375)           2,267
Depreciation on premises &
  equipment                              160             172              --              20            --              352
Other noninterest expense              3,192           4,573            (378)            611          (375)           7,623
Income tax expense (benefit)             394             210              41             (40)           --              605
Net income (loss)                        841             307              79            (121)           --            1,106

Total assets                        $485,945        $104,813        $(26,756)        $ 5,486         $(291)        $569,197

At and for the three months ended March 31, 2000

                                                    Mortgage
                                     Banking         Banking       Eliminations       Other       Eliminations   Consolidated
Interest income                     $  8,730        $    876        $   (209)        $    14         $  --         $  9,411
Interest expense                       4,762             525            (209)             40            --            5,118
Provision for loan losses                120              --              --              --            --              120
Gain on sale of loans                     18           2,497              --              --            --            2,515
Other noninterest income                 605             990            (394)            345          (342)           1,204
Depreciation on premises &
  equipment                              195             122              --              20            --              337
Other noninterest expense              2,724           4,104            (381)            557          (342)           6,662
Income tax expense (benefit)             444            (141)             (5)            (84)           --              214
Net income (loss)                        976            (116)             (8)           (173)           --              679

Total assets                        $436,308        $ 48,787        $(17,738)        $ 5,264         $(164)        $472,457

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

         The Advantage Group, Inc. and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company. Management's discussion and analysis, which follows, relates primarily to Habersham Bank and BancMortgage.

         BancMortgage was organized in 1996 as a full service mortgage and construction lending company located in the northern Atlanta metropolitan area. During 1997, BancMortgage acquired for approximately $60,000 the assets and certain liabilities of The Prestwick Mortgage Group, a national investment banking and advisory firm specializing in the brokerage and evaluation of mortgage-related assets. Concurrent with the acquisition of The Prestwick Mortgage Group, BancMortgage also formed BancFinancial Services Corporation, a full-service wholesale mortgage lender specializing in sub-prime mortgage loans. The Prestwick Mortgage Group and BancFinancial Services Corporation are based in Virginia.

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

Material Changes in Financial Condition

         The Company's total assets increased approximately $26.1 million during the first quarter of 2001 as a result of an increase in real estate secured loans held for sale in the loan portfolio of BancMortgage of approximately $42.8 million offset by decreases in the loan portfolio of Habersham Bank of approximately $15.3 million, decreases in cash and cash equivalents of approximately $1.3 million, and decreases in investment securities of approximately $.6 million.

         The increase was funded primarily by an increase in deposits of approximately $28.7 million, increases in Federal Home Loan Bank advances of approximately $15.0 million, and increases in other liabilities of approximately $10.0 million offset by repayment of approximately $29.7 million in federal funds purchased, securities sold under repurchase agreements, and short term borrowings.

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets increased approximately $496,000 or 7.30% from December 31, 2000 to March 31, 2001. The increase for the first quarter of 2001 was primarily due to addition of loans totaling approximately $543,000 secured by commercial real estate to nonaccrual status, an increase in other real estate due to the foreclosure of a single residential mortgage of approximately $322,000, and increases in 90 days past due loans of approximately $58,000. These increases were offset by reductions of approximately $390,000 and $37,000 in other nonaccrual loans and restructured loans, respectively.

         Additions to the allowance for loan losses are made periodically to maintain the allowance at a level based upon management's analysis of risk in the loan portfolio. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses which considers factors such as classified and past due loans as well as portfolio growth and diversification. A provision for loan losses in the amount of $284,000 was charged to expense for the quarter ended March 31, 2001. Net charge-offs for the first quarter totaled approximately $410,000. At March 31, 2001 and December 31, 2000, the ratio of allowance for loan losses to total loans was .91% and .90%, respectively. Management considers the current allowance for loan losses appropriate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

         The Company had impaired loans of $2,004,065 and $1,850,843 at March 31, 2001 and December 31, 2000, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the three-month periods ended March 31, 2001 and 2000 was not material.

         The Company's other real estate totaled $2,690,204 and $2,368,559 at March 31, 2001 and December 31, 2000, respectively. The increase was due primarily to the foreclosure of a single real estate secured mortgage of approximately $322,000.

Material Changes in Results of Operations

         Total interest income for the first quarter of 2001 increased $1,588,000 or 16.87%, when compared to the first quarter of 2000. Interest income from loans increased $1,578,000 or 16.81% due to increases in the loan portfolio of Habersham Bank. Loan yields decreased by .38% to 9.03% for the first quarter of 2001 compared to 9.41% for the first quarter of 2000.

         Interest income from investment securities decreased $3,000 or .40% for the first quarter of 2001 when compared to the first quarter of 2000. The decrease in interest income from investments was primarily due to decreases in the investment portfolio of Habersham Bank. Average yields on investment securities decreased by .29% to 5.46% for the first quarter of 2001 compared to 5.75% for the first quarter of 2000.

         Total interest expense for the first quarter of 2001 increased $1,569,000 or 30.66%, when compared to the first quarter of 2000. Interest expense on deposits increased $1,175,000 or 31.27%, when compared to the first quarter of 2000 due to changes in the mix of the deposit portfolio and a rising interest rate environment. Total average deposits for the first quarter of 2001 increased approximately $47 million or 14.83% when compared to the first quarter of 2000. Average certificates of deposit increased approximately $51 million offset by decreases in average NOW and other deposit accounts of approximately $5 million.

         Average rates on total deposits increased by .69% to 5.87% during the first quarter of 2001 compared to 5.18% for the first quarter of 2000. Average rates for NOW and other deposit accounts and certificates of deposit increased to 2.55% and 6.50%, respectively, during the first quarter of 2001 compared to 2.51% and 5.88%, respectively, during the first quarter of 2000.

         Interest expense on short-term and other borrowings increased $394,000 or 28.97% when compared to the first quarter of 2000 primarily due to an increase in average borrowings of approximately $25 million or 26.4% when compared to the first quarter of 2000. Average rates on borrowings increased by
 .11% to 5.97% for the first quarter of 2001 compared to 5.86% for the first quarter of 2000.

         Net interest income increased approximately $19,000 or .44%, for the first quarter of 2001 as a result of the items discussed above.

         The net interest margin of the Company, net interest income divided by average earning assets, was 3.30% for the first quarter of 2001 compared to 3.98% for the first quarter of 2000. The decrease in net interest margin resulted primarily from increases in interest rates paid on deposits and borrowings, an increase in the average balances in borrowings, and decreases in the yields on loans and securities.

         Noninterest income increased $2,101,000 or 56.49% for the first quarter of 2001 over the same period in 2000. This increase is primarily due to increased lending activity at Habersham Bank and BancMortgage resulting in increases in gain on sale of loans, loan fee income, and brokerage fee income. In addition, during the quarter ended March 31, 2001, a gain in the amount of $416,000 relating to the change in fair value of forward commitments to sell mortgage-backed securities has been recorded as other income. Other income increased $101,000 primarily as a result of increases in trust department fees at Habersham Bank and additional income generated by increased activity in The Advantage Group, Inc. of approximately $96,000 and $10,000, respectively, offset by a decrease in sales from Advantage Insurers, Inc. of approximately $2,000. In 2000, the Company also recorded an unrealized loss on trading securities. In September 2000, the Company transferred its trading securities to its available for sale portfolio.

         Noninterest expense increased $976,000 or 13.94% for the first quarter of 2001 over the same period in 2000. This increase was due to increased salary and employee benefits, and computer services of approximately $821,000, and $40,000, respectively, offset by decreases in overhead expenses of approximately $40,000. Salary and employee benefits increased primarily due to the production volume generated by BancMortgage, which compensates staff by commissions that are directly related to production volume, as well as annual salary adjustments. Advantage Insurers and The Advantage Group, Inc. also expanded into other locations during the first quarter of 2001 resulting in increases to salary and employee benefits. General and administrative expenses increased approximately $152,000 for the first quarter of 2001 over the same period in 2000 primarily due to increases in advertising and public relations expense, outside services, losses on repossessions, and office supplies of approximately $97,000, $74,000, $9,000, and $7,000, respectively, offset by a reduction in other operating expenses of approximately $33,000.

         Income tax expense for the three months ended March 31, 2001 and 2000 was $605,000 and $214,000, respectively. The effective tax rate for the three months ended March 31, 2001 and 2000 was 32.30% and 23.96%, respectively.

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

         The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $20,000,000. Presently, the Company has made arrangements with commercial banks for short-term advances up to $16,000,000 under a repurchase agreement line of credit of which none was advanced at March 31, 2001, in addition to a total available line of $226,000,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank of which approximately $123,000,000 was advanced at March 31, 2001.

         Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank's liquidity ratios at March 31, 2001 and 2000 were 20.00% and 19.18%, respectively.

         At March 31, 2001, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Bank's ratios at March 31, 2001 follow:

                              Habersham              Habersham
                                Bank                  Bancorp
          Tier 1                7.93%                  8.94%
          Total Capital         8.75%                  9.75%
          Leverage              6.01%                  6.79%

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

         The interest rate sensitivity analysis, calculated as of March 31, 2001, below has a three month negative gap of approximately $68 million (interest bearing liabilities exceeding interest earning assets repricing within three months).

                                                DUE IN       DUE AFTER       DUE AFTER      DUE AFTER     DUE AFTER       TOTAL
                                                 THREE     THREE THROUGH    SIX THROUGH    ONE THROUGH      FIVE
                                                MONTHS      SIX MONTHS     TWELVE MONTHS    FIVE YEARS      YEARS
INTEREST EARNING ASSETS:
 Federal funds sold                            $       3     $     --         $     --      $      --     $      --     $      3
 Investment securities                               200        1,482              466          7,862        45,961       55,971
 Loans                                           168,912       29,613           38,313        130,880       101,673      469,391
                                               ---------     --------         --------      ---------     ---------     --------
  Total interest earning assets                  169,115       31,095           38,779        138,742       147,634      525,365

INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW                            54,231           --               --             --            --       54,231
  Savings                                          7,731           --               --             --            --        7,731
  Certificates of deposit                         74,980       58,450           84,137         62,533            --      280,100
 Borrowings                                      100,264           --               --         11,950        20,000      132,214
                                               ---------     --------         --------      ---------     ---------     --------
  Total interest bearing
   liabilities                                   237,206       58,450           84,137         74,483        20,000      474,276

Excess(deficiency) of interest earning
 assets over(to) interest bearing
 liabilities                                   $ (68,091)    $(27,355)        $(45,358)     $  64,259     $ 127,634     $ 51,089
                                               =========     ========         ========      =========     =========     ========

Cumulative gap                                  $(68,091)    $(95,446)       $(140,804)     $ (76,545)    $  51,089

Ratio of cumulative gap to total
 cumulative earning assets                        (40.26)%     (47.67)%         (58.92)%       (20.26)%        9.72%
Ratio of cumulative interest earning assets
  to cumulative interest bearing
  liabilities                                      71.29%       67.72%           62.93%         83.15%       110.77%

         Management strives to maintain the ratio of cumulative interest earning assets to cumulative interest bearing liabilities within a range of 60% to 140%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

         As of March 31, 2001, there were no substantial changes from the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10K.

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

Exhibit No.                  Document
-----------                  --------
 3.1              Amended and restated Articles of Incorporation of Habersham Bancorp, as amended by amendments executed as of April 16, 1988 and April 17, 1995
                  (1) and as further amended by amendment executed as of April 15, 2000.(2)

 3.2              By-laws of Habersham Bancorp, as amended as of November 20, 1989 (3)
                  and as of March 16, 1991.(4)

10.1*             Habersham Bancorp Savings Investment Plan, as amended and restated
                  March 17, 1990, and the related Trust Agreements, as amended March 17,
                  1990.(3)

10.2*             Habersham Bancorp Incentive Stock Option Plan, as amended February 26,
                  1994.(5)

10.3*             Habersham Bancorp Outside Directors Stock Option Plan.(6)

10.4*             Habersham Bancorp 1996 Incentive Stock Option Plan (7), as amended by the First Amendment thereto dated January 29, 2000.(8)

10.5*             Mortgage Banking Agreement Dated as of January 2, 1996 among Habersham
                  Bancorp, Habersham Bank, BancMortgage Financial Corp. and Robert S.
                  Cannon and Anthony L. Watts.(9)

10.6              Option Agreement dated as of March 11, 1998 by and among Habersham
                  Bancorp and certain shareholders of Empire Bank Corp.(10)

11.1              Computation of Earnings Per Share.

(1) Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915).

(2) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-13153).

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

                                  HABERSHAM BANCORP
                                     (Registrant)


Date May 15, 2001                    /s/ Annette Banks
                                     -------------------------------------------
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)