Form 10-Q
period 2001-06-30
HABERSHAM BANCORP
filed 2001-08-13
CIK 754597

                    U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

         [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2001

         [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934
     For the transition period from _______ to _______

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

2,698,746 shares, common stock, $1.00 par value, as of August 10, 2001

Item. 1  Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

                                                      JUNE 30, 2001         DECEMBER 31, 2000
                                                      -------------         -----------------
ASSETS
Cash and due from banks                                 $ 15,395                 $ 13,566
Investment securities available for sale
  (cost of $42,677 at June 30, 2001 and
  $43,033 at December 31, 2000)                           43,239                   42,986
Investment securities held to maturity
  (estimated fair values of $11,124 at
  June 30, 2001 and $13,045 at
  December 31, 2000)                                      10,933                   13,124
Other investments                                          9,560                   10,134

Loans held for sale                                      126,598                   59,714

Loans                                                    333,236                  382,135
  Less allowance for loan losses                          (3,560)                  (3,454)
                                                        --------                 --------
    Loans, net                                           329,676                  378,681
                                                        --------                 --------

Intangible assets                                          2,594                    2,680
Other assets                                              23,564                   22,223
                                                        --------                 --------
    TOTAL ASSETS                                        $561,559                 $543,108
                                                        ========                 ========

LIABILITIES
Non-interest bearing deposits                           $ 30,460                 $ 27,787
Interest bearing deposits                                318,214                  313,245
Short-term borrowings                                        757                      850
Federal funds purchased and securities
  sold under repurchase agreements                        24,738                   35,995
Other borrowings                                           5,950                    1,950
Federal Home Loan Bank Advances                          106,518                  108,095
Other liabilities                                         33,280                   16,435
                                                        --------                 --------
    TOTAL LIABILITIES                                    519,917                  504,357
                                                        --------                 --------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
  10,000,000 shares authorized;
  2,698,746 shares issued at June 30, 2001
  and December 31, 2000                                    2,699                    2,699
Additional paid-in capital                                12,417                   12,417
Retained earnings                                         26,155                   23,666
Accumulated other comprehensive gain (loss)                  371                      (31)
                                                        --------                 --------
    TOTAL SHAREHOLDERS' EQUITY                            41,642                   38,751
                                                        --------                 --------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                            $561,559                 $543,108
                                                        ========                 ========

           See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended June 30, 2001 and 2000 (dollars in thousands, except per share amounts)


                                                                  2001                       2000
INTEREST INCOME
Loans                                                          $   10,075                 $    9,274
Investment securities                                                 729                        789
Federal funds sold                                                     10                          9
Other                                                                 211                        152
                                                               ----------                 ----------
  TOTAL INTEREST INCOME                                            11,025                     10,224

INTEREST EXPENSE
Time deposits, $100,000 and over                                    1,435                      1,181
Other deposits                                                      3,368                      2,861
Short-term and other borrowings, primarily
  FHLB advances                                                     1,655                      1,849
                                                               ----------                 ----------
  TOTAL INTEREST EXPENSE                                            6,458                      5,891

NET INTEREST INCOME                                                 4,567                      4,333
PROVISION FOR LOAN LOSSES                                             432                        220
                                                               ----------                 ----------


NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                 4,135                      4,113

NONINTEREST INCOME
  Gain on sale of loans                                             6,172                      3,121
  Loan fee income                                                   1,059                        518
  Brokerage fee income                                                 96                        401
  Service charges on deposits                                         168                        191
  Other service charges and commissions                                67                         82
  Securities losses, net                                               (3)                        --
  Unrealized loss on trading securities                                --                       (475)
  Other income                                                        667                        435
                                                               ----------                 ----------
    Total other income                                              8,226                      4,273


NONINTEREST EXPENSE
  Salary and employee benefits                                      7,034                      4,975
  Occupancy                                                           802                        848
  Computer services                                                   202                        160
  General and administrative expense                                1,795                      1,511
                                                               ----------                 ----------
    Total other expense                                             9,833                      7,494
INCOME BEFORE INCOME TAXES                                          2,528                        892

Income tax expense                                                    822                        302
                                                               ----------                 ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN
  ACCOUNTING PRINCIPLE, NET OF TAX                                  1,706                        590
Cumulative effect of change in accounting principle,
  net of tax                                                           --                         --
                                                               ----------                 ----------
NET INCOME                                                    $    1,706                 $      590
                                                               ==========                 ==========

Income before cumulative effect of change in accounting
  principle per common share -- basic                         $      .63                 $      .22
Cumulative effect of change in accounting principle per
  common share -- basic                                               --                         --
                                                              ----------                 ----------
NET INCOME PER COMMON SHARE -- BASIC                          $      .63                 $      .22
                                                              ==========                 ==========

Income before cumulative effect of change in accounting
  principle per common share -- diluted                       $      .63                 $      .22
Cumulative effect of change in accounting principle
  per common share -- diluted                                         --                         --
                                                              ----------                 ----------
NET INCOME PER COMMON SHARE -- DILUTED                        $      .63                 $      .22
                                                              ==========                 ==========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING           2,698,746                  2,698,746
                                                              ==========                 ==========

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT
  SHARES OUTSTANDING                                           2,718,450                  2,698,746
                                                              ==========                 ==========

Dividends per share                                           $      .06                 $      .06
                                                              ==========                 ==========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Six-Month Periods Ended June 30, 2001 and 2000 (dollars in thousands, except per share amounts)

                                                                 2001                       2000
INTEREST INCOME
Loans                                                          $   20,133                 $   17,754
Investment securities                                               1,484                      1,547
Federal funds sold                                                     14                         13
Other                                                                 393                        321
                                                               ----------                 ----------
   TOTAL INTEREST INCOME                                           22,024                     19,635

INTEREST EXPENSE
Time deposits, $100,000 and over                                    2,928                      2,331
Other deposits                                                      6,808                      5,468
Short-term and other borrowings, primarily FHLB advances            3,409                      3,210
                                                               ----------                 ----------
   TOTAL INTEREST EXPENSE                                          13,145                     11,009

NET INTEREST INCOME                                                 8,879                      8,626
Provision for loan losses                                             716                        340
                                                               ----------                 ----------

NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                                        8,163                      8,286

NONINTEREST INCOME
   Gain on sale of loans                                            9,725                      5,636
   Loan fee income                                                  1,842                      1,116
   Brokerage fee income                                               308                        499
   Service charges on deposits                                        337                        360
   Other service charges and commissions                              140                        167
   Securities gains, net                                               51                         --
   Unrealized loss on trading securities                               --                       (628)
   Other income                                                     1,535                        858
                                                               ----------                 ----------
      Total other income                                           13,938                      8,008

NONINTEREST EXPENSE
   Salary and employee benefits                                    12,370                      9,491
   Occupancy                                                        1,636                      1,720
   Computer services                                                  366                        285
   General and administrative expense                               3,400                      3,013
                                                               ----------                 ----------
      Total other expense                                          17,772                     14,509
INCOME BEFORE INCOME TAXES                                          4,329                      1,785

Income tax expense                                                  1,354                        516
                                                               ----------                 ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
   IN ACCOUNTING PRINCIPLE, NET OF TAX                              2,975                      1,269
Cumulative effect of change in accounting
   principle, net of tax                                             (162)                        --
                                                               ----------                 ----------
NET INCOME                                                     $    2,813                 $    1,269
                                                               ==========                 ==========

Income before cumulative effect of change
   in accounting principle per common share - basic            $     1.10                 $      .47
Cumulative effect of change in accounting
   principle per common share - basic                          $     (.06)                        --
                                                               ----------                 ----------
NET INCOME PER COMMON SHARE - BASIC                            $     1.04                 $      .47
                                                               ==========                 ==========

Income before cumulative effect of change
   in accounting principle per common share - diluted          $     1.10                 $      .47
Cumulative effect of change in accounting
   principle per common share - diluted                        $     (.06)                        --
                                                               ----------                 ----------
NET INCOME PER COMMON SHARE - DILUTED                          $     1.04                 $      .47
                                                               ==========                 ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                              2,698,746                  2,698,746
                                                               ==========                 ==========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                        2,716,382                  2,699,703
                                                               ==========                 ==========

Dividends per share                                            $      .12                 $      .12
                                                               ==========                 ==========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 2001 and 2000 (dollars in thousands)




                                                              2001        2000
                                                           ---------   ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income                                               $   2,813   $  1,269
  Cumulative effect of change in accounting principle            162         --
  Adjustments to reconcile net income to net cash
  (used in) provided by operating activities:
      Provision for loan losses                                  716        340
      Depreciation                                               678        684
      Gain on sale of investment securities                      (51)        --
      Increase in fair value of derivative instruments          (669)        --
      Unrealized holding loss on trading securities               --        628
      (Gain) loss on sale of premises & equipment                (13)        11
      Loss on sale of other real estate                            9         --
      Net gain on sale of loans                               (9,725)    (5,636)
      Amortization of intangible assets                          130        169
      Equity in earnings of investee                             (64)       (92)
      Deferred income tax expense (benefit)                       56        (26)
      Proceeds from sale of loans held for sale              499,430    267,159
      Net increase in loans held for sale                   (556,935)  (270,287)

  Changes in assets and liabilities:
      Decrease (increase) in interest receivable                 504       (345)
      Increase in other assets                                   (35)      (453)
      Decrease in interest payable                              (724)      (109)
      Increase in other liabilities                           17,569      9,088
                                                           ---------   --------
  Net cash (used in) provided by operating activities        (46,149)     2,400
                                                           ---------   --------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
      Proceeds from maturity                                   3,466      3,072
      Proceeds from sale and call                              4,701         --
      Purchases                                               (6,761)    (4,109)
  Investment securities held to maturity:
      Proceeds from maturity                                   1,192        610
      Purchases                                                   --       (499)
  Other investments:
      Proceeds from sale                                       5,387        711
      Purchases                                               (4,855)    (1,545)
  Loans:
      Proceeds from sale                                      66,476      7,987
      Net increase in loans                                  (19,325)   (40,768)
  Purchases of premises and equipment                           (533)      (636)
  Proceeds from sale of premises & equipment                      28         --
  Additions to other real estate                                (432)        --
  Proceeds from sale of other real estate                        181        244
  Dividends received from other investment                        62         28
                                                           ---------   --------
      Net cash provided by (used in) investing activities     49,587    (34,905)
                                                           ---------   --------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Six-Month Periods Ended June 30, 2001 and 2000 (dollars in thousands)

                                                                   2001     2000
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net increase in deposits..................................       7,642    10,287
  Net decrease in short-term borrowings.....................         (93)       --
  Net decrease in federal funds purchased and securities
    sold under repurchase agreements........................     (11,257)     (180)
  (Repayment of) proceeds of Federal Home Loan Bank
    advances, net...........................................      (1,577)   17,129
  Long-term borrowings......................................       4,000        --
  Cash dividends paid.......................................        (324)     (325)
                                                                --------   -------
    Net cash (used in) provided by financing activities.....      (1,609)   26,911
                                                                --------   -------

Increase (decrease) in cash and cash equivalents............       1,829    (5,594)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD..............      13,566    14,517
                                                                --------   -------
CASH AND CASH EQUIVALENTS: END OF PERIOD....................    $ 15,395   $ 8,923
                                                                ========   =======

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest..................................................    $ 13,869   $11,118
  Income taxes..............................................         827       701

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Other real estate acquired through loan foreclosures........    $  1,679   $    76
Loans granted to facilitate the sale of other real estate...         195       294
Unrealized gain on investment securities available for
  sale, net of tax effect...................................         402        88
Transfer of held to maturity securities to available for
  sale securities upon adoption of SFAS No. 133.............         999        --

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

3.       Other Comprehensive Income

         "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Comprehensive income for the six months ended June 30, 2001 and 2000 was $3,215,000 and $1,357,000, respectively, and for the three months ended June 30, 2001 and 2000 was $1,501,000 and $651,000, respectively.

4.       Derivative Instruments

         With the exception of commitments to originate fixed-rate mortgage loans for resale and forward commitments to sell mortgage-backed securities, the Company does not hold any derivative instruments.

         The Company's objective in entering into forward commitments to sell mortgage-backed securities is to mitigate the interest rate risk associated with commitments to originate fixed-rate mortgage loans and mortgage loans held for sale. The Company records its forward commitments to sell mortgage-backed securities at fair value and does not account for these as hedges. During the quarter and six months ended June 30, 2001, a gain in the amount of $253,000 and $669,000, respectively, relating to the change in fair value of forward commitments to sell mortgage-backed securities has been recorded in other income on the income statement and in other assets on the balance sheet.

         In the normal course of business, the Company extends interest rate lock commitments to borrowers who apply for loan funding and meet certain credit and underwriting criteria. Such commitments are typically for short terms. Due to the short-term nature of these commitments, absent a sudden and significant movement in interest rates, their fair values would not change significantly from commitment date to funding date. The fair value of outstanding commitments to originate mortgage loans at June 30, 2001 is not considered significant.

5.       Accounting Pronouncements

         The Company adopted SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect loss of $162,000 on January 1, 2001 to reflect the fair value of its forward commitments to sell mortgage loans. The provisions of SFAS No. 133 allow for a one-time transfer of investment securities previously classified as held to maturity to available for sale upon adoption. As a result, the Company transferred approximately $999,000 of investment securities previously classified as held to maturity to its available for sale portfolio.

         The Company adopted SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," effective January 1, 2001. Due to the nature of the activities of the Company, the adoption of SFAS No. 140 did not have a material impact on the consolidated financial statements of the Company.

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

         The Company is required to adopt the provisions of SFAS No. 141 immediately and SFAS No. 142 effective January 1, 2002. Furthermore, any goodwill and any intangible asset determined to have an indefinite useful life that are acquired in a purchase business combination completed after June 30, 2001 will not be amortized, but will continue to be evaluated for impairment in accordance with the appropriate pre-SFAS No. 142 accounting literature. Goodwill and intangible assets acquired in business combinations completed before July 1, 2001 will continue to be amortized prior to the adoption of SFAS No. 142.

         SFAS No. 141 will require upon adoption of SFAS No. 142, that the Company evaluate its existing intangible assets and goodwill that were acquired in a prior purchase business combination, and to make any necessary reclassifications in order to conform with the new criteria in SFAS No. 141 for recognition apart from goodwill. Upon adoption of SFAS No. 142, the Company will be required to reassess the useful lives and residual values of all intangible assets acquired in purchase business combinations, and make any necessary amortization period adjustments by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company will be required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

         In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         And finally, any unamortized negative goodwill and negative equity-method goodwill existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         At June 30, 2001, the Company had net intangible assets of $2,593,757 and $2,679,801 and equity-method goodwill of $1,100,739 and $1,143,345 at June 30, 2001 and December 31, 2000, respectively. The Company recorded a total amortization expense of approximately $130,000 and $297,000 for the six months ended June 30, 2001 and the year ended December 31, 2000, respectively.

         Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these Statements on the Company's financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations". SFAS No. 143 requires that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred.

When the liability is initially recorded, the entity capitalizes a cost by increasing the carrying amount of the related long-lived asset. Over time, the liability is accreted to its present value each period, and the capitalized cost is depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligations for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 is not expected to have a material impact on the consolidated financial statements of the Company.


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

At and for the three months ended June 30, 2001

                                               Mortgage
                                   Banking     Banking      Eliminations      Other      Eliminations    Consolidated
Interest income                  $    9,338   $   1,958     $    (285)      $    14      $   --           $  11,025
Interest expense                      5,552       1,159          (285)           32          --               6,458
Provision for loan losses               215         217            --            --          --                 432
Gain on sale of loans                   319       5,853            --            --          --               6,172
Other noninterest income                609       1,600          (276)          424        (303)              2,054
Depreciation on premises &
  equipment                             139         164            --            23          --                 326
Other noninterest expense             3,171       6,719          (750)          670        (303)              9,507
Income tax expense (benefit)            221         498           161           (58)         --                 822
Net income (loss)                       557         965           313          (129)         --               1,706

Total assets                     $  456,779   $ 128,337    $  (28,595)      $ 5,428      $ (390)          $ 561,559


At and for the three months ended June 30, 2000

                                               Mortgage
                                  Banking      Banking     Eliminations      Other       Eliminations     Consolidated
Interest income                  $   9,396    $  1,048     $    (235)       $    15        $   --         $  10,224
Interest expense                     5,412         675          (235)            39            --             5,891
Provision for loan losses              220          --            --             --            --               220
Gain on sale of loans                   34       3,087            --             --            --             3,121
Other noninterest income               646       1,221          (396)            22          (341)            1,152
Depreciation on premises &
  equipment                            195         122            --             20            --               337
Other noninterest expense            2,837       4,390          (369)           640          (341)            7,157
Income tax expense (benefit)           446          86            (9)          (221)           --               302
Net income (loss)                      852         196           (18)          (440)           --               590

Total assets                     $ 454,713    $ 61,600     $ (21,659)       $ 4,805        $ (236)        $ 499,223

At and for the six months ended June 30, 2001

                                                   Mortgage
                                    Banking        Banking       Eliminations     Other      Eliminations    Consolidated
Interest income                     $ 19,389       $  3,132       $   (526)       $   29        $  --         $ 22,024
Interest expense                      11,612          1,987           (526)           72           --           13,145
Provision for loan losses                429            287             --            --           --              716
Gain on sale of loans                    346          9,379             --            --           --            9,725
Other noninterest income               1,383          3,122           (534)          920         (678)           4,213
Depreciation on premises &
  equipment                              299            336             --            43           --              678
Other noninterest expense              6,363         11,257         (1,128)        1,280         (678)          17,094
Income tax expense (benefit)             615            635            202           (98)          --            1,354
Net income (loss)                      1,398          1,273            392          (250)          --            2,813

Total assets                        $456,779       $128,337       $(28,595)       $5,428        $(390)        $561,559

At and for the six months ended June 30, 2000

                                                   Mortgage
                                    Banking        Banking       Eliminations     Other      Eliminations    Consolidated
Interest income                     $ 18,126       $ 1,924        $   (444)       $   29        $  --         $ 19,635
Interest expense                      10,174         1,201            (444)           78           --           11,009
Provision for loan losses                340            --              --            --           --              340
Gain on sale of loans                     52         5,584              --            --           --            5,636
Other noninterest income               1,267         2,211            (790)          367         (683)           2,372
Depreciation on premises &
  equipment                              391           253              --            40           --              684
Other noninterest expense              5,561         8,500            (750)        1,197         (683)          13,825
Income tax expense (benefit)             870           (54)            (14)         (286)          --              516
Net income (loss)                      1,848            80             (26)         (633)          --            1,269

Total assets                        $454,713       $61,600        $(21,659)       $4,805        $(236)        $499,223

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

Material Changes in Financial Condition

         The Company's total assets increased approximately $18.4 million during the six months of 2001 as a result of an increase in real estate secured loans held for sale in the loan portfolio of BancMortgage of approximately $66.9 million offset by decreases in the loan portfolio of Habersham Bank of approximately $48.5 million. Increases in cash and cash equivalents and other assets of approximately $1.8 million and $1.3 million, respectively, offset by decreases in investment securities and other investments of approximately $1.9 million and $.6 million, respectively, are the results of activity at Habersham Bank. The increased production activity at BancMortgage was due to the lower interest rate environment during 2001.

         Activity at Habersham Bank resulted in increases in other liabilities and deposits of approximately $16.8 million and $7.6 million, respectively, offset by repayment of approximately $12.9 million of federal funds purchased, securities sold under repurchase agreements, and short-term borrowings. An increase in long-term borrowings of approximately $4 million was the result of Habersham Bancorp borrowing funds to inject into Habersham Bank to increase its capital.

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets increased approximately $1,565,000 or 23.05% from December 31, 2000 to June 30, 2001. The increase for the first six months of 2001 was primarily due to the addition of loans totaling approximately $1,598,000 secured by real estate to nonaccrual status, and an increase in other real estate due to the foreclosures of residential mortgages of approximately $1,996,000. These increases were offset by decreases of approximately $1,345,000, $385,000, $263,000, and $36,000 in other nonaccrual loans, other real estate, 90 days past due loans, and restructured loans, respectively.

         Additions to the allowance for loan losses are made periodically to maintain the allowance at a level based upon management's analysis of risk in the loan portfolio. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses which considers factors such as classified and past due loans as well as portfolio growth, diversification, and loss experience. A provision for loan losses in the amount of $716,000 was charged to expense for the six months ended June 30, 2001. Net charge-offs for the first six months of 2001 totaled approximately $610,000. At June 30, 2001 and December 31, 2000, the ratio of allowance for loan losses to total loans was 1.07% and .90%, respectively. Management considers the current allowance for loan losses adequate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

     The Company had impaired loans of $2,105,115 and $1,850,843 at June 30, 2001 and December 31, 2000, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the three-month and six-month periods ended June 30, 2001 and 2000 was not material.

     The Company's other real estate totaled $3,980,077 and $2,368,559 at June 30, 2001 and December 31, 2000, respectively. The increase was due primarily to foreclosures of real estate secured mortgages of approximately $1,996,000 offset by sales of property of approximately $385,000.

Material Changes in Results of Operations

     Total interest income for the second quarter of 2001 increased $801,000 or 7.83%, when compared to the second quarter of 2000. Total interest income for the first six months of 2001 increased $2,389,000 or 12.17% when compared to the first six months of 2000. Interest income from loans for the second quarter of 2001 and for the first six months of 2001 increased $801,000 or 8.64% and $2,379,000 or 13.40%, respectively, when compared to the second quarter of 2000 and the first six months of 2000. These increases were primarily due to increases in the loan portfolio of BancMortgage offset by decreasing yields on loans. Total average loans increased approximately $78,699,000 or 20.16% during the first six months of 2001 compared to the first six months of 2000. Average yields on loans decreased by .60% to 8.86% for the first six months of 2001 compared to average yields of loans of 9.46% for the first six months of 2000.

     Interest income from investment securities decreased $60,000 or 7.6% for the second quarter of 2001 when compared to the second quarter of 2000. Interest income from investment securities decreased $63,000 or 4.07% for the first six months of 2001 when compared to the first six months of 2000. The decrease in interest income from investments was primarily due to declining average yields in the investment portfolio. Average yields on investment securities decreased by .39% to 5.42% for the first six months of 2001 compared to 5.81% for the first six months of 2000.

     Total interest expense for the second quarter of 2001 increased $567,000 or 9.62%, when compared to the second quarter of 2000. Total interest expense for the first six months of 2001 increased $2,136,000 or 19.40%, when compared to the first six months of 2000.

     Interest expense on deposits for the second quarter of 2001 increased $761,000 or 18.83%, when compared to the second quarter of 2000. Interest expense on deposits for the first six months of 2001 increased $1,937,000 or 24.84%, when compared to the first six months of 2000. This increase was due to increases in the deposit portfolio and increases in interest rates paid for deposits during 2001. Total average interest bearing certificates of deposit increased approximately $44,908,000 offset by decreases in Money Market and savings accounts of approximately $6,013,000 and $302,000, respectively, during the first six months of 2001.

         Average rates on total interest bearing deposits increased by .54% to 5.84% during the first six months of 2001 compared to 5.30% during the first six months of 2000. Average rates for certificates of deposit increased to 6.49% during the first six months of 2001 compared to 5.99% during the first six months of 2000. Average rates for other interest bearing deposit accounts decreased to 2.66% for the first six months of 2001 compared to 2.74% during the first six months of 2000.

         Interest expense on short-term and other borrowings for the second quarter of 2001 decreased $194,000 or 10.49% when compared to the second quarter of 2000. Interest expense on short-term and other borrowings for the first six months of 2001 increased $199,000 or 6.20% when compared to the first six months of 2000. The increase is primarily due to an increase in average borrowings of approximately $25 million or 24.58% when compared to the first six months of 2000, offset by decreases in the interest rates. Average rates on borrowings decreased by .94% to 5.45% for the first six months of 2001 compared to 6.39% for the first six months of 2000.

         Net interest income increased approximately $234,000 or 5.40%, for the second quarter of 2001 when compared to the second quarter of 2000 and increased $253,000 or 2.93% for the first six months of 2001 when compared to the first six months of 2000, as a result of the items discussed above.

         The net interest margin of the Company, net interest income divided by average interest-earning assets, was 3.33% for the first six months of 2001 compared to 3.87% for the first six months of 2000. The decrease in the net interest margin resulted primarily from increases in interest rates paid on deposits, an increase in the average balances in borrowings, and decreases in the yields on loans and securities.

         Noninterest income increased $3,953,000 or 92.51% for the second quarter of 2001 over the same period in 2000. Noninterest income increased $5,930,000 or 74.05% for the first six months of 2001 over the same period in 2000. The increase in noninterest income for the second quarter and the first six months of 2001 was primarily due to increased lending activity at Habersham Bank and BancMortgage resulting in increases in gain on sale of loans and loan fee income. Gains relating to the change in fair value of forward commitments to sell mortgage-backed securities have been recorded as other income for the second quarter of 2001 and for the first six months of 2001, of approximately $253,000 and $669,000, respectively. Other income increased $232,000 or 53.33% for the second quarter of 2001 over the same period in 2000. Other income increased $750,000 or 87.41% for the first six months of 2001 over the same period in 2000. These increases are primarily due to gains related to the change in fair value of forward commitments to sell mortgage-backed securities as discussed above. Other income was also impacted by increases in trust department fees at Habersham Bank, additional income generated by increased activity in The Advantage Group, Inc., Advantage Insurers, and BancMortgage Reinsurance of approximately $60,000, $43,000, $46,000, and $10,000, respectively, offset by decreases in data processing income and income from other investments of approximately $12,000 and $28,000, respectively. In 2000, the Company also recorded an unrealized loss on trading securities. In September 2000, the Company transferred its trading securities to its available for sale portfolio.

         Noninterest expenses increased $2,339,000 or 31.21% for the second quarter of 2001 over the same period in 2000. Noninterest expenses increased $3,263,000 or 22.49% for the first six months of 2001 over the same period in 2000. The increase in noninterest expense for the second quarter and for the first six months of 2001 was primarily due to increased salary and employee benefits, and computer services of approximately $2,879,000, and $81,000, respectively, offset by decreases in overhead expenses of approximately $84,000.

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

         General and administrative expenses for the second quarter of 2001 increased $284,000 or 18.80%, when compared to the second quarter of 2000. General and administrative expenses for the first six months of 2001 increased approximately $387,000 or 12.84% when compared to the first six months of 2000. The increases for the first six months of 2001 are primarily due to increases in outside services, consisting of FDIC insurance expense, Department of Banking Exam fees, and legal and accounting fees of approximately $151,000, increases in advertising and marketing expense of approximately $92,000, increases in office supply expense of approximately $27,000, and increases in other expenses of approximately $18,000.

         Income tax expense for the three months ended June 30, 2001 and 2000 was $822,000 and $302,000, respectively. Income tax expense for the first six months ended June 30, 2001 and 2000 was $1,354,000 and $516,000, respectively. The effective tax rate for the six months ended June 30, 2001 and 2000 was 32.49% and 28.91%, respectively.

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

         The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. Presently, the Company has made arrangements with commercial banks for short-term advances up to $16,000,000 under a repurchase agreement line of credit of which none was advanced at June 30, 2001. In addition, there is a total available line of $230,833,000, which is available to the Company, subject to available collateral, from the Federal Home Loan Bank of which approximately $107,000,000 was advanced at June 30, 2001.

         Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank's liquidity ratios at June 30, 2001 and 2000 were 21.28% and 18.57%, respectively.

         At June 30, 2001, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Bank's ratios at June 30, 2001 follow:

                                    Habersham               Habersham
                                      Bank                   Bancorp
             Tier 1                  11.00%                  11.00%
             Total Capital           12.03%                  12.03%
             Leverage                 6.84%                   6.88%

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

         The interest rate sensitivity analysis, calculated as of June 30, 2001, below has a three month negative gap of approximately $43 million (interest bearing liabilities exceeding interest earning assets repricing within three months).

                                                 DUE IN          DUE AFTER         DUE AFTER      DUE AFTER    DUE AFTER    TOTAL
                                                 THREE         THREE THROUGH      SIX THROUGH    ONE THROUGH     FIVE
                                                 MONTHS          SIX MONTHS      TWELVE MONTHS    FIVE YEARS     YEARS
INTEREST EARNING ASSETS:
 Investment securities....................         1,434                 105           1,540         7,529        43,564     54,172
 Loans....................................       175,199              27,649          41,134        92,090       123,762    459,834
                                              ----------       -------------     -----------     ---------     ---------   --------
  Total interest earning assets...........       176,633              27,754          42,674        99,619       167,326    514,006

INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW....................        47,503                  --              --            --            --     47,503
  Savings.................................         7,616                  --              --            --            --      7,616
  Certificates of deposit.................        62,543              72,508          76,536        51,508            --    263,095
 Borrowings...............................       102,102                  89             177        13,645        21,950    137,963
                                              ----------       -------------     -----------     ---------     ---------   --------
  Total interest bearing liabilities......       219,764              72,597          76,713        65,153        21,950    456,177

Excess (deficiency) of interest earning
 assets over (to) interest bearing
 liabilities..............................    $  (43,131)      $     (44,843)    $   (34,039)    $  34,466     $ 145,376   $ 57,829
                                              ==========       =============     ===========     =========     =========   ========

Cumulative gap............................    $  (43,131)      $     (87,974)    $  (122,013)    $ (87,547)    $  57,829

Ratio of cumulative gap to total
 cumulative earning assets................        (24.42)%            (43.04)%        (49.39)%      (25.25)%       11.25%

Ratio of cumulative interest earning
 assets to cumulative interest bearing
 liabilities..............................         80.37%              69.91%          66.94%        79.84%       112.68%

         Management strives to maintain the ratio of cumulative interest earning assets to cumulative interest bearing liabilities within a range of 60% to 140%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

         As of June 30, 2001, there were no substantial changes from the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10K.

PART II
OTHER INFORMATION

Item 1.  Legal proceedings.
                  None

Item 2.  Changes in securities.
                  None

Item 3.  Defaults upon senior securities.
                  None

Item 4.  Submission of matters to a vote of security holders.
         (a) The regular annual meeting of the shareholders of the Company was held on April 21, 2001.

         (b) The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were:
             Edward D. Ariail, Thomas A. Arrendale, Jr., Thomas A. Arrendale, III., Michael C. Martin, James E. McCollum, James A. Stapleton, Jr., David D. Stovall, and Calvin R. Wilbanks.

At the registrant's Annual Meeting of Shareholders on April 21, 2001, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director. Abstentions and broker non-votes are also listed for each nominee.

Name                       Votes For         Votes Withheld    Abstention & Non-Votes
Edward D. Ariail           2,313,651               801                 3,500
Thomas A. Arrendale, Jr.   2,313,651               801                 3,500
Thomas A. Arrendale, III   2,313,651               801                 3,500
Michael C. Martin          2,313,651               801                 3,500
James E. McCollum          2,313,651               801                 3,500
James A. Stapleton, Jr.    2,313,651               801                 3,500
David D. Stovall           2,313,651               801                 3,500
Calvin R. Wilbanks         2,313,651               801                 3,500

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

(3) Incorporated herein by reference to exhibit of the same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-13153).

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

(10) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-Q for the quarter ended June 30, 1998 (File No. 0-13153).

* Indicates the Registrant's plans, management contracts and compensatory arrangements.



                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                           HABERSHAM BANCORP
                             (Registrant)

Date August 13, 2001        /s/ Annette Banks
                           -----------------
                           Chief Financial Officer
                           (for the Registrant and as the
                           Registrant's principal financial and
                           accounting officer)