Form 10-Q
period 2001-09-30
HABERSHAM BANCORP
filed 2001-11-13
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended September 30, 2001

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

2,698,746 shares, common stock, $1.00 par value, as of November 9, 2001

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)


ASSETS                                                           SEPTEMBER 30, 2001     DECEMBER 31, 2000
Cash and due from banks                                              $  16,915              $  13,566
Investment securities available for sale
 (cost of $43,572 at September 30, 2001 and
  $43,033 at December 31, 2000)                                         44,794                 42,986
Investment securities held to maturity
 (estimated fair values of $10,018 at
  September 30, 2001 and $13,045 at
  December 31, 2000)                                                     9,765                 13,124
Other investments                                                        8,477                 10,134

Loans held for sale                                                     94,497                 59,714

Loans                                                                  314,587                382,135
  Less allowance for loan losses                                        (3,717)                (3,454)
                                                                     ---------              ---------
    Loans, net                                                         310,870                378,681
                                                                     ---------              ---------

Intangible assets                                                        2,551                  2,680
Other assets                                                            21,638                 22,223
                                                                     ---------              ---------
    TOTAL ASSETS                                                     $ 509,507              $ 543,108
                                                                     =========              =========

LIABILITIES
Non-interest bearing deposits                                        $  31,488              $  27,787
Interest bearing deposits                                              304,650                313,245
Short-term borrowings                                                      768                    850
Federal funds purchased and securities
  sold under repurchase agreements                                       9,418                 35,995
Other borrowings                                                         5,861                  1,950
Federal Home Loan Bank Advances                                         72,766                108,095
Other liabilities                                                       41,570                 16,435
                                                                     ---------              ---------
    TOTAL LIABILITIES                                                  466,521                504,357
                                                                     ---------              ---------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized;
 2,698,746 shares issued at September 30, 2001
 and December 31, 2000                                                   2,699                  2,699
Additional paid-in capital                                              12,417                 12,417
Retained earnings                                                       27,063                 23,666
Accumulated other comprehensive gain(loss)                                 807                    (31)
                                                                     ---------              ---------
    TOTAL SHAREHOLDERS' EQUITY                                          42,986                 38,751
                                                                     ---------              ---------
    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                       $ 509,507              $ 543,108
                                                                     =========              =========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended September 30, 2001 and 2000 (dollars in thousands, except per share amounts)

INTEREST INCOME                                                          2001                     2000
Loans                                                                $     9,244              $    10,011
Investment securities                                                        716                      783
Federal funds sold                                                            18                        4
Other                                                                        154                      170
                                                                     -----------              -----------
  TOTAL INTEREST INCOME                                                   10,132                   10,968

INTEREST EXPENSE
Time deposits, $100,000 and over                                           1,221                    1,374
Other deposits                                                             2,824                    3,106
Short-term and other borrowings, primarily
  FHLB advances                                                            1,395                    2,262
                                                                     -----------              -----------
  TOTAL INTEREST EXPENSE                                                   5,440                    6,742

NET INTEREST INCOME                                                        4,692                    4,226
Provision for loan losses                                                    404                      375
                                                                     -----------              -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                                 4,288                    3,851

NONINTEREST INCOME
  Gain on sale of loans                                                    6,696                    3,287
  Loan fee income                                                            840                      668
  Brokerage fee income                                                        99                      202
  Service charges on deposits                                                165                      173
  Other service charges and commissions                                       76                      103
  Securities gains, net                                                      106                       37
  Unrealized gain on trading securities                                       --                      321
  Net change in fair value of forward commitment
   derivative instruments                                                   (686)                      --
  Other income                                                               480                      479
                                                                     -----------              -----------
    Total other income                                                     7,776                    5,270

NONINTEREST EXPENSE
  Salary and employee benefits                                             7,664                    5,018
  Occupancy                                                                  777                      854
  Computer services                                                          168                      149
  General and administrative expense                                       1,883                    1,555
                                                                     -----------              -----------
    Total other expense                                                   10,492                    7,576

INCOME BEFORE INCOME TAXES                                                 1,572                    1,545
Income tax expense                                                           502                      465
                                                                     -----------              -----------

NET INCOME                                                           $     1,070              $     1,080
                                                                     ===========              ===========

NET INCOME PER COMMON SHARE - BASIC                                  $       .40              $       .40
                                                                     ===========              ===========

NET INCOME PER COMMON SHARE - DILUTED                                $       .39              $       .40
                                                                     ===========              ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                     2,698,746                2,698,746
                                                                     ===========              ===========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                               2,738,387                2,698,746
                                                                     ===========              ===========

Dividends per share                                                  $       .06              $       .06
                                                                     ===========              ===========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Nine-Month Periods Ended September 30, 2001 and 2000 (dollars in thousands, except per share amounts)

INTEREST INCOME                                                                   2001                     2000
Loans                                                                         $    29,377              $    27,764
Investment securities                                                               2,200                    2,331
Federal funds sold                                                                     32                       10
Other                                                                                 547                      498
                                                                              -----------              -----------
  TOTAL INTEREST INCOME                                                            32,156                   30,603

INTEREST EXPENSE
Time deposits, $100,000 and over                                                    4,148                    3,705
Other deposits                                                                      9,633                    8,573
Short-term and other borrowings, primarily
  FHLB advances                                                                     4,804                    5,473
                                                                              -----------              -----------
  TOTAL INTEREST EXPENSE                                                           18,585                   17,751

NET INTEREST INCOME                                                                13,571                   12,852
Provision for loan losses                                                           1,120                      715
                                                                              -----------              -----------
NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                                         12,451                   12,137

NONINTEREST INCOME
  Gain on sale of loans                                                            16,421                    8,923
  Loan fee income                                                                   2,682                    1,783
  Brokerage fee income                                                                408                      701
  Service charges on deposits                                                         502                      533
  Other service charges and commissions                                               217                      270
  Securities gains, net                                                               156                       37
  Unrealized loss on trading securities                                                --                     (306)
  Net change in fair value of forward commitment
   derivative instruments                                                             (17)                      --
  Other income                                                                      1,491                    1,336
                                                                              -----------              -----------
    Total other income                                                             21,860                   13,277

NONINTEREST EXPENSE
  Salary and employee benefits                                                     20,034                   14,509
  Occupancy                                                                         2,413                    2,574
  Computer services                                                                   534                      434
  General and administrative expense                                                5,283                    4,568
                                                                              -----------              -----------
    Total other expense                                                            28,264                   22,085
INCOME BEFORE INCOME TAXES                                                          6,047                    3,329

Income tax expense                                                                  2,002                      981
                                                                              -----------              -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE, NET OF TAX                                               4,045                    2,348
Cumulative effect of change in accounting
   principle, net of tax                                                             (162)                      --
                                                                              -----------              -----------
NET INCOME                                                                    $     3,883              $     2,348
                                                                              ===========              ===========

Income before cumulative effect of change
  in accounting principle per common share- basic                             $      1.50              $       .87
Cumulative effect of change in accounting
  principle per common share - basic                                                 (.06)                      --
                                                                              -----------              -----------
NET INCOME PER COMMON SHARE - BASIC                                           $      1.44              $       .87
                                                                              ===========              ===========

Income before cumulative effect of change
  in accounting principle per common share - diluted                          $      1.49              $       .87
Cumulative effect of change in accounting
  principle per common share - diluted                                               (.06)                      --
                                                                              -----------              -----------
NET INCOME PER COMMON SHARE - DILUTED                                         $      1.43              $       .87
                                                                              ===========              ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                                              2,698,746                2,698,746
                                                                              ===========              ===========

WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                                        2,723,717                2,699,384
                                                                              ===========              ===========
Dividends per share                                                           $       .18              $       .18
                                                                              ===========              ===========

See notes to condensed consolidated financial statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended September 30, 2001 and 2000 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                                                    2001                   2000
  Net income                                                                          $   3,883              $   2,348
  Cumulative effect of change in accounting principle                                       162                     --
  Adjustments to reconcile net income to net cash
  used in operating activities:
      Provision for loan losses                                                           1,120                    715
      Depreciation                                                                        1,010                  1,022
      Gain on sale of investment securities                                                (156)                   (37)
      Decrease in fair value of derivative instruments                                       17                     --
      Unrealized holding loss on trading securities                                          --                    306
      Gain on sale of premises & equipment                                                  (25)                    --
      Loss on sale of other real estate                                                      30                     11
      Net gain on sale of loans                                                         (16,421)                (8,923)
      Amortization of intangible assets                                                     193                    233
      Equity in earnings of investee                                                        (85)                  (128)
      Deferred income tax expense (benefit)                                                  47                    (31)
      Proceeds from sale of loans held for sale                                         812,327                422,613
      Net increase in loans held for sale                                              (831,172)              (436,057)

  Changes in assets and liabilities:
      Decrease (increase) in interest receivable                                            934                   (725)
      Increase in other assets                                                             (113)                  (934)
      (Decrease) increase in interest payable                                            (1,085)                   644
      Increase in other liabilities                                                      26,220                 15,075
                                                                                      ---------              ---------
  Net cash used in operating activities                                                  (3,114)                (3,868)
                                                                                      ---------              ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
      Proceeds from maturity                                                              6,277                  4,230
      Proceeds from sale and call                                                         7,484                  2,403
      Purchases                                                                         (13,145)                (5,845)
  Investment securities held to maturity:
      Proceeds from maturity                                                              2,360                  1,059
      Purchases                                                                              --                   (499)
  Other investments:
      Proceeds from sale                                                                  9,719                    712
      Purchases                                                                          (8,103)                (3,192)
  Loans:
      Proceeds from sale                                                                 96,057                 12,858
      Net increase in loans                                                             (30,415)               (64,037)
  Purchases of premises and equipment                                                      (741)                (1,185)
  Proceeds from sale of premises & equipment                                                 43                     --
  Additions to other real estate                                                           (548)                    --
  Proceeds from sale of other real estate                                                   870                    249
  Dividends received from other investment                                                   62                     28
                                                                                      ---------              ---------
    Net cash provided by (used in) investing activities                                  69,920                (53,219)
                                                                                      ---------              ---------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Nine-Month Periods Ended September 30, 2001 and 2000 (dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:                                            2001                   2000
  Net (decrease)increase in deposits                                            (4,894)                19,486
  Net (decrease)increase in short-term borrowings                                  (82)                    55
  Net (decrease)increase in federal funds purchased and
    securities sold under repurchase agreements                                (26,577)                 5,310
  (Repayment of) proceeds of Federal Home Loan
    Bank advances, net                                                         (35,329)                29,496
  Proceeds from long-term borrowings                                             4,000                     --
  Repayments of long-term borrowings                                               (89)                    --
  Cash dividends paid                                                             (486)                  (486)
                                                                             ---------              ---------
    Net cash (used in) provided by financing activities                        (63,457)                53,861
                                                                             ---------              ---------

Increase (decrease) in cash and cash equivalents                                 3,349                 (3,226)

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                                 13,566                 14,517
                                                                             ---------              ---------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                                    $  16,915              $  11,291
                                                                             =========              =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                                   $  19,670              $  17,107
  Income taxes                                                                     827                    726

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Other real estate acquired through loan foreclosures                         $   1,727              $     374
Loans granted to facilitate the sale
  of other real estate                                                             195                    294
Unrealized gain on investment securities
  available for sale, net of tax effect                                            838                    334
Transfer of held to maturity securities to
  available for sale securities upon adoption of
  SFAS No. 133                                                                     999                     --

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

3.       Other Comprehensive Income

         "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Comprehensive income for the nine months ended September 30, 2001 and 2000 was $4,721,000 and $2,682,000, respectively, and for the three months ended September 30, 2001 and 2000 was $1,506,000 and $1,326,000, respectively.

4.       Derivative Instruments

         With the exception of commitments to originate fixed-rate mortgage loans for resale and forward commitments to sell mortgage-backed securities, the Company does not hold any derivative instruments.

         The Company's objective in entering into forward commitments to sell mortgage-backed securities is to mitigate the interest rate risk associated with commitments to originate fixed-rate mortgage loans and mortgage loans held for sale. The Company records its forward commitments to sell mortgage-backed securities at fair value and does not account for these as hedges. During the three and nine months ended September 30, 2001, a loss in the amount of $1,276,000 and $607,000, respectively, relating to the change in fair value of forward commitments to sell mortgage-backed securities has been recorded in other income on the income statement and in other assets on the balance sheet.

         In the normal course of business, the Company extends interest rate lock commitments to borrowers who apply for loan funding and meet certain credit and underwriting criteria. The Company records its interest rate lock commitments at fair value and does not account for these as hedges. During the three and nine months ended September 30, 2001, a gain in the amount of $590,000 relating to the change in fair value of the interest rate lock commitments has been recorded in other income on the income statement and in other assets on the balance sheet.

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

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.141, "Business Combinations", and SFAS No. 142, "Goodwill and Other Intangible Assets". SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001 as well as all purchase method business combinations completed after June 30, 2001. SFAS No. 141 also specifies criteria intangible assets acquired in a purchase method business combination must meet to be recognized and reported apart from goodwill, noting that any purchase price allocable to an assembled workforce may not be accounted for separately. SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of".

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

         In connection with the transitional goodwill impairment evaluation, SFAS No. 142 will require the Company to perform an assessment of whether there is an indication that goodwill and equity-method goodwill is impaired as of the date of adoption. To accomplish this the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of it assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         And finally, any unamortized negative goodwill and negative equity-method goodwill existing at the date SFAS No. 142 is adopted must be written off as the cumulative effect of a change in accounting principle.

         The Company had net intangible assets of $2,550,735 and $2,679,801 and equity-method goodwill of $1,079,436 and $1,143,345 at September 30, 2001 and December 31, 2000, respectively. The Company recorded a total amortization expense of approximately $193,000 and $297,000 for the nine months ended September 30, 2001 and the year ended December 31, 2000, respectively.

         Because of the extensive effort needed to comply with adopting SFAS No. 141 and SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting these statements on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. SFAS No. 144 supercedes SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. SFAS No. 144 retains the fundamental provisions of SFAS No. 121 for (a) recognition and measurement of the impairment of long-lived assets to held and used and (b) measurement of long-lived assets to disposed of by sale. However, SFAS No. 144 establishes a single accounting model for long-lived assets to be disposed of by sale and addresses significant implementation issues related to SFAS No. 121.

         The Company is required to adopt SFAS No. 144 no later than the year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 for long-lived assets held for use to have a material impact on the Company's financial statements because the impairment assessment under SFAS No. 144 is largely unchanged from SFAS No. 121. The provisions of the Statement for assets held for sale or other disposal generally are required to be applied prospectively after the adoption date to newly initiated disposal activities. Therefore, management cannot determine the potential effects that adoption of SFAS No. 144 will have on the Company's financial statements.

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

At and for the three months ended September 30, 2001


                                                  Mortgage
                                   Banking        Banking         Eliminations       Other      Eliminations    Consolidated
                                  --------        --------        ------------      -------     ------------    ------------

Interest income                   $  8,282        $  2,013         $   (178)        $    15         $  --         $ 10,132
Interest expense                     4,578             950             (178)             90            --            5,440
Provision for loan losses              214             190               --              --            --              404
Gain on sale of loans                  137           6,559               --              --            --            6,696
Other noninterest income               725             378             (157)            471          (337)           1,080
Depreciation on premises &
  equipment                            146             169               --              17            --              332
Other noninterest expense            3,235           7,069             (381)            574          (337)          10,160
Income tax expense (benefit)           227             181              149             (55)           --              502
Net income (loss)                      559             482              148            (119)           --            1,070

Total assets                      $420,938        $ 99,783         $(16,540)        $ 5,725         $(399)        $509,507


At and for the three months ended September 30, 2000


                                                  Mortgage
                                   Banking        Banking         Eliminations       Other      Eliminations    Consolidated
                                  --------        --------        ------------      -------     ------------    ------------

Interest income                     $  9,906        $ 1,330        $   (283)        $   15        $  --         $ 10,968
Interest expense                       6,018            969            (283)            38           --            6,742
Provision for loan losses                220            155              --             --           --              375
Gain on sale of loans                     24          3,263              --             --           --            3,287
Other noninterest income                 748          1,078            (339)           839         (343)           1,983
Depreciation on premises &
  equipment                              196            121              --             21           --              338
Other noninterest expense              3,362          3,962            (347)           604         (343)           7,238
Income tax expense (benefit)             362             30               3             70           --              465
Net income (loss)                        810            145               5            120           --            1,080

Total assets                        $475,587        $73,713        $(20,079)        $5,221        $(204)        $534,238


At and for the nine months ended September 30, 2001


                                                  Mortgage
                                   Banking        Banking         Eliminations       Other        Eliminations    Consolidated
                                  --------        --------        ------------      -------       ------------    ------------

Interest income                    $ 27,671        $  5,145         $   (704)        $    44       $      --         $ 32,156
Interest expense                     16,190           2,937             (704)            162              --           18,585
Provision for loan losses               643             477               --              --              --            1,120
Gain on sale of loans                   483          15,938               --              --              --           16,421
Other noninterest income              2,108           3,646             (691)          1,391          (1,015)           5,439
Depreciation on premises &
   equipment                            445             505               --              60              --            1,010
Other noninterest expense             9,598          18,326           (1,509)          1,854          (1,015)          27,254
Income tax expense (benefit)            842             962              351            (153)             --            2,002
Net income (loss)                     1,957           1,755              540            (369)             --            3,883

Total assets                       $420,938        $ 99,783         $(16,540)        $ 5,725       $    (399)        $509,507

At and for the nine months ended September 30, 2000


                                                  Mortgage
                                   Banking        Banking         Eliminations       Other        Eliminations    Consolidated
                                  --------        --------        ------------      -------       ------------    ------------

Interest income                     $ 28,032        $  3,254         $   (727)        $    44       $    --         $ 30,603
Interest expense                      16,192           2,170             (727)            116            --           17,751
Provision for loan losses                560             155               --              --            --              715
Gain on sale of loans                     76           8,847               --              --            --            8,923
Other noninterest income               2,014           3,289           (1,129)          1,206        (1,026)           4,354
Depreciation on premises &
  equipment                              587             374               --              61            --            1,022
Other noninterest expense              8,923          12,462           (1,097)          1,801        (1,026)          21,063
Income tax expense (benefit)           1,232             (24)             (11)           (216)           --              981
Net income (loss)                      2,657             225              (21)           (513)           --            2,348

Total assets                        $475,587        $ 73,713         $(20,079)        $ 5,221       $  (204)        $534,238


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

Material Changes in Financial Condition

         The Company's total assets decreased approximately $33.6 million during the first nine months of 2001 primarily due to decreases in the loan portfolio of Habersham Bank resulting from the sale of real estate secured loans of approximately $96 million and decreases in the investment securities portfolio of approximately $5 million, offset by increases in held for sale loans in the loan portfolio of BancMortgage, increases in the loan portfolio of Habersham Bank, and increases in cash and cash equivalents of approximately $35 million, $30 million, and $3 million, respectively. The increased production activity at BancMortgage was due to the lower interest rate environment during 2001.

         Decreases in Federal Home Loan Bank advances and federal funds purchased and securities sold under repurchase agreements during the first nine months resulted from the repayment of approximately $35.3 million and $26.6 million, respectively. Deposits decreased approximately $5 million during the first nine months primarily due to a declining interest rate environment. An increase in long-term borrowings of approximately $3.9 million was the result of Habersham Bancorp borrowing funds of $4 million to inject into Habersham Bank to increase its capital, offset by repayments of $89,000.

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets increased approximately $3,520,000 or 51.85% from December 31, 2000 to September 30, 2001. The increase for the first nine months of 2001 was primarily due to increases in nonaccrual loans and other real estate of $2,610,000 and $1,215,000, respectively offset by decreases in accruing loans 90 days past due and restructured loans of approximately $228,000 and $73,000, respectively. The increase in nonaccrual loans for the first nine months of 2001 was primarily due to the addition of loans secured by residential real estate, a single commercial real estate loan, commercial loans, and consumer loans totaling approximately $1,593,000, $2,140,000, $370,000, and $32,000 respectively. These increases were offset by decreases in loans secured by residential real estate, commercial loans, and consumer loans of approximately $1,417,000, $65,000 and $44,000, respectively. The increase in other real estate for the first nine months of 2001 was primarily due to the foreclosures of residential mortgages and cash expenditures of approximately $2,141,000 offset by sales of other real estate totaling approximately $926,000.

         Additions to the allowance for loan losses are made periodically to maintain the allowance at a level based upon management's analysis of risk in the loan portfolio. The balance of the allowance for loan losses is in accordance with the internal calculation of the allowance for loan losses which considers factors such as classified and past due loans as well as portfolio growth, diversification, and loss experience. A provision for loan losses in the amount of $1,120,000 was charged to expense for the nine months ended September 30, 2001. Net charge-offs for the first nine months of 2001 totaled approximately $857,000. At September 30, 2001 and December 31, 2000, the ratio of allowance for loan losses to total loans was 1.18% and .90%, respectively. Management considers the current allowance for loan losses adequate based upon its analysis of the potential risk in the portfolio, although there can be no assurance that the assumptions underlying such analysis will continue to be correct.

         The Company had impaired loans of $4,461,000 and $1,851,000 at September 30, 2001 and December 31, 2000, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the three-month and nine-month periods ended September 30, 2001 and 2000 was not material.

    The Company's other real estate totaled $3,583,000 and $2,369,000 at September 30, 2001 and December 31, 2000, respectively. The increase was due primarily to foreclosures of real estate secured mortgages of approximately $2,141,000 offset by sales of property of approximately $926,000.

Material Changes in Results of Operations

         Total interest income for the third quarter of 2001 decreased $836,000 or 7.62%, when compared to the third quarter of 2000. Total interest income for the first nine months of 2001 increased $1,553,000 or 5.07% when compared to the first nine months of 2000. Interest income from loans for the third quarter of 2001 and for the first nine months of 2001 decreased $767,000 or 7.66% and increased $1,613,000 or 5.81%, respectively, when compared to the third quarter of 2000 and the first nine months of 2000. The quarterly decrease was primarily due to the sale of adjustable rate mortgages in the loan portfolio of Habersham Bank. The increase for the first nine months of 2001 was due primarily to increases in the total loan portfolios of Habersham Bank and BancMortgage offset by declining interest rates. Total average loans increased approximately $51,993,000 or 13.30% during the first nine months of 2001 compared to the first nine months of 2000. Average yields on loans decreased by .62% to 8.85% for the first nine months of 2001 compared to average yields of loans of 9.47% for the first nine months of 2000.

         Interest income from investment securities decreased $67,000 or 8.56% for the third quarter of 2001 when compared to the third quarter of 2000. Interest income from investment securities decreased $131,000 or 5.62% for the first nine months of 2001 when compared to the first nine months of 2000. The decrease in interest income from investments was primarily due to declining average yields in the investment portfolio. Average yields on investment securities decreased by .44% to 5.38% for the first nine months of 2001 compared to 5.82% for the first nine months of 2000.

         Total interest expense for the third quarter of 2001 decreased $1,302,000 or 19.31%, when compared to the third quarter of 2000. Total interest expense for the first nine months of 2001 increased $834,000 or 4.70%, when compared to the first nine months of 2000.

         Interest expense on deposits for the third quarter of 2001 decreased $435,000 or 9.71%, when compared to the third quarter of 2000. Interest expense on deposits for the first nine months of 2001 increased $1,503,000 or 12.24%, when compared to the first nine months of 2000. This increase was due to increases in the deposit portfolio and increases in interest rates paid for deposits during 2001. Total average interest bearing certificates of deposit increased approximately $28,623,000 offset by decreases in Money Market and savings accounts of approximately $1,600,000 and $222,000, respectively, during the first nine months of 2001.

         Average rates on total interest bearing deposits increased by .16% to 5.65% during the first nine months of 2001 compared to 5.49% during the first nine months of 2000. Average rates for certificates of deposit increased to 6.49% during the first nine months of 2001 compared to 5.99% during the first nine months of 2000. Average rates for other interest bearing deposit accounts decreased to 2.55% for the first nine months of 2001 compared to 2.71% during the first nine months of 2000.

         Interest expense on short-term and other borrowings for the third quarter of 2001 decreased $867,000 or 38.33% when compared to the third quarter of 2000. Interest expense on short-term and other borrowings for the first nine months of 2001 decreased $669,000 or 12.22% when compared to the first nine months of 2000. The decrease is primarily due to decreases in interest rates, offset by an increase in average borrowings of approximately $8 million or 7.37% when compared to the first nine months of 2000. Average rates on borrowings decreased by 1.20% to 5.39% for the first nine months of 2001 compared to 6.59% for the first nine months of 2000.

         Net interest income increased approximately $466,000 or 11.03%, for the third quarter of 2001 when compared to the third quarter of 2000 and increased $719,000 or 5.59% for the first nine months of 2001 when compared to the first nine months of 2000, as a result of the items discussed above.

         The net interest margin of the Company, net interest income divided by average interest-earning assets, was 3.48% for the first nine months of 2001 compared to 3.70% for the first nine months of 2000. The decrease in the net interest margin resulted primarily from increases in interest rates paid on deposits, an increase in the average balances in borrowings, and decreases in the yields on loans and securities.

         Noninterest income increased $2,506,000 or 47.55% for the third quarter of 2001 over the same period in 2000. Noninterest income increased $8,583,000 or 64.65% for the first nine months of 2001 over the same period in 2000.

         The increase in noninterest income for the third quarter and the first nine months of 2001 was primarily due to increased lending activity at Habersham Bank and BancMortgage resulting in increases in gain on sale of loans and loan fee income.

         Other income increased $1,000 or .20% for the third quarter of 2001 over the same period in 2000. Other income increased $155,000 or 11.60% for the first nine months of 2001 over the same period in 2000.

         Other income was impacted by increases in activity at BancMortage Reinsurance and Advantage Insurers resulting in increases of approximately $51,000 and $28,000, respectively. Increased activity at Habersham Bank resulted in increases in income relating to investments in insurance policies, in trust fees, and Master Money Card Income, of approximately $31,000, $25,000, and $14,000, respectively. Increased activity at BancMortgage resulted in an increase of approximately $34,000 in conversion fees. These increases were offset by decreases in data processing income and mutual fund fees of approximately $28,000 and $5,000, respectively. In 2000, the Company also recorded an unrealized loss on trading securities. In September 2000, the Company transferred its trading securities to its available for sale portfolio.

         Noninterest expenses increased $2,916,000 or 38.49% for the third quarter of 2001 over the same period in 2000. Noninterest expenses increased $6,179,000 or 27.98% for the first nine months of 2001 over the same period in 2000. The increase in noninterest expense for the third quarter and for the first nine months of 2001 was primarily due to increased salary and employee benefits, and computer services of approximately $5,526,000, and $100,000, respectively, offset by decreases in overhead expenses of approximately $160,000.

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

         General and administrative expenses for the third quarter of 2001 increased $328,000 or 21.09%, when compared to the third quarter of 2000. General and administrative expenses for the first nine months of 2001 increased approximately $715,000 or 15.65% when compared to the first nine months of 2000. The increases for the third quarter of 2001 are primarily due to increases in outside services, consisting of FDIC insurance expense, Department of Banking Exam fees, and legal and accounting fees of approximately $121,000, increases in advertising and marketing expense of approximately $10,000, increases in office supply expense of approximately $27,000, and increases in other expenses of approximately $170,000. The increases for the first nine months or 2001 are primarily due to increases in outside services, consisting of FDIC insurance expense, Department of Banking Exam fees, and legal and accounting fees of approximately $272,000, increases in advertising and marketing expense of approximately $101,000, increases is office supply expense of approximately $54,000, increases in other real estate expenses of approximately $81,000, and increases in other expenses of approximately $207,000.

         Income tax expense for the three months ended September 30, 2001 and 2000 was $502,000 and $465,000, respectively. Income tax expense for the first nine months ended September 30, 2001 and 2000 was $2,002,000 and $981,000, respectively. The effective tax rate for the nine months ended September 30, 2001 and 2000 was 34.02% and 29.47%, respectively.

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

         The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. Presently, the Company has made arrangements with commercial banks for short-term advances up to $9,500,000 under a repurchase agreement line of credit of which none was advanced at September 30, 2001.

         Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank's liquidity ratios at September 30, 2001 and 2000 were 20.10% and 20.05%, respectively.

         At September 30, 2001, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Bank's ratios at September 30, 2001 follow:


                           Habersham         Habersham
                             Bank             Bancorp

Tier 1                      10.27%            10.29%
Total Capital               11.25%            11.25%
Leverage                     7.35%             7.40%


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

         The interest rate sensitivity analysis, calculated as of September 30, 2001, below has a three month negative gap of approximately $5 million (interest-bearing liabilities exceeding interest-earning assets repricing within three months).


                                                  DUE IN      DUE AFTER       DUE AFTER      DUE AFTER      DUE AFTER
                                                  THREE      THREE THROUGH    SIX THROUGH   ONE THROUGH       FIVE
                                                  MONTHS      SIX MONTHS     TWELVE MONTHS   FIVE YEARS       YEARS         TOTAL
                                                ---------    -------------   -------------  -----------     ---------     --------
INTEREST EARNING ASSETS:

 Federal funds sold                                 1,038             --             --             --             --      $  1,038
 Investment securities                                105            356          1,486          6,475         46,137        54,559
 Loans                                            183,168         24,017         38,155         90,790         72,954       409,084
                                                ---------       --------       --------       --------       --------      --------
  Total interest-earning assets                   184,311         24,373         39,641         97,265        119,091       464,681

INTEREST BEARING LIABILITIES:
 Deposits
  Money Market and NOW                             54,576             --             --             --             --        54,576
  Savings                                           7,286             --             --             --             --         7,286
  Certificates of deposit                          74,751         63,259         56,095         48,683             --       242,788
 Borrowings                                        53,041             89            183         13,677         21,823        88,813
                                                ---------       --------       --------       --------       --------      --------
  Total interest-bearing
   liabilities                                    189,654         63,348         56,278         62,360         21,823       393,463

Excess (deficiency) of interest-earning
 assets over (to) interest-bearing
 liabilities                                    $  (5,343)      $(38,975)      $(16,637)      $ 34,905       $ 97,268      $ 71,218
                                                =========       ========       ========       ========       ========      ========

Cumulative gap                                  $  (5,343)      $(44,318)      $(60,955)      $(26,050)      $ 71,218

Ratio of cumulative gap to total
 cumulative earning assets                          (2.90)%       (21.24)%       (24.55)%        (7.54)%        15.33%
Ratio of cumulative interest-earning assets
  to cumulative interest-bearing
  liabilities                                       97.18%         82.48%         80.29%         92.99%        118.10%

         Management strives to maintain the ratio of cumulative interest earning assets to cumulative interest bearing liabilities within a range of 60% to 140%.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

         As of September 30, 2001, there were no substantial changes from the interest rate sensitivity analysis or the sensitivity of market value of portfolio equity for various changes in interest rates calculated as of December 31, 2000. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2000 included in the Company's 2000 Annual Report on Form 10K.

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


                                    HABERSHAM BANCORP
                                      (Registrant)


Date November 13, 2001              /s/ Annette Banks
                                    -------------------------------------------
                                    Chief Financial Officer
                                    (for the Registrant and as the
                                    Registrant's principal financial and
                                    accounting officer)