Form 10-K405
period 2001-12-31
HABERSHAM BANCORP
filed 2002-03-27
CIK 754597

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
         SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001.

[ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from ________ to _________

                         Commission file number 0-13153

                                HABERSHAM BANCORP
-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          Georgia                                       58-1563165
--------------------------------                 ----------------------
(State or other jurisdiction of                     ( I.R.S. Employer
 incorporation or organization)                    Identification Number)

282 Historic Highway 441 North, P. O. Box 1980, Cornelia, Georgia       30531
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

1,650,820 Shares of Common Stock, $1.00 par value--$26,825,825 as of March 8, 2002 (based upon market value of $16.25/share as of that date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of December 31, 2001:

                Common Stock, $1.00 par value--2,698,746 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2001 (the "Annual Report") are incorporated by reference into
Part II.

(2) Portions of the Company's Proxy Statement relating to the 2002 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

Item 1.  BUSINESS.

                             BUSINESS OF THE COMPANY

         Habersham Bancorp (the "Company"), a Georgia corporation, was organized on March 9, 1984. Effective December 31, 1984, the Company acquired all of the outstanding shares of common stock of Habersham Bank ("Habersham Bank"). As a result of this transaction, the former shareholders of Habersham Bank became shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company. Effective June 30, 1995, the Company acquired Security Bancorp, Inc. and its subsidiary bank, Security State Bank. Effective June 30, 1999, the Company consolidated the charters of Habersham Bank and Security State Bank. As a result of this consolidation, Security State Bank now functions as a division of Habersham Bank. Currently, the primary business of the Company is the same as that of Habersham Bank and BancMortgage Financial Corp. ("BancMortgage"), a subsidiary of Habersham Bank formed in 1996. The Company also has one direct nonbank subsidiary, The Advantage Group, Inc., which ceased operations on September 30, 2001, and one indirect nonbank subsidiary, Advantage Insurers, Inc. (a subsidiary of Habersham Bank).

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

                      BUSINESS OF THE ADVANTAGE GROUP, INC.

         The Advantage Group, Inc. was organized as a wholly-owned nonbank subsidiary of the Company in 1987. The Advantage Group, Inc., which provided marketing and advertising services, ceased operation September 30, 2001.

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

                  BUSINESS OF APPALACHIAN TRAVEL SERVICE, INC.

         Appalachian Travel Service, Inc. was acquired as a wholly-owned nonbank subsidiary of Habersham Bank in 1996. Appalachian Travel Service, Inc., was a full service travel agency located in Cornelia, Georgia. Effective September 30, 1999, the Bank ceased operations of this subsidiary.

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

         The Company and its nonbank subsidiaries also compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, mortgage companies, mortgage servicers, leasing companies, insurance companies, companies providing data processing services, and companies providing bank consulting services.

                                    EMPLOYEES

         As of December 31, 2001, the Company had 323 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

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

         Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, or substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve's consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

         CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

         PERMITTED ACTIVITIES. Generally, bank holding companies are prohibited under the Bank Holding Company Act from engaging in or acquiring direct or indirect control of more than 5% of the voting shares of any company engaged in any activity other than:

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

         -        leasing personal or real property;

         - operating a nonbank depository institution, such as a savings association;

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

         Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company's continued ownership, activity, or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

         A bank holding company that qualifies and elects to become a financial holding company is permitted to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

         -        lending, trust, and other banking activities;

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

         To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. Although we are eligible to elect to become a financial holding company, we currently have no plans to make such an election.

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

Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities, and operations.

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

         PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories. At December 31, 2001, we qualified for the well-capitalized category.

         Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

         An institution in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches, or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

         FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.82 cents per $100 of deposits for the first quarter of 2002.

         The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

         COMMUNITY REINVESTMENT ACT. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve or the FDIC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These factors are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank and the Company. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

         OTHER REGULATIONS. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers' and Sailors' Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

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

         - The Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

         - The Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

         - The Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

         - Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

         - The rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

         The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common shareholders' equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock and trust preferred securities, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2001 our ratio of total capital to risk-weighted assets was 11.12% and our ratio of Tier 1 Capital to risk-weighted assets was 10.11%.

         In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2001, our leverage ratio was 7.67%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

         The Bank and the Company are also both subject to leverage capital guidelines issued by the Georgia Department of Banking and Finance, which provide for minimum ratios of Tier 1 capital to total assets. These guidelines are substantially similar to those adopted by the Federal Reserve in the case of the Company and those adopted by the FDIC in the case of the Bank.

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

         At January 1, 2002, the Bank was able to pay approximately $2,920,000 in dividends to the Company without prior regulatory approval.

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

         - any guarantee, acceptance, or letter of credit issued on behalf of an affiliate.

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

PRIVACY

         Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing, or other marketing to consumers.

ANTI-TERRORISM LEGISLATION

         In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps-

         - to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

         - to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

         - to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

         - to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

         Under the USA PATRIOT Act, financial institutions have 180 days from enactment (or until April 25, 2002) to establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

         - the development of internal policies, procedures, and controls;

         -        the designation of a compliance officer;

         -        an ongoing employee training program; and

         -        an independent audit function to test the programs.

Before the 180-day grace period expires, the Secretary of the Treasury will prescribe regulations that consider the extent to which these new requirements are commensurate with the size, location, and activities of financial institutions subject to the Act.

         In addition, the USA PATRIOT Act authorizes the Secretary of the Treasury to adopt rules increasing the cooperation and information sharing between financial institutions, regulators, and law enforcement authorities regarding individuals, entities, and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Any financial institution complying with these rules will not be deemed to have violated the privacy provisions of the Gramm-Leach-Bliley Act, as discussed above.

PROPOSED LEGISLATION AND REGULATORY ACTION

         New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of the nation's financial institutions operating in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

EFFECT OF GOVERNMENTAL MONETARY POLICES

         Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank's monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

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

         BancMortgage Financial Corp.'s principal office is located at 990 Hammond Drive, Suite 1020, Atlanta, Georgia 30328, and the telephone number of that office is (770) 804-7208. This office is leased, with a lease expiration date of 4-1-2002. We plan to extend the term of the lease to 4-30-06.

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


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The common stock of Habersham Bancorp is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol HABC. At December 31, 2001, Habersham Bancorp had approximately 553 shareholders of record. The following table sets forth the high and low sale prices, and the cash dividends paid on the Company's common stock on a quarterly basis for the past two fiscal years and the first quarter of 2002 to date.

                2002                             HIGH           LOW       DIVIDENDS
                ----                             ----           ---       ---------
         First quarter
         (through March 14,2002)                $16.72        $15.75         $0.06


                2001                             HIGH           LOW       DIVIDENDS
                ----                             ----           ---       ---------
         Fourth quarter                         $16.58        $13.50         $0.06
         Third quarter                           16.55         12.25          0.06
         Second quarter                          13.00         11.44          0.06
         First quarter                           12.75          9.88          0.06


                2000                             HIGH           LOW       DIVIDENDS
                ----                             ----           ---       ---------
         Fourth quarter                         $10.38         $9.63         $0.06
         Third quarter                           10.50          9.75          0.06
         Second quarter                          10.63          9.75          0.06
         First quarter                           13.00          9.81          0.06

         The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Bank to the Company in any year will exceed 50% of the net income of the Bank for the previous calendar year. As of December 31, 2001, the Bank could declare dividends to the Company up to approximately $2,920,000 without regulatory approval. See "Item 1 - Business - Supervision and Regulation - Payment of Dividends" for additional information regarding regulatory restrictions on our ability to pay dividends.

Item 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(Dollars in thousands, except per share data)

                                                                         FOR THE YEARS ENDED DECEMBER 31
                                              --------------------------------------------------------------------------------
                                                  2001              2000             1999            1998              1997
                                              -----------        ----------       ----------       ----------       ----------
SUMMARY OF OPERATIONS
Interest income                               $    41,277        $   41,826       $   32,144       $   28,959       $   26,962
Interest expense                                   23,167            24,921           16,517           15,091           13,305
Other income                                       31,232            19,098           15,477           15,750            8,056
Other expense                                      39,758            30,431           28,417           26,214           18,412

Income before cumulative effect of
 change in accounting principle                     5,505             3,027            1,754            2,058            2,157
Cumulative effect of change in
  accounting principle, net of tax                   (162)               --               --               --               --
                                              -----------        ----------       ----------       ----------       ----------
Net income                                          5,343             3,027            1,754            2,058            2,157


PER SHARE AMOUNTS
Income before cumulative effect of
  change in accounting principle
  - diluted                                   $      2.02        $     1.12       $      .67       $      .83       $      .86
Cumulative effect of change in
  accounting principle - diluted                     (.06)               --               --               --               --
                                              -----------        ----------       ----------       ----------       ----------
Net income per common share - diluted         $      1.96        $     1.12       $      .67       $      .83       $      .86

Dividends                                             .24               .24              .20              .16              .14
Weighted average number of
 common and common equivalent
  shares outstanding                            2,729,291         2,699,949        2,609,360        2,481,630        2,497,993

AT DECEMBER 31
Total assets                                  $   546,503        $  543,108       $  461,976       $  384,069       $  328,197
Earning assets                                    503,562           504,640          424,663          359,838          299,301
Loans                                             440,527           441,850          365,499          281,898          235,764
Deposits                                          336,360           341,032          317,420          280,453          261,665
Long-term debt                                     35,775            21,950            1,950            2,700               --
Shareholders' equity                               43,982            38,751           35,429           32,214           30,144

RATIOS
Return on average assets                              .98%              .60%             .43%             .57%             .69%
Return on average equity                            12.80%             8.21%            5.10%            6.63%            7.48%
Dividend payout ratio                               12.24%            21.43%           29.85%           16.87%           16.28%
Average equity to average
 assets ratio                                        7.64%             7.36%            8.35%            8.52%            9.16%


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

ORGANIZATION

         Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank"). Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp. ("BancMortgage") and Advantage Insurers, Inc. ("Advantage Insurers"). Effective June 30, 1999, the Company consolidated the charters of Habersham Bank and Security State Bank, which had until that date been a wholly-owned subsidiary of the Company. As a result of this consolidation, Security State Bank now functions as a division of Habersham Bank. Advantage Insurers, which began operations on March 31, 1997, offers a full line of property, casualty, and life insurance products.

         The Company also has a direct subsidiary, The Advantage Group, Inc., that has ceased operation. This subsidiary, together with Advantage Insurers, Inc. has not comprised a significant portion of the financial position, results of operations, or cash flows of the Company. As a result, management's discussion and analysis, which follows, relates primarily to Habersham Bank and BancMortgage.

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

         During 1999, BancMortgage formed a wholly-owned subsidiary, BancMortgage Reinsurance LTD., a reinsurance company incorporated in Turks and Caicos. The subsidiary provides insurance to companies offering private mortgage insurance.

CRITICAL ACCOUNTING POLICIES

         In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the consolidated financial statements which are presented elsewhere in this annual report. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical. Please see "Allowance for Loan Losses" for a further discussion of the Company's methodology in determining the allowance. Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment. The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations is very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. As described further below, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

RESULTS OF OPERATIONS

         The Company's net income was $5,342,791, $3,027,308, and $1,753,969, for the years ended December 31, 2001, 2000, and 1999, respectively, with related diluted earnings per common and common equivalent share of $1.96, $1.12, and $.67, respectively, representing an increase of 75% from 2000 to 2001 and an increase of 67.16% from 1999 to 2000.

         The increase in net income for the year ended December 31, 2001 when compared to the year ended December 31, 2000 was primarily due to increases in noninterest income due to the increase in gains on sale of loans offset by related increases in salary and benefits. The increase in net income for the year ended December 31, 2000 compared to the year ended December 31, 1999 was primarily due to increases in noninterest income and a reduction in the net after-tax unrealized loss resulting from the Company marking to market the holdings of 244,960 shares of Flag Financial Corp ("FLAG") common stock. The Company transferred its holdings of FLAG common stock from trading securities to its available for sale portfolio at market value as of September 30, 2000. Net income represents a return on average equity of 12.80%, 8.21%, and 5.10% for 2001, 2000, and 1999, respectively.

NET INTEREST INCOME

         Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets which will cover overhead and other costs and provide a reasonable return to our shareholders.

         Net interest income for 2001 was approximately $18.1 million compared to $16.9 million in 2000 and $15.6 million in 1999. Net interest income for 2001 increased approximately $1,204,000 or 7.12% when compared to 2000, and net interest income for 2000 increased approximately $1,278,000 or 8.18% when compared to 1999.

         Interest income decreased approximately $.5 million or 1.31% when compared to 2000 and interest income for 2000 increased approximately $9.7 million or 30.12% when compared to 1999. The decrease in interest income for 2001 was primarily due to decreases in the Company's loan portfolio of approximately $1.3 million and a declining interest rate environment. The increase in interest income for 2000 was primarily due to increases in the Company's loan portfolio of approximately $76.3 million and an increase in the average loan yields.

         The Company's loan portfolio, exclusive of loans held for sale, decreased approximately $57.1 million from December 31, 2000 to December 31, 2001 due to sales of residential mortgages and construction loans of approximately $110 million offset by new residential mortgage and construction loans of approximately $52.9 million. The Company's loan portfolio, exclusive of loans held for sale, increased approximately $64.8 million from December 31, 1999 to December 31, 2000 due to approximately $83.6 million of new residential mortgage loans, construction loans, and commercial loans offset by sales of approximately $16.8 million in residential mortgages and construction loans and foreclosure of approximately $2 million of residential mortgages. BancMortgage's held for sale loan portfolio increased by approximately $55.7 million from December 31, 2000 to December 31, 2001, resulting from sales of approximately $1.166 million of residential mortgage and construction loans offset by originations of approximately $1.222 million.

         Average interest rates on loans were 8.55%, 9.45%, and 9.20%, in 2001, 2000, and 1999, respectively.

         The weighted average interest rate on investment securities was 5.29%, 5.77%, and 5.36%, for the years ended December 31, 2001, 2000, and 1999, respectively. Average interest rates on federal funds sold were 3.22%, 6.14%, and 5.74%, for the years ended December 31, 2001, 2000, and 1999, respectively.

         The decrease in interest expense for 2001 of $1.8 million over 2000 was primarily due to a declining interest rate environment offset by increases in average balances in other borrowings. Average Federal Home Loan Bank advances increased approximately $11,291,000, average other borrowings increased approximately $2,011,000, offset by a decrease in average federal funds purchased of approximately $5,768,000 when compared to 2000. Average certificates of deposit increased approximately $17,845,000 when compared to 2000.

         The increase in interest expense for 2000 of $8.4 million over 1999 was primarily due to increased average balances on interest-bearing deposits and other borrowings in addition to an increasing interest rate environment. Average Federal Home Loan Bank advances, average securities sold under repurchase agreements, and federal funds purchased for 2000 increased approximately $36,385,000, $2,735,000, and $8,411,000, respectively, when compared to 1999.
Average certificates of deposit increased approximately $46,249,000 when compared to 1999.

         The weighted average interest rate paid on deposits in 2001 decreased to 5.39% compared to 5.65% in 2000 and 4.72% in 1999. The average interest rate paid for borrowings in 2001 decreased to 4.87% compared to 6.73% in 2000 and 5.75% in 1999.

         The net interest margin of the Company was 3.51% in 2001, 3.55% in 2000, and 4.11% in 1999. The Company's net interest margin decreased for the year ended December 31, 2001 primarily due to decreases in the yields on interest-earning assets from 2000 due to the declining interest rate environment.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

         Average assets rose approximately $45.6 million or 9.11% in 2001 over 2000 and $88.8 million or 21.57% in 2000 over 1999. Average loan balances increased approximately $38.2 million or 9.51% in 2001 over 2000 and $92.3 million or 29.82% in 2000 over 1999. Average balances in investment securities increased approximately $970,000 or 1.79% in 2001 over 2000 and $622,000 or .96% in 2000 over 1999. The average balance of federal funds sold in 2001 increased approximately $1.3 million or 414.97% when compared to 2000 and decreased approximately $1.9 million or 89.7% when compared to 1999.

         The average balance of deposits, excluding noninterest-bearing deposits, for 2001 increased by approximately $18.5 million or 6.10% over 2000 and increased by approximately $36.4 million or 13.69% over 1999.

         The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest-earning assets, average rates paid on interest-bearing liabilities, interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities, and net interest margin. This information is presented for the years ended December 31, 2001, 2000, and 1999.

                                            ---------------------------------------------------------------------------------------
                                                               2001                                       2000
                                            -------------------------------------     ---------------------------------------------
                                              Average           Income/     Average     Average          Income/          Average
                                              Balance          (Expense)   Yield/Cost   Balance         (Expense)        Yield/Cost
                                            ------------     ------------  ---------- ------------     -------------     ----------
Interest-earning assets:
   Loans, net(1)                            $440,025,709     $ 37,617,280    8.55%    $401,799,681     $  37,982,792        9.45%
   Investment securities (2)
     Taxable                                  34,133,332        1,902,153    5.57%      30,149,707         1,943,371        6.45%
     Tax exempt                               20,916,246        1,012,499    4.84%      23,930,179         1,174,087        4.91%
   Federal funds sold                          1,708,000           55,009    3.22%         213,744            13,119        6.14%
   Interest-bearing deposits
     in other banks                                   --               --      --               --                --          --
                                            ------------     ------------             ------------     -------------
     Total interest-earning assets           496,783,287       40,586,941              456,093,311        41,113,369
                                            ------------     ------------             ------------     -------------
Noninterest-earning assets                     49,521,596                                44,601,194
                                            ------------                              ------------
     Total assets                           $546,304,883                              $500,694,505
                                            ============                              ============
Interest-bearing liabilities:
   Money market and NOW                     $ 52,263,513         (996,734)   1.91%    $ 51,456,529        (1,528,005)       2.97%
   Savings accounts                            7,431,483         (124,870)   1.68%       7,630,427          (178,541)       2.34%
   Certificates of deposit                   261,260,988      (15,937,259)   6.10%     243,416,390       (15,374,355)       6.32%
                                            ------------     ------------             ------------     -------------
     Total deposits                          320,955,984      (17,058,863)   5.39%     302,503,346       (17,080,901)       5.65%
   Short-term and other borrowings           120,558,564       (6,108,391)   5.07%     116,452,878        (7,839,750)       6.73%
                                            ------------     ------------             ------------     -------------
     Total interest-bearing liabilities      441,514,548      (23,167,254)             418,956,224       (24,920,651)
                                            ------------     ------------             ------------     -------------
Noninterest-bearing liabilities               63,057,268                                44,871,760
                                            ------------                              ------------
     Total liabilities                       504,571,816                               463,827,984
Shareholders' equity                          41,733,067                                36,866,521

     Total liabilities and                  ------------                              ------------
       Shareholders' equity                 $546,304,883                              $500,694,505
                                            ============                              ============
Net interest income                                          $ 17,419,687                              $  16,192,718
                                                             ============                              =============
       Net interest margin                                                   3.51%                                          3.55%
                                                                             ====                                           ====

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

                                            -----------------------------------------
                                                                 1999
                                            -------------------------------------
                                              Average           Income/     Average
                                              Balance          (Expense)   Yield/Cost
                                            ------------     ------------  ----------
Interest-earning assets:
   Loans, net(1)                            $309,502,406     $ 28,487,996    9.20%
   Investment securities (2)
     Taxable                                  32,693,560        1,844,174    5.64%
     Tax exempt                               23,857,174        1,186,506    4.97%
   Federal funds sold                          2,078,334          119,229    5.74%
   Interest-bearing deposits
     in other banks                               41,250            2,953    7.16%
                                            ------------     ------------
     Total interest-earning assets           368,172,724       31,640,858
                                            ------------     ------------
Noninterest-earning assets                    43,679,007
                                            ------------
     Total assets                           $411,851,731
                                            ============
Interest-bearing liabilities:
   Money market and NOW                     $ 60,548,509       (1,565,048)   2.58%
   Savings accounts                            8,355,673         (188,544)   2.26%
   Certificates of deposit                   197,166,960      (10,801,196)   5.48%
                                            ------------     ------------
     Total deposits                          266,071,142      (12,554,788)   4.72%
   Short-term and other borrowings            68,914,796       (3,962,118)   5.75%
                                            ------------     ------------
     Total interest-bearing liabilities      334,985,938      (16,516,906)
                                            ------------     ------------
Noninterest-bearing liabilities               42,474,653
                                            ------------
     Total liabilities                       377,460,591
Shareholders' equity                          34,391,140

     Total liabilities and                  ------------
       Shareholders' equity                 $411,851,731
                                            ============
Net interest income                                          $ 15,123,952
                                                             ============
       Net interest margin                                                   4.11%
                                                                             ====

(1) Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such Interest earnings had been recorded during 2001, 2000, and 1999.

(2) Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

         The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

                                                       2001 vs. 2000                                  2000 vs. 1999
                                                          Increase                                       Increase
                                                         (Decrease)                                     (Decrease)
                                                           Due to                                         Due to
                                          ------------------------------------------     -----------------------------------------
                                            Average        Average                        Average         Average
                                           Volume(1)       Rate(1)            Net        Volume(1)        Rate(1)          Net
                                          ----------     -----------     -----------     ----------     -----------     ----------
Interest Income:
  Loans                                   $3,612,360     $(3,977,872)    $  (365,512)    $8,491,349     $ 1,003,447     $9,494,796
  Investment securities:
    Taxable                                  256,944        (298,162)        (41,218)      (143,473)        242,670         99,197
    Tax exempt                              (147,984)        (13,604)       (161,588)         3,628         (16,047)       (12,419)
  Federal funds Sold                          91,747         (49,857)         41,890       (107,027)            917       (106,110)
  Interest-bearing deposits
    in other banks                                --              --              --         (2,953)             --         (2,953)
                                          ----------     -----------     -----------     ----------     -----------     ----------
     Total interest-earning assets         3,813,067      (4,339,495)       (526,428)     8,241,524       1,230,987      9,472,511
                                          ==========     ===========     ===========     ==========     ===========     ==========

Interest Expense:
  Money market and NOW                        23,967        (555,238)       (531,271)      (234,573)        197,530        (37,043)
  Savings accounts                            (4,655)        (49,016)        (53,671)       (16,391)          6,388        (10,003)
  Certificates of deposit                  1,127,779        (564,875)        562,904      2,534,469       2,038,690      4,573,159
  Short-term and other borrowings            276,313      (2,007,672)     (1,731,359)     2,733,440       1,144,192      3,877,632
                                          ----------     -----------     -----------     ----------     -----------     ----------
    Total interest-bearing liabilities     1,423,404      (3,176,801)     (1,753,397)     5,016,945       3,386,800      8,403,745
                                          ==========     ===========     ===========     ==========     ===========     ==========

  Change in net interest income           $2,389,663     $(1,162,694)    $ 1,226,969     $3,224,579     $(2,155,813)    $1,068,766
                                          ==========     ===========     ===========     ==========     ===========     ==========


(1) The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

NONINTEREST INCOME AND NONINTEREST EXPENSE

         Noninterest income in 2001 increased $12.1 million or 63.54% when compared to 2000 and increased $3.6 million or 23.39% in 2000 when compared to 1999. Noninterest income in 2001 when compared to 2000 increased primarily due to increases in gains on sale of loans, loan fee income, and other income of approximately $10.9 million, $1.2 million and $354,000, respectively. The increase in other income during 2001 over 2000 is primarily due to a gain to record the Company's forward commitments to sell mortgage-backed securities at fair value as required by SFAS No. 133 in the amount of $235,000. Increases in service fee income and conversion fee income of approximately $46,000 and $39,000, respectively, was the result of increased activity at BancMortgage.

         Noninterest income in 2000 when compared to 1999 increased primarily due to increases in gains on sale of loans of approximately $2.9 million and reduced unrealized loss in the Company's marking to market its holding of 244,960 shares of FLAG common stock. During 1999, the Company recorded an unrealized loss of $1.2 million on the FLAG common stock, whereas the loss for

2000 was approximately $306,000. The increase in other income during 2000 over 1999 is primarily due to increased activity of Prestwick Mortgage Group and The Advantage Group, Inc. and increased earnings from the investment of company-owned life insurance. The closing of Appalachian in 1999 also resulted in a $768,000 decrease in other noninterest income in 2000 compared to 1999.

         Other noninterest expense in 2001 increased by approximately $9.3 million or 30.65% as compared to 2000 and the 2000 amount increased by approximately $2.0 million or 7.08% as compared to 1999. The increase for 2001 was primarily due to increases of $8,020,000, $934,000, and $124,000, in personnel and employee benefits, operating expenses, and computer expenses, respectively, offset by a decrease in occupancy expense of approximately $151,000. Salary and employee benefits increased primarily due to the production volume generated by BancMortgage, which compensates staff by commissions that are directly related to production volume, and increased bonuses to executive management of BancMortgage in accordance with the Mortgage Banking Agreement to which they are a party, as well as annual salary adjustments. Advantage Insurers also expanded into other locations during 2001 resulting in increases to salary and employee benefits. General and administrative expenses for 2001 increased $934,000 or 14.92%, when compared to 2000. The increase consisted primarily of increases in outside services expense and other expenses of approximately $353,000 and $409,000, respectively. Outside services expenses consists of FDIC insurance, legal & professional services, insurance, director fees, and Georgia Department of Banking & Finance Fees. Increases related to other real estate expenses, Fidelity Group expenses, and losses related to demand deposit accounts of approximately $511,000, $211,000, and $156,000, respectively, were offset by decreases in telephone and leased equipment expenses of approximately $87,000 and $45,000, respectively.

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

INCOME TAX EXPENSE (BENEFIT)

         The effective tax rate for the Company increased during 2001 to 31.00% as compared to the effective tax rate during 2000 of 29.22%. Income taxes during 1999 were significantly impacted by a tax benefit of $409,477 resulting from a reduction of prior years' overaccrual.

ALLOWANCE FOR LOAN LOSSES

         The allowance for loan losses represents a reserve for probable losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. As such, the accounting policy followed in the determination of the allowance is considered a critical accounting policy.

         The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company identifies the problem loans in its portfolio and segregates the remainder of the loan portfolio into broad segments, such as commercial, commercial real estate, residential mortgage, and consumer. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance is calculated based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for non-problem loans in the portfolio are based on historical loss factors. The general allowance for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated reserves, the Company has established an unallocated reserve of approximately $175,000 at December 31, 2001. The basis for the unallocated reserve is due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions. Management believes its allowance for loan losses is adequate to absorb losses on loans outstanding at December 31, 2001.

         The allowance for loan losses allocation is based on subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The allocation of the allowance for loan losses by loan category at December 31, 2001, 2000, 1999, 1998, and 1997 is as follows:

                                                2001                          2000                           1999
                                     --------------------------     -------------------------      ---------------------------
                                                    Percent of                    Percent of                       Percent of
                                                    Loans to                        Loans to                        Loans to
                                        Amount     Total loans         Amount     Total loans        Amount        Total loans
                                     -----------   ------------     -----------   -----------      -----------     -----------
Commercial, financial
  & agricultural                     $   859,875       5.4%         $   775,783        5.8%        $   921,585          4.5%
Real Estate                            1,914,707      62.6%           2,027,587       75.0%          1,619,563         76.8%
Installment loans
  to individuals                         598,657       5.8%             386,883        5.7%            442,005          5.5%
Loans held for sale                      287,972      26.2%             263,754       13.5%            198,400         13.2%
Unallocated                              174,600        --                   --         --                  --           --
                                     -----------      -----         -----------      -----         -----------        -----
  Total                              $ 3,835,811      100.0%        $ 3,454,007      100.0%        $ 3,181,553        100.0%
                                     ===========      =====         ===========      =====         ===========        =====


                                                1998                          1997
                                     --------------------------     ------------------------
                                                    Percent of                    Percent of
                                                    Loans to                        Loans to
                                        Amount     Total loans        Amount      Total loans
                                     -----------   ------------     -----------   -----------
Commercial, financial
  & agricultural                     $   775,239        4.9%        $   720,380        6.7%
Real Estate                            1,471,843       63.4%          1,426,477       70.5%
Installment loans
  to individuals                         405,988        6.1%            189,222        6.9%
Loans held for sale                       56,500       25.6%                 --       15.9%
Unallocated                                   --         --                  --         --
                                     -----------      -----         -----------      -----
  Total                              $ 2,709,507      100.0%        $ 2,336,079      100.0%
                                     ===========      =====         ===========      =====

         The Company's provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period. The provision for loan losses was $1,605,258 in 2001 as compared to $1,295,445 in 2000 and $985,800 in 1999. The Company's allowance for loan losses was $3,835,811 at December 31, 2001, which was 1.18% of year-end loans and 56.14% of total nonperforming loans, compared to $3,454,007 at December 31, 2000, which was .90% of year-end loans and 78.15% of total nonperforming loans.

         At December 31, 2001, loans over 90 days past due and nonaccrual loans totaled $6,143,534 or 1.89% of gross outstanding loans as compared to $3,709,787 or .97% of gross outstanding loans at December 31, 2000.

         The increase in loans over 90 days past due of $1,182,000 is related to the addition of a commercial note secured by commercial property. Nonaccrual loans increased $1,262,000 primarily due to increases in real estate secured loans of approximately $2,360,000 offset by paydowns of approximately $813,000 and foreclosures of approximately $827,000. In addition, nonaccrual loans increased due to increases in commercial and consumer loans of approximately $587,000 and $64,000, offset by paydowns on commercial and consumer loans of approximately $65,000 and $44,000, respectively.

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

         Net charge-offs amounted to $1,223,454 in 2001 representing .28% of average loans, as compared to $1,022,991 in 2000 representing .25% of average loans, as compared to $513,817 in 1999 representing .16% of average loans.

         The following table summarizes, for each of the years in the five year period ended December 31, 2001, selected information related to the allowance for loan losses.

                                             2001                2000              1999                1998               1997
                                         -------------      -------------      -------------      -------------      -------------
Balance of allowance for loan
 losses at beginning of period           $   3,454,007      $   3,181,553      $   2,709,570      $   2,336,079      $   2,261,406
                                         -------------      -------------      -------------      -------------      -------------

Charge-offs:
 Commercial, financial, and
  agricultural                                (481,978)          (266,960)          (117,133)          (221,048)          (224,976)
 Real estate                                  (456,307)          (425,542)          (350,006)           (77,764)          (142,871)
 Installment loans to individuals             (444,584)          (324,084)          (141,661)          (140,809)          (145,373)
 Other                                         (47,415)           (43,377)           (32,059)           (22,157)           (34,390)
                                         -------------      -------------      -------------      -------------      -------------
Total charge-offs                           (1,430,284)        (1,059,963)          (640,859)          (461,778)          (547,610)
                                         -------------      -------------      -------------      -------------      -------------
Recoveries:
 Commercial, financial, and
  agricultural                                  63,451                 --              4,128             59,284             22,454
 Real estate                                    24,720                965             59,570             16,850            108,247
 Installment loans to individuals              105,671             32,052             57,872             55,071             61,324
 Other                                          12,988              3,955              5,472             11,564              8,258
                                         -------------      -------------      -------------      -------------      -------------
Total recoveries                               206,830             36,972            127,042            142,769            200,283
                                         -------------      -------------      -------------      -------------      -------------
 Net charge-offs                            (1,223,454)        (1,022,991)          (513,817)          (319,009)          (347,327)

 Provision for loan losses                   1,605,258          1,295,445            985,800            692,500            422,000
                                         -------------      -------------      -------------      -------------      -------------
 Balance of allowance for loan
  losses at end of period                $   3,835,811      $   3,454,007      $   3,181,553      $   2,709,570      $   2,336,079
                                         =============      =============      =============      =============      =============
 Average amount of loans                 $ 440,025,709      $ 401,799,681      $ 309,502,406      $ 267,857,590      $ 236,673,265
                                         =============      =============      =============      =============      =============
 Ratio of net charge-offs during
  the period to average loans
  outstanding during the period                    .28%               .25%               .16%               .12%               .15%

 Ratio of allowance to year-end loans             1.18%               .90%              1.00%              1.29%              1.18%

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

LOANS

         Loans, exclusive of loans held for sale, decreased approximately $57.1 million or 14.99% in 2001 as compared to 2000. The decrease in loans, exclusive of loans held for sale, in 2001 resulted primarily from the sale of residential mortgages and construction loans of approximately $110 million offset by new residential mortgage and construction loans of approximately $52.9 million.

         Loans held for sale increased approximately $55.7 million or 93.36% in 2001 when compared to 2000 due to an increase in refinances resulting from the lower interest rate environment at the end of 2001.

         The composition of the Company's loan portfolio changed during 2001 as a result of decreases in real estate secured mortgages and commercial loans of approximately $6.4 million and $1.6 million, respectively, offset by increases in real estate construction and in consumer loans of approximately $6.5 million and $244,000, respectively.

         The amount of loans outstanding at December 31 for each of the last five years is set forth in the following table according to type of loan and is net of unamortized loan origination fees and unamortized discount on SBA loans sold. The Company had no foreign loans at December 31 in any of the last five years.

                                             2001               2000               1999               1998                1997
                                         -------------      -------------      -------------      -------------      -------------
Commercial, financial,
  and agricultural                       $  23,921,875      $  25,566,931      $  16,623,264      $  13,829,965      $  15,824,792
Real estate - construction                 119,663,535        113,201,531        106,915,963         66,359,030         61,965,365
Real estate - mortgage                     271,485,961        277,877,922        221,857,018        184,418,653        141,857,765
Installment loans to
  individuals                               25,531,911         25,287,734         20,168,672         17,337,632         16,115,903
                                         -------------      -------------      -------------      -------------      -------------
    Total                                $ 440,603,282      $ 441,934,118      $ 365,564,917      $ 281,945,280      $ 235,763,825
                                         =============      =============      =============      =============      =============

         The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 2001.

                                                                      DUE AFTER
                                                 DUE IN              ONE THROUGH             DUE AFTER
                                                ONE YEAR              FIVE YEARS             FIVE YEARS               TOTAL
                                             -------------          -------------          -------------          -------------
LOAN MATURITY:
  Commercial, financial,
   and agricultural                          $  16,165,892          $   7,706,003          $      49,980          $  23,921,875
  Real estate - construction                   119,039,379                624,156                     --            119,663,535
  Real estate - mortgage                       113,051,423             57,326,600            101,107,938            271,485,961
  Installment loans to
    Individuals                                  6,864,420             15,865,218              2,802,273             25,531,911
                                             -------------          -------------          -------------          -------------
       TOTAL                                 $ 255,121,114          $  81,521,977          $ 103,960,191          $ 440,603,282
                                             =============          =============          =============          =============

LOAN INTEREST RATE SENSITIVITY:
Loans with:
 Predetermined interest rates                $  68,882,526          $  78,346,818          $ 103,960,191          $ 251,189,535
 Floating or adjustable
  interest rates                               186,238,588              3,175,159                     --            189,413,747
                                             -------------          -------------          -------------          -------------
    TOTAL                                    $ 255,121,114          $  81,521,977          $ 103,960,191          $ 440,603,282
                                             =============          =============          =============          =============

NONPERFORMING ASSETS AND PAST DUE LOANS

         Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans, and other real estate owned. Nonperforming assets increased $5,300,000 or 78.08% in 2001 compared to 2000 and increased $2,793,000 or 69.91% in 2000 compared to 1999. The increase in 2001 was primarily due to increases in other real estate, nonaccrual loans, and accruing loans 90 days past due of approximately $2,736,000, $1,262,000, and $1,172,000, respectively, offset by decreases in restructured loans of approximately
$20,000.

         The following table sets forth the totals of nonperforming assets, selected ratios, and accruing loans past due 90 days or more at December 31 for each of the last five years.

NONPERFORMING ASSETS:                     2001               2000              1999              1998               1997

Accruing loans 90 days past due        $ 3,031,122        $1,858,944        $  338,677        $1,013,009        $1,282,000
Nonaccrual                               3,112,412         1,850,843         1,203,471         2,009,258         1,251,157
Restructured loans                         689,510           709,787           781,803           849,963           913,753
Other real estate owned                  5,104,658         2,368,559         1,671,083         1,539,900         1,908,094
                                       -----------        ----------        ----------        ----------        ----------
Total nonperforming assets             $11,937,702        $6,788,133        $3,995,034        $5,412,130        $5,355,004
                                       ===========        ==========        ==========        ==========        ==========

RATIOS:
Nonperforming loans (excluding
  restructured loans) to total loans          1.98%              .97%              .49%             1.44%             1.28%
Nonperforming assets to total loans
  plus other real estate owned                3.61%             1.77%             1.25%             2.56%             2.68%
Allowance to nonperforming assets            22.42%            50.88%            79.64%            50.06%            43.62%

         The increase in accruing loans over 90 days past due in 2001 compared to 2000 is due to the addition of a single commercial note secured by commercial property totaling approximately $1.4 million. Management believed that a contract to sell a portion of this property would be finalized within 30 days with repayments to bring current. Circumstances changed and this note was subsequently placed on nonaccrual.

         The increase in other real estate owned during 2001 was due to the foreclosure of a commercial property totaling approximately $2.1 million in the fourth quarter of 2001, as well as, the addition of approximately $2.1 million in foreclosures of residential properties offset by reductions of approximately $1 million due to sales of foreclosed properties and write-downs of approximately $500,000.

         The increase in accruing loans over 90 days past due in 2000 compared to 1999 consisted primarily of two construction lines of credit secured by residential properties totaling approximately $1,008,000 and $425,000 which were paid off subsequent to December 31, 2000.

         Accrual of interest is discontinued when either principal or interest becomes 90 days past due unless the loan is both well secured and in the process of collection, or in management's opinion, when reasonable doubt exists as to the full collection of interest or principal. Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $527,220, $377,154, and $266,491 in 2001, 2000, and 1999, respectively, compared with interest income recognized of $252,862, $213,793, and $185,054, respectively.

         At December 31, 2001, the Company had no significant loans which management designated as potential problem loans which have not been disclosed above as nonaccrual or past due loans.

         Habersham Bank held a concentration in mortgages for agribusiness purposes in the poultry industry which totaled approximately $9 million at December 31, 2001 and 2000, or approximately 2.8% and 2.4% of total net loans at December 31, 2001 and 2000, respectively. These mortgages for agribusiness purposes are primarily secured by real estate consisting of residences, poultry houses, and equipment. None of the mortgages are considered individually significant.

INVESTMENT SECURITIES

         The Company has classified its investment securities as available for sale, held to maturity, or trading. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 2001 approximately $47.6 million of investment securities were classified as available for sale. Approximately $505,000 of net unrealized gain, net of income taxes, was included in shareholders' equity related to the available for sale investment securities.

         The following table sets forth the carrying amounts of investment securities at December 31, 2001, 2000, and 1999.

                                                      2001                 2000                 1999

Investment securities available for sale:
    U.S. Treasury                                  $ 1,544,065          $ 2,528,975          $        --
    U.S. Government agencies                        31,131,435           23,296,280           23,049,452
    States & political subdivisions                 12,176,829           14,391,722           14,430,944
    Other investments                                2,768,062            2,769,297            1,339,431
                                                   -----------          -----------          -----------
      Total                                        $47,620,391          $42,986,274          $38,819,827
                                                   ===========          ===========          ===========
 Investment securities held to maturity:
    U.S. Government agencies                       $ 2,100,963          $ 3,466,302          $ 3,535,356
    States & political subdivisions                  7,545,175            9,658,100           10,666,346
                                                   -----------          -----------          -----------
      Total                                        $ 9,646,138          $13,124,402          $14,201,702
                                                   ===========          ===========          ===========

Trading securities                                 $        --          $        --          $ 1,714,720
                                                   ===========          ===========          ===========

         The following table sets forth the maturities of debt investment securities at carrying value at December 31, 2001 and the related weighted yields of such securities on a tax equivalent basis (assuming a 34% tax rate).

                                                                                MATURING IN
                                                 ONE YEAR                 1-5                 5-10                 AFTER 10
                                                  OR LESS                YEARS                YEARS                 YEARS

Investment securities available for sale:
Carrying value:
 U.S. Treasury                                   $1,020,940            $  523,125            $       --            $       --
 U.S. Government agencies                                --             2,068,519             3,368,025            25,694,891
 States & political subdivisions                  1,370,864             1,697,090             3,202,646             5,906,229
 Other investments                                       --                    --                    --                    --

Weighted average yields:

 U.S. Treasury                                         5.92%                 5.87%                   --                    --
 U.S. Government agencies                                --%                 4.72%                 5.57%                 4.56%
 States & political subdivisions                       6.30%                 6.75%                 7.17%                 7.57%
 Other investments                                       --                    --                    --                    --

Investment securities held to maturity:

Carrying value:
 U.S. Government agencies                        $       --            $       --            $  264,053            $1,836,910
 States & political subdivisions                    560,000             3,044,228             1,908,824             2,032,123


Weighted average yields:
 U.S. Government agencies                                --                    --                  7.38%                 7.19%
 States & political subdivisions                       6.94%                 7.23%                 7.21%                 7.41%

         No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's shareholders' equity at December 31, 2001.

OTHER STOCK INVESTMENT

         In May 1999, the Company exercised its previously acquired option to purchase a 45.91% interest in CB Financial Corp., Warrenton, Georgia, at a total cost of $2,963,757, including direct costs of acquisition of $115,468. In connection with this purchase, the Company issued 207,713 shares of its common stock valued at $2,847,883 and cash of $406 in exchange for 27,574 shares of common stock of CB Financial Corp. The investment in CB Financial Corp. is accounted for using the equity method. Included in the initial investment in CB Financial Corp. common stock was approximately $1,278,000 in excess cost over the Company's underlying equity in the net assets of this investee. For the years ended December 31, 2001, 2000, and 1999, the Company recorded $120,336, $153,348, and $211,279, respectively, as equity in earnings of CB Financial Corp. Amortization of related excess cost over basis in CB Financial Corp. common stock for the years ended December 31, 2001, 2000, and 1999, totaled $85,212, $85,212, and $49,707, respectively. The assets of CB Financial Corp. as of December 31, 2001 and 2000 totaled approximately $44,901,000 and $40,816,000, respectively, and net income for the years ended December 31, 2001 and 2000 totaled approximately $267,000 and $334,000, respectively.

DERIVATIVE INSTRUMENTS

         The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect loss of $162,000 on January 1, 2001 to reflect the fair value of its forward commitments to sell mortgage-backed securities. The provisions of SFAS No. 133 allow for a one time transfer of investment securities previously classified as held to maturity to available for sale upon adoption. As a result, the Company transferred approximately $999,000 of investment securities previously classified as held to maturity to its available for sale portfolio on January 1, 2001.

         In the normal course of business, the Company extends interest rate lock commitments to borrowers who apply for loan funding and meet certain credit and underwriting criteria. Such commitments are typically for short terms. With the exception of such commitments to originate fixed-rate mortgage loans for resale and forward commitments to sell mortgage-backed securities, the Company does not hold any derivative instruments.

         The Company's objective in entering into forward commitments to sell mortgage-backed securities is to mitigate the interest rate risk associated with mortgage loans held for sale and commitments to originate fixed-rate mortgage loans for resale. If the fair value of the Company's commitments to originate fixed-rate mortgage loans for resale results in an asset, such asset is recorded only to the extent of losses in the forward commitments to sell mortgage-backed securities. Losses are recorded on the Company's commitments to originate fixed rate mortgage loans for resale when fair values are less than the carrying values. The Company records its forward commitments to sell mortgage-backed securities at fair value and does not account for these as hedges. During the year ended December 31, 2001, a gain in the amount of $235,000 relating to the change in fair value of forward commitments to sell mortgage-backed securities has been recorded in other income.

         At December 31, 2001, the fair value of the Company's commitments to sell mortgage-backed securities was not significant and the fair value of the Company's commitments to originate mortgage loans for resale was approximately $150,000.

DEPOSITS

         Average deposits increased approximately $21.4 million and $34.1 million during 2001 and 2000, respectively.

         The following table sets forth the average amount of deposits and average rate paid on such deposits for each category which exceeds 10% of average total deposits for the years ended December 31, 2001, 2000, and 1999.

                                                2001                         2000                         1999
                                              AVG. AMT       AVG.          AVG. AMT       AVG.          AVG. AMT       AVG.
                                            OUTSTANDING      RATE        OUTSTANDING      RATE        OUTSTANDING      RATE

Interest-bearing demand deposits           $ 52,263,513      1.91%      $ 51,456,529      2.97%      $ 60,548,509      2.58%
Noninterest bearing demand deposits          28,669,906       n/a         25,683,053       n/a         27,967,076       n/a
Time certificates of deposit                261,260,988      6.10%       243,416,390      6.32%       197,166,960      5.48%

         At December 31, 2001, time certificates of deposit of $100,000 or more totaled $79,832,236. The maturities of all time certificates of deposit over $100,000 are as follows:

     3 months or less                           $25,567,185
     Over 3 but less than 6 months               18,161,570
     Over 6 but not more than 12 months          25,050,287
     Over 1 year but not more than 5 years       11,053,194
                                                -----------
       TOTAL                                    $79,832,236
                                                ===========

BORROWINGS

         Borrowings decreased approximately $10 million during 2001 compared to 2000 primarily due to net repayments of Federal Home Loan Bank (FHLB) advances and decreases in Federal funds purchased and securities sold under repurchase agreements of approximately $7.7 million and $5.5 million, respectively. In addition, Habersham Bancorp borrowed funds of $4 million to inject into Habersham Bank to increase its capital position.

         At December 31, 2001, the Company has a Daily Rate Credit line and a Warehouse line of credit with the Federal Home Loan Bank. Both of these lines of credit are specific collateral agreements. The Daily Rate Credit line is backed by qualifying first mortgage loans, commercial loans, and pledged securities. The Warehouse line of credit is backed by qualifying first mortgage loans.

         The Company converted one $10 million advance from the Daily Rate Credit line to a long-term fixed-rate loan during 2001. The term is for 10 years (callable each year) with a fixed rate of 4.93%.

         At December 31, 2001, the Company had available repurchase agreement line of credit commitments with Compass Bank totaling $6.7 million, of which none was advanced. The Company also had available repurchase agreement line of credit commitments with National Bank of Commerce totaling $850,000, of which none was advanced.

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

         Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2001, that the Company meets all capital adequacy requirements to which it is subject.

         As of December 31, 2001, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the table. There are no conditions or events since that notification that management believes have changed the Bank's categories.

         The Company's and the Bank's actual capital amounts and ratios as of December 31, 2001 follows (in thousands):

                                                                                                          TO BE WELL
                                                                                                          CAPITALIZED
                                                                                                          UNDER PROMPT
                                                                                                          CORRECTIVE
                                                                              FOR CAPITAL                   ACTION
                                                 ACTUAL                    ADEQUACY PURPOSES               PROVISIONS
                                         AMOUNT          RATIO            AMOUNT        RATIO         AMOUNT           RATIO

As of December 31, 2001
Total Capital
  (to risk-weighted assets):
  Company                               $45,159          11.12%          $32,696          8%              N/A          N/A
  Habersham Bank                         43,594          10.84%           32,164          8%          $40,205           10%

Tier I Capital
  (to risk-weighted assets):
  Company                               $41,323          10.11%          $16,348          4%              N/A          N/A
  Habersham Bank                         39,758           9.89%           16,082          4%          $24,123            6%

Tier I Capital
  (to average assets):
  Company                               $41,323           7.67%          $21,554          4%              N/A          N/A
  Habersham Bank                         39,758           7.48%           21,262          4%          $26,578            5%

         While management believes that the current level of capital is sufficient for the current and foreseeable needs of the Company, capital needs are continually evaluated by management.

         Cash dividends were paid at a rate of $.06 per share in March, June, September, and December 2001 and 2000.

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

INTEREST RATE SENSITIVITY ANALYSIS

                                      DUE IN         DUE AFTER         DUE AFTER       DUE AFTER        DUE AFTER
                                      THREE        THREE THROUGH      SIX THROUGH     ONE THROUGH         FIVE
                                      MONTHS         SIX MONTHS      TWELVE MONTHS     FIVE YEARS         YEARS           TOTAL

INTEREST-EARNING
  ASSETS:

 Investment securities           $     351,537     $  1,175,940     $   1,424,327     $  7,332,962     $ 44,213,701    $ 54,498,467
 Loans                             197,641,241       56,767,624           712,249       81,521,977      103,960,191     440,603,282
                                 -------------     ------------     -------------     ------------     ------------    ------------
 Total interest-earning assets     197,992,778       57,943,564         2,136,576       88,854,939      148,173,892     495,101,749
                                 -------------     ------------     -------------     ------------     ------------    ------------

INTEREST-BEARING
  LIABILITIES:

Deposits:
  Money market and NOW              61,122,544               --                --               --               --      61,122,544
  Savings                            7,380,280               --                --               --               --       7,380,280
  Certificates of
    deposit                         74,666,861       65,575,800        54,958,830       41,519,559               --     236,721,050
  Borrowings                       101,224,256           88,500         2,139,600       11,758,600       21,697,800     136,908,756
                                 -------------     ------------     -------------     ------------     ------------    ------------
Total interest-bearing
  liabilities                      244,393,941       65,664,300        57,098,430       53,278,159       21,697,800     442,132,630
                                 -------------     ------------     -------------     ------------     ------------    ------------

Excess (deficiency) of
  interest-earning assets
  over (to) interest-
  bearing liabilities            $ (46,401,163)    $ (7,720,736)    $ (54,961,854)    $ 35,576,780     $126,476,092    $ 52,969,119
                                 =============     ============     =============     ============     ============    ============

Cumulative gap                   $ (46,401,163)    $(54,121,899)    $(109,083,753)    $(73,506,973)    $ 52,969,119

Ratio of cumulative gap to
 total cumulative earning-
 assets                                 (23.44)%         (21.15)%          (42.27%)         (21.19)%          10.70%
Ratio of interest-earning
 assets to interest-bearing
 liabilities                             81.01%           82.54%            70.29%           82.52%          111.98%

         The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 60% to 140% at the less-than one-year-time frame. At December 31, 2001, the Company was able to meet such objective. The interest rate sensitivity analysis has a negative one year gap of approximately $109 million (excess of interest-bearing liabilities to interest-earning assets repricing within one year). However, the Company's experience has shown that NOW, money market, and savings deposits of approximately $68.5 million are less sensitive to short term rate movements.

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

         The table below presents in tabular form the contractual balances and the estimated fair value of the Company's balance sheet financial instruments and their expected maturity dates as of December 31, 2001. The expected maturity categories take into consideration historical prepayments experience as well as management's expectations based on the interest rate environment as of December 31, 2001.

MARKET RISK INFORMATION (IN THOUSANDS)

                                                        PRINCIPAL/NOTIONAL AMOUNT MATURING IN:                            FAIR
                                  2002          2003         2004         2005         2006    THEREAFTER      TOTAL      VALUE

RATE-SENSITIVE ASSETS:
Fixed interest rate
 loans                          $ 68,883      $19,697      $33,045      $14,480      $11,125    $103,960      $251,190   $263,137
Average interest rate               7.53%        8.84%        8.11%        9.10%        8.31%       7.16%         8.05%

Variable interest rate
 loans                           186,239        1,247          535        1,191          202          --       189,414    189,414
Average interest rate               5.51%        7.38%        7.08%        8.24%        6.38%         --%         5.54%

Fixed interest rate
 securities                        2,952        2,961        2,216          833        1,323      41,079        51,364     51,484
Average interest rate               4.85%        4.84%        4.61%        4.59%        4.95%       5.70%         5.51%
Variable interest rate
 securities                           --           --           --           --           --       3,134         3,134      3,136
Average interest rate                 --%          --%          --%          --%          --%       5.46%         5.46%

RATE-SENSITIVE LIABILITIES:
Savings and interest-
  bearing deposits                68,503           --           --           --           --          --        68,503     68,503
Average interest rate               1.88%          --%          --%          --%          --%         --%         1.88%

Fixed interest rate
  time deposits                  195,156       23,344       11,277        5,788        1,111          --       236,676    242,726
Average interest rate               4.28%        5.90%        6.74%        5.17%        5.10          --%         4.58%

Variable interest rate
  time deposits                       45           --           --           --           --          --            45         45
Average interest rate               2.69%          --%          --%          --%          --%         --%         2.69%

Fixed interest rate
  borrowings                          --           --           --           --       10,000      20,000        30,000     30,000
Average interest rate                 --%          --%          --%          --%        6.72%       5.48%         5.89%

Variable interest rate
  borrowings                     103,452          393          423          454          488       1,698       106,908    106,908
Average interest rate               2.43%        3.95%        3.95%        3.95%        3.95%       3.95%         2.48%

Equity investments of $2,768,062 are subject to changes in market values.

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

         Scheduled amortization and prepayments of loans, maturities and calls of investment securities, and funds from operations provide a daily source of liquidity. In addition, the Company may and does seek outside sources of funds.

         The Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $20,000,000. At December 31, 2001, the Company had purchased federal funds from other financial institutions of approximately $22,764,000. The Company can borrow funds from the FHLB, subject to eligible collateral of loans. At December 31, 2001, our maximum borrowing capacity from the FHLB was $230,833,000. At December 31, 2001, the Company had outstanding borrowings of $100,415,644 with unused borrowing capacity of $130,417,356. In addition, the Company has made arrangements with commercial banks for short-term advances up to $7,550,000 under repurchase agreement lines of credit of which none was advanced at December 31, 2001.

         Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities, and prepayment of loans are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

         Habersham Bank's liquidity policy requires a minimum ratio of 20% of cash and certain short-term investments to net withdrawable deposit accounts. The Bank's liquidity ratios at December 31, 2001 and 2000 were 18.02% and 20.90%, respectively. Prompt action was taken in January to bring the liquidity ratio up to the minimum required resulting in a liquidity ratio of 21.11% at January 31, 2002.

COMMITMENTS AND CONTRACTUAL OBLIGATIONS

         The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case by case basis. At December 31, 2001, the Company had outstanding loan commitments exclusive of mortgage loan commitments of BancMortgage approximating $86,135,000 and standby letters of credit approximating $5,050,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party of the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

         At December 31, 2001, the Company has commitments, primarily at a fixed rate, to originate mortgage loans in the amount of approximately $24,767,000.

         The Company's commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowing from other financial institutions.

         The following table is a summary of the Company's commitments to extend credit, commitments under contractual leases as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds by contractual maturity date.

                                                       2002               2003            2004             2005             2006

Commitments to originate mortgage loans             $ 24,767,000      $        --      $        --      $        --      $       --
   Commitments on lines of credit                     86,135,000               --               --               --              --
   Standby letters of credit                           5,050,000               --               --               --              --
   Commitments under lease agreements                  1,021,998        1,020,038          767,191          551,882         196,841
   Deposits                                          294,840,727       23,344,316       11,276,419        5,788,206       1,110,618
   FHLB advances                                      70,415,644               --               --       10,000,000              --
   Other borrowings                                    2,316,600          393,600          423,000          454,200         487,800
   Short-term borrowings                                 269,446               --               --               --              --
   Federal funds purchased                            22,764,000               --               --               --              --
   Securities sold under repurchase agreements         7,686,666               --               --               --              --
                                                    ------------      -----------      -----------      -----------      ----------
             Total commitments and
                contractual obligations             $515,267,081      $24,757,954      $12,466,610      $16,794,288      $1,795,259
                                                    ============      ===========      ===========      ===========      ==========

         Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

ACCOUNTING PRONOUNCEMENTS

         In September 2000, SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities," was issued. SFAS No. 140 is effective for all transfers and servicing of financial assets and extinguishments of liabilities after March 31, 2001. SFAS No. 140 is effective for recognition and reclassification of collateral and disclosures relating to securitization of transactions and collateral for fiscal years ending after December 15, 2000. The adoption of SFAS No. 140 did not have a material impact to the Company's consolidated financial statements.

         In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No.141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting and recognize intangible assets if certain criteria are met, as well as provide detail disclosures regarding business combinations and allocation of purchase price. Since the Company has not initiated any business combinations during 2001, this pronouncement has not impacted the Company's consolidated financial statements.

         SFAS No. 142 will require that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead tested for impairment at least annually in accordance with the provisions of SFAS No. 142. SFAS No. 142 will also require that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of."

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

         To accomplish this, the Company must identify its reporting units and determine the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company will then have up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. In the second step, the Company must compare the implied fair value of the reporting unit's goodwill, determined by allocating the reporting unit's fair value to all of its assets (recognized and unrecognized) and liabilities in a manner similar to a purchase price allocation in accordance with SFAS No. 141, to its carrying amount, both of which would be measured as of the date of adoption. This second step is required to be completed as soon as possible, but no later than the end of the year of adoption. Any transitional impairment loss will be recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings.

         At December 31, 2001, the Company had net unamortized goodwill of approximately $2,508,000 and net unamortized equity-method goodwill of approximately $1,058,000. The Company recorded total amortization expense of approximately $257,000 and $256,000, related to these goodwill amounts for the years December 31, 2001 and 2000, respectively.

         Because of the extensive effort needed to comply with adopting SFAS No. 142, it is not practicable to reasonably estimate the impact of adopting this statement on the Company's consolidated financial statements at the date of this report, including whether any transitional impairment losses will be required to be recognized as the cumulative effect of a change in accounting principle.

         In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 requires that entities record the fair value of a liability for an asset retirement obligation in the period in which it is incurred. When the liability is initially recorded, the entity is to capitalize the cost by increasing the carrying amount of the related long-lived asset. SFAS No. 143 requires that the liability be accreted to its present value at each subsequent reporting period-end, and the capitalized cost be depreciated over the useful life of the related asset. Upon settlement of the liability, an entity either settles the obligations for its recorded amount or incurs a gain or loss upon settlement. SFAS No. 143 is effective for fiscal years beginning after June 15, 2002, with earlier application encouraged. The adoption of SFAS No. 143 is not expected to have a material impact on the consolidated financial statements of the Company.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption is not expected to have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

         See "Market Risk" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The consolidated balance sheets of the Company and subsidiaries as of December 31, 2001 and 2000, the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows and notes to the consolidated financial statements for each of the years in the three year period ended December 31, 2001, the report issued thereon by the Company's independent auditors and quarterly financial data (unaudited) are attached hereto as Exhibit 13 and are incorporated herein by reference.

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

Item l1. EXECUTIVE COMPENSATION

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

13.0              Financial statements and notes thereto contained in the Habersham Bancorp 2001 Annual Report and quarterly financial data (unaudited).

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

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2001.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    HABERSHAM BANCORP (Registrant)

    /s/ David D. Stovall            Date:  March 27, 2002
    -----------------------              --------------------------------------
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

     Signature                              Title                          Date
     ---------                              -----                          ----

/s/ Thomas A. Arrendale, Jr.        Chairman of the Board               March 27, 2002
----------------------------        and Director

/s/ Thomas A. Arrendale, III        Vice Chairman of the Board          March 27, 2002
----------------------------        and Director

/s/ David D. Stovall                Director, President and             March 27, 2002
----------------------------        Chief Executive Officer*

/s/ Edward D. Ariail                Director, Vice President and        March 27, 2002
----------------------------        Corporate Secretary

/s/ James E. McCollum               Director, Executive Vice            March 27, 2002
----------------------------        President and Chief
                                    Operating Officer

/s/  Michael C. Martin              Director                            March 27, 2002
----------------------------


/s/ James A. Stapleton, Jr.         Director                            March 27, 2002
----------------------------


/s/ Calvin R. Wilbanks              Director                            March 27, 2002
----------------------------

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

13.0              Financial statements and notes thereto contained in the Habersham Bancorp 2001 Annual Report and quarterly financial data (unaudited).

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