Form 10-Q
period 2002-03-31
HABERSHAM BANCORP
filed 2002-05-15
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            __x__ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002


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

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __x___ No_____

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

2,707,996 shares, common stock, $1.00 par value, as of April 30, 2002

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)


ASSETS                                                 MARCH 31, 2002       DECEMBER 31, 2001
Cash and due from banks                                  $  15,747             $  16,550
Investment securities available for sale
 (cost of $47,370 at March 31, 2002 and
  $46,855 at December 31, 2001)                             47,178                47,620
Investment securities held to maturity
 (estimated fair values of $9,380 at
  March 31, 2002 and $9,767 at
  December 31, 2001)                                         9,295                 9,646
Other investments                                            8,042                 9,604

Loans held for sale                                         90,490               115,464

Loans                                                      316,993               325,064
  Less allowance for loan losses                            (3,972)               (3,836)
                                                         ---------             ---------
    Loans, net                                             313,021               321,228
                                                         ---------             ---------
Intangible assets                                            2,499                 2,508
Other assets                                                25,040                23,883
                                                         ---------             ---------
    TOTAL ASSETS                                         $ 511,312             $ 546,503
                                                         =========             =========

LIABILITIES
Noninterest bearing deposits                             $  35,030             $  31,136
Interest bearing deposits                                  310,790               305,224
Short-term borrowings                                          819                   269
Federal funds purchased and securities
  sold under repurchase agreements                          12,601                30,451
Other borrowings                                             3,735                 5,773
Federal Home Loan Bank Advances                             71,209               100,416
Other liabilities                                           32,051                29,252
                                                         ---------             ---------
    TOTAL LIABILITIES                                      466,235               502,521
                                                         ---------             ---------
SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized;
 2,698,746 shares issued at March 31, 2002
 and December 31, 2001                                       2,699                 2,699
Additional paid-in capital                                  12,417                12,417
Retained earnings                                           30,087                28,361
Accumulated other comprehensive (loss) income                 (126)                  505
                                                         ---------             ---------
    TOTAL SHAREHOLDERS' EQUITY                              45,077                43,982
                                                         ---------             ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                             $ 511,312             $ 546,503
                                                         =========             =========



See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended March 31, 2002 and 2001 (dollars in thousands, except per share amounts)

                                                                  2002            2001
INTEREST INCOME
Loans                                                         $    7,533      $   10,057
Investment securities                                                732             755
Federal funds sold                                                     7               4
Other                                                                156             183
                                                              ----------      ----------
  TOTAL INTEREST INCOME                                            8,428          10,999

INTEREST EXPENSE
Time deposits, $100,000 and over                                     933           1,492
Other deposits                                                     1,877           3,441
Short-term and other borrowings, primarily
  FHLB advances                                                      988           1,754
                                                              ----------      ----------
  TOTAL INTEREST EXPENSE                                           3,798           6,687

NET INTEREST INCOME                                                4,630           4,312
Provision for loan losses                                            423             284
                                                              ----------      ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                         4,207           4,028

NONINTEREST INCOME
  Gain on sale of loans                                            5,834           3,553
  Loan fee income                                                    845             818
  Brokerage fee income                                                67             213
  Service charges on deposits                                        167             169
  Other service charges and commissions                               66              73
  Securities gains, net                                              839              54
  Gain on change in fair value of forward commitments                407             416
  Other income                                                       640             524
                                                              ----------      ----------
    Total other income                                             8,865           5,820

NONINTEREST EXPENSE
  Salary and employee benefits                                     7,595           5,336
  Occupancy                                                          780             835
  Computer services                                                  198             164
  General and administrative expense                               1,755           1,640
                                                              ----------      ----------
    Total other expense                                           10,328           7,975

INCOME BEFORE INCOME TAXES                                         2,744           1,873
Income tax expense                                                   856             605
                                                              ----------      ----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE, NET OF TAX                              1,888           1,268
Cumulative effect of change in accounting
   principle, net of tax                                              --            (162)
                                                              ----------      ----------
NET INCOME                                                         1,888           1,106
                                                              ==========      ==========
Income before cumulative effect of change
  in accounting principle per common share- basic             $      .70      $      .47
Cumulative effect of change in accounting
  principle per common share - basic                          $      .00      $      .06
                                                              ----------      ----------
NET INCOME PER COMMON SHARE - BASIC                           $      .70      $      .41
                                                              ==========      ==========

Income before cumulative effect of change
  in accounting principle per common share - diluted          $      .68      $      .47
Cumulative effect of change in accounting
  principle per common share - diluted                        $      .00      $      .06
                                                              ----------      ----------
NET INCOME PER COMMON SHARE - DILUTED                         $      .68      $      .41
                                                              ==========      ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                             2,698,746       2,698,746
                                                              ==========      ==========
WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                       2,766,195       2,714,314
                                                              ==========      ==========
Dividends per share                                           $      .06      $      .06
                                                              ==========      ==========


See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 2002 and 2001 (dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:                            2002           2001
  Net income                                                $   1,888       $   1,106
  Cumulative effect of change in accounting principle              --             162
  Adjustments to reconcile net income to net cash
      provided by (used in) operating activities:
      Provision for loan losses                                   423             284
      Depreciation                                                309             352
      Gain on sale of investment securities                      (839)            (54)
      Increase in fair value of derivative instruments           (407)           (416)
      Unrealized holding loss on trading securities                --              --
      Gain on sale of premises & equipment                         --              (6)
      Loss on sale of other real estate                            45              --
      Write down of other real estate                              71              --
      Net gain on sale of loans                                (5,834)         (3,553)
      Amortization of intangible assets                             9              63
      Equity in earnings of investee                              (25)            (39)
      Deferred income tax (benefit) expense                        (6)             91
      Proceeds from sale of loans held for sale               290,836         186,456
      Net increase in loans held for sale                    (260,833)       (226,060)

  Changes in assets and liabilities:
      Decrease in interest receivable                             206             298
      Increase in other assets                                   (282)           (646)
      Decrease in interest payable                               (866)           (253)
      Increase in other liabilities                             3,665          10,774
                                                            ---------       ---------
  Net cash provided by (used in)operating activities           28,360         (31,441)
                                                            ---------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
      Proceeds from maturity                                    2,590           2,209
      Proceeds from sale and call                               2,348           4,705
      Purchases                                                (4,613)         (6,771)
  Investment securities held to maturity:
      Proceeds from maturity                                      351             971
  Other investments:
      Proceeds from sale                                        1,807           1,753
      Purchases                                                  (282)         (1,326)
  Loans:
      Proceeds from sale                                        9,216           4,676
      Net (increase) decrease in loans                         (1,950)         10,207
    Purchases of premises and equipment                          (259)           (189)
    Proceeds from sale of premises & equipment                     --               9
    Proceeds from sale of other real estate                       823              --
    Net additions of other real estate                             (9)             --
    Dividends received from other investment                       62              62
                                                            ---------       ---------
    Net cash provided by investing activities                  10,084          16,306
                                                            ---------       ---------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED (Unaudited) For the Three-Month Periods Ended March 31, 2002 and 2001 (dollars in thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:                                 2002             2001
  Net increase in deposits                                           9,460           28,666
  Net increase (decrease) in short-term borrowings                     550             (601)
  Net decrease in federal funds purchased and
    securities sold under repurchase agreements                    (17,850)         (29,112)
  Repayment of notes payable                                        (2,038)              --
 (Repayment of) proceeds from Federal Home Loan
    Bank advances, net                                             (29,207)          15,037
  Cash dividends paid                                                 (162)            (162)
                                                                  --------         --------
    Net cash (used by) provided by financing activities            (39,247)          13,828
                                                                  --------         --------

Decrease in cash and cash equivalents                                 (803)          (1,307)

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                     16,550           13,566
                                                                  --------         --------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                         $ 15,747         $ 12,259
                                                                  ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                        $  4,664         $  6,940
  Income taxes                                                         755              197

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Other real estate acquired through loan foreclosures              $  1,323         $    517
Loans granted to facilitate the sale
  of other real estate                                                  --              195
Unrealized (loss) gain on investment securities
  available for sale, net of tax effect                               (191)             608
Transfer of held to maturity securities to
  available for sale securities upon adoption of
  SFAS No. 133                                                          --              999


See notes to condensed consolidated financial statements.

'
HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements


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

     The condensed consolidated financial statements included herein should be read in conjunction with the Company's 2001 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001.


2.  Accounting Policies

     Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Company has consistently followed those policies in preparing this report.


3. Other Comprehensive Income

     "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Comprehensive income for the three months ended March 31, 2002 and 2001 was $1,257,000 and $1,714,000, respectively.

4. Derivative Instruments

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

     The Company's objective in entering into forward commitments to sell mortgage-backed securities is to mitigate the interest rate risk associated with commitments to originate fixed-rate mortgage loans and mortgage loans held for sale. If the fair value of the Company's commitments to originate fixed-rate mortgage loans for resale results in an asset, such asset is recorded only to the extent of losses in the forward commitments to sell mortgage-backed securities. Losses are recorded on the Company's commitments to originate fixed-rate mortgage loans for resale when fair values are less than carrying values. The Company records its forward commitments to sell mortgage-backed securities at fair value and does not account for these as hedges. During the quarters ended March 31, 2002 and 2001, gains relating to the change in fair value of forward commitments to sell mortgage-backed securities in the amounts of $407,000 and $416,000, respectively were recorded in income and in other assets on the balance sheet.

5. Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting and recognize intangible assets if certain criteria are met, as well as provide detail disclosures regarding business combinations and allocation of purchase price. Since the Company has not initiated any business combinations during 2002 or 2001, this pronouncement has not impacted the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets", which eliminated the amortization of goodwill and intangible assets that have indefinite lives and requires annual tests of impairment of those assets. Upon adoption of SFAS No. 142, the Company is required to reassess the useful lives and residual values of all intangible assets and make any necessary amortization period adjustment by the end of the first interim period after adoption. In addition, to the extent an intangible asset is identified as having an indefinite useful life, the Company is required to test the intangible asset for impairment in accordance with the provisions of SFAS No. 142 within the first interim period. Any impairment loss will be measured as of the date of adoption and recognized as the cumulative effect of a change in accounting principle in the first interim period.

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

     The Company adopted the provisions of SFAS No. 142 on January 1, 2002. The Company will perform the required tests under SFAS No. 142 during the second quarter of 2002. The Company believes that no material impairment of goodwill exists at March 31, 2002 or December 31, 2001.

     At March 31, 2002 and December 31, 2001, the Company had net unamortized goodwill of approximately $2,499,000 and net unamortized equity-method goodwill of approximately $1,058,000. The Company recorded amortization of approximately $42,000, net of tax, related to these goodwill amounts for the quarter ended March 31, 2001. Net income for the period ended March 31, 2001 excluding amortization expense was $1,148,000, resulting in net income per common share basic and diluted of $.43.

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

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of the provisions of SFAS No. 144 did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.


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

At and for the three months ended March 31, 2002


                                                 Mortgage
                                    Banking       Banking     Eliminations     Other      Eliminations   Consolidated
Interest income                   $  7,022      $  1,492      $    (86)      $     --      $     --       $  8,428
Interest expense                     3,351           485           (86)            48            --          3,798
Provision for loan losses              362            61            --             --            --            423
Gain on sale of loans                   50         5,784            --             --            --          5,834
Other noninterest income               369         1,734            --          1,265          (337)         3,031
Depreciation on premises &
  equipment                            125           168            --             16            --            309
Other noninterest expense            2,867         6,852            --            637          (337)        10,019
Income tax expense                     205           458            --            193            --            856
Net income                             644           870            --            374            --          1,888

Total assets                      $439,218      $ 89,641      $(21,124)      $  4,421      $   (844)      $511,312


At and for the three months ended March 31, 2001

                                                 Mortgage
                                  Banking        Banking    Eliminations       Other       Eliminations   Consolidated
Interest income                   $ 10,051      $  1,174      $   (241)      $     15       $     --       $ 10,999
Interest expense                     6,060           828          (241)            40             --          6,687
Provision for loan losses              214            70            --             --             --            284
Gain on sale of loans                   27         3,526            --             --             --          3,553
Other noninterest income               516         1,630            --            496           (375)         2,267
Depreciation on premises &
  equipment                            160           172            --             20             --            352
Other noninterest expense            2,814         4,473            --            611           (375)         7,623
Income tax expense (benefit)           435           210            --            (40)            --            605
Net income (loss)                      920           307            --           (121)            --          1,106

Total assets                      $485,945      $104,813      $(26,756)      $  5,486       $   (291)      $569,197


Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

     Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"), and Advantage Insurers, Inc. ("Advantage Insurers"). The Advantage Group, Inc., a non-bank subsidiary which engages in the business of providing marketing and advertising services, ceased operation September 30, 2001. Advantage Insurers, which began operations on March 31, 1997, offers a full line of property, casualty, and life insurance products.

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

     Since forming BancMortgage Financial Corp. in December of 1995, loan volume has consistently grown to approximately $312 million for the quarter ended March 31, 2002. This increase in volume has required corresponding increases in capital and funding from the Bank that could be difficult to sustain. As a result, management has determined that it is in the Company's best interests to sell BancMortgage to certain members of its management team under the terms of the Mortgage Banking Agreement dated January 2, 1996 by and among the Company, the Bank, BancMortgage, Robert S. Cannon and Anthony L. Watts (the "Agreement"). The Agreement provides that Messrs. Cannon and Watts, who currently serve as BancMortgage's co-chief executive officers, have a right of first refusal to purchase BancMortgage at a price equal to its current book value, which was equal to $7.951 million at March 31, 2002. Messrs. Cannon and Watts have exercised this right, and we anticipate that the sale will occur during the current fiscal year. Although BancMortgage represents a significant portion of our consolidated revenues, we believe that its sale will ultimately be accretive to earnings in view of the anticipated accompanying decrease in capital funding requirements and compensation and other expenses relating to the operation of the subsidiary.

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

     These policies are described in note 1 to the consolidated financial statements which were presented in the Company's 2001 annual report on Form 10-K. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical. Please see "Asset Quality" for a further discussion of the Company's methodology in determining the allowance.

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


Material Changes in Financial Condition

     The Company's total assets decreased $35.2 million, to $511.3 million at March 31, 2002 from $546.5 million at December 31, 2001. The decrease was primarily due to a decrease in loans held for sale of approximately $24.9 million as a result of a decrease in production at BancMortgage due to a slow down in refinancing activity.

     Total loans at Habersham Bank decreased $8.2 million, to $313.0 million at March 31, 2002 from $321.2 million at December 31, 2001. The decrease was due to the Company selling its credit card portfolio totaling approximately $2 million as well as the reduction of commercial loans by approximately $4.4 million.

     Investment securities available for sale and held to maturity remained relatively stable during the quarter. Other investments decreased $1.6 million from $9.6 million at December 31, 2001 to $8.0 million at March 31, 2002 due to the redemption of FHLB stock during the first quarter of 2002.

     Total liabilities decreased $36.3 million, to $466.2 million at March 31, 2002 from $502.5 million at December 31, 2001. With the decrease in loans and loans held for sale and an increase in deposits of $9.4 million, funds were available to reduce total borrowings from $137.0 million at December 31, 2001 to $88.3 million at March 31, 2002. The Company repaid $29.2 million in FHLB advances during the quarter and with the proceeds from the sale of the FLAG Financial Corp. common stock, reduced other borrowings by $2.0 million.


Material Changes in Results of Operations

     Total interest income for the first quarter of 2002 decreased $2,571,000 or 23.37%, when compared to the first quarter of 2001 primarily due to a decrease in interest income on loans of $2,524,000 or 25.10%. The decrease was due to decreases in the loan portfolios of Habersham Bank and BancMortgage Financial Corp. as well as a decreasing interest rate environment during 2002. As a result, loan yields decreased by 1.67% to 7.36% for the first quarter of 2002 compared to 9.03% for the first quarter of 2001. Average yield on investment securities remained relatively stable as the yield only decreased by .31% to 5.15% for the first quarter of 2002 compared to 5.45% for the first quarter of 2001.

     Total interest expense for the first quarter of 2002 decreased $2,889,000 or 43.20%, when compared to the first quarter of 2001 primarily due to a decrease in interest expense on deposits which decreased $2,123,000 or 43.04%, during the first quarter of 2002 when compared to the first quarter of 2001. The decrease was due to changes in the mix of the deposit portfolio as well as a declining interest rate environment during 2002. Total average deposits for the first quarter of 2002 increased approximately $1.4 million or .40% when compared to the first quarter of 2001. Average certificates of deposit increased approximately $9.8 million which was offset by a decrease in average NOW and other deposit accounts of approximately $8.4 million.

     Average rates on total deposits decreased by 2.36% to 3.51% during the first quarter of 2002 compared to 5.87% for the first quarter of 2001. Average rates for NOW and other deposit accounts and certificates of deposit decreased to .91% and 4.22%, respectively, during the first quarter of 2002 compared to 2.55% and 6.50%, respectively, during the first quarter of 2001.

     Interest expense on short-term and other borrowings decreased $766,000 or 43.67% when compared to the first quarter of 2001 primarily due to a decrease in average borrowings of approximately $22 million or 18.25% when compared to the first quarter of 2001. Average rates on borrowings decreased by 1.94% to 4.03% for the first quarter of 2002 compared to 5.97% for the first quarter of 2001.

     Net interest income increased approximately $179,000 or 4.44%, for the first quarter of 2002 as a result of the items discussed above.

     The net interest margin of the Company, net interest income divided by average earning-assets, was 3.85% for the first quarter of 2002 compared to 3.30% for the first quarter of 2001.

     Noninterest income increased $3,045,000 or 52.32% for the first quarter of 2002 over the same period in 2001. This increase is primarily due to increased production at BancMortgage during the first quarter of 2002 compared to the first quarter of

2001 resulting in increases in gain on sale of loans, and loan fee income of $2,308,000. In addition, during the quarter ended March 31, 2002, the Company recognized a gain of $839,000 from the sale of its holdings of FLAG Financial Corp. common stock.

     Noninterest expense increased $2,353,000 or 29.50% for the first quarter of 2002 over the same period in 2001. This increase was due to increased salary and employee benefits of $2,259,000. Salary and employee benefits increased primarily due to the production volume generated by BancMortgage, which compensates staff by commissions that are directly related to production volume, as well as annual salary adjustments. General and administrative expenses increased approximately $115,000 for the first quarter of 2002 over the same period in 2001 primarily due to increases in advertising and public relations expense.

     Income tax expense for the three months ended March 31, 2002 and 2001 was $856,000 and $605,000, respectively. The effective tax rate for the three months ended March 31, 2002 and 2001 was 31.20% and 32.30%, respectively.


Asset Quality

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

     The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule is an element considered for all types of loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions.

     The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company identifies the problem loans in its portfolio and segregates the remainder of the loan portfolio into broad segments, such as commercial, commercial real estate, residential mortgage, and consumer. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance is calculated based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for non-problem loans in the portfolio are based on historical loss factors. The general allowance for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated reserves, the Company has established an unallocated reserve of approximately $276,000 at March 31, 2002 and

$175,000 at December 31, 2001. The basis for the unallocated reserve is due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions. Management believes its allowance for loan losses is adequate to absorb losses on loans outstanding at March 31, 2002.

     A provision for loan losses in the amount of $423,000 was charged to expense for the quarter ended March 31, 2002 compared to $243,000 for the quarter ended March 31, 2001 due to an increase in net charge-offs. Net charge-offs for the first quarter totaled approximately $326,000. At March 31, 2002 and December 31, 2001, the ratio of allowance for loan losses to total loans, including loans held for sale, was .97% and .87%, respectively.

     Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets decreased approximately $635,000 or 5.26% from December 31, 2001 to March 31, 2002. The decrease for the first quarter of 2002 was primarily due to fewer past due loans over 90 days. These loans decreased by nearly $1.1 million. This reduction in 90 day past due loans was offset by an increase in non-accrual loans of close to $221,000 and an increase in other real estate of approximately $341,000. Restructured loans decreased by more than $100,000 during this same time period.

     The Company had impaired loans of $3,333,375 and $3,112,413 at March 31, 2002 and December 31, 2001, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the three-month periods ended March 31, 2002 and 2001 was not material.

     The Company's other real estate totaled $5,595,859 and $5,255,058 at March 31, 2002 and December 31, 2001, respectively. The increase was due primarily to the foreclosure of a commercial real estate loan of approximately $574,000. This increase was offset by the sale of commercial real estate in other real estate at a value of over $283,000. However, in April 2002, the Company sold a commercial real estate property reducing its other real estate owned by $2.1 million.


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

     The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At March 31, 2002, the Company had purchased approximately $5,000,000 of the available federal funds. Presently, the Company has made arrangements with commercial banks for short-term advances up to $9,000,000 under a repurchase agreement line of credit of which none was advanced at March 31, 2002, in addition to a total available line of $260,833,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank of which approximately $71,000,000 was advanced at March 31, 2002.

     Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank's liquidity ratios at March 31, 2002 and 2001 were 18.99% and 20.00%, respectively. Since the liquidity ratio at March 31, 2002 was below the policy's requirement of 20%, management took immediate steps that increased the liquidity ratio to meet the policy requirements.

     At March 31, 2002, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Bank's ratios at March 31, 2002 follow:

                             Habersham              Habersham
                                Bank                 Bancorp
          Tier 1               10.53%                  10.11%
          Total Capital        11.56%                  11.12%
          Leverage              7.83%                   7.67%


Commitments and Contractual Obligations

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making theses commitments as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case by case basis. At March 31, 2002, the Company had outstanding loan commitments exclusive of mortgage loan commitments of BancMortgage approximating $92,252,000 and standby letters of credit approximating $4,649,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party of the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

     At March 31, 2002, the Company has commitments, primarily at a fixed rate, to originate mortgage loans in the amount of approximately $51,914,000.

     The Company's commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowing from other financial institutions.

     The following table is a summary of the Company's commitments to extend credit, commitments under contractual leases, as well as the Company's contractual obligations, consisting of deposits, FHLB advances and borrowed funds by contractual maturity date.


                                                      Due In         Due In          Due In          Due In          Due In
                                                     One Year      Two Years      Three Years      Four Years      Five Years
Commitments to originate mortgage loans           $ 51,914,310
  Commitments on lines of credit                    92,252,957
  Standby letters of credit                          4,649,245
  Commitments under lease agreements                 1,021,508    $   956,826     $   713,364     $   463,122     $  147,631
  Deposits                                         290,787,133     30,534,539      12,449,112      10,903,526      1,145,643
  FHLB advances                                     41,209,126                                     10,000,000
  Other borrowings                                     372,900        400,800         430,500         462,300        496,500
  Short-term borrowings                                819,347
  Federal funds purchased                            5,029,000
  Securities sold under repurchase agreements        7,571,608
                                                  ------------    -----------     -----------     -----------     ----------
   Total commitments and
     contractual obligations                      $495,627,132    $31,892,165     $13,592,975     $21,828,948     $1,789,774


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

    The interest rate sensitivity analysis, calculated as of March 31, 2002, below has a three month positive gap of approximately $10 million
(interest-bearing assets exceeding interest-bearing liabilities repricing within three months).


                                                  DUE IN      DUE AFTER       DUE AFTER       DUE AFTER     DUE AFTER     TOTAL
                                                  THREE     THREE THROUGH    SIX THROUGH     ONE THROUGH      FIVE
                                                  MONTHS     SIX MONTHS     TWELVE MONTHS    FIVE YEARS       YEARS
INTEREST-EARNING ASSETS:

 Investment securities                           $  2,480      $    744       $  2,630        $ 19,706      $ 30,914     $ 56,474
 Loans                                            204,781        22,440         35,524          75,503        69,234      407,482
                                                 --------      --------       --------        --------      --------     --------
  Total interest-earning assets                   207,261        23,184         38,154          95,209       100,148      463,956

INTEREST-BEARING LIABILITIES:
 Deposits
  Money Market and NOW                             58,062            --             --              --            --       58,062
  Savings                                           7,519            --             --              --            --        7,519
  Certificates of deposit                          76,841        49,196         64,140          55,033            --      245,210
 Borrowings                                        54,718            95            190          11,790        21,571       88,364
                                                 --------      --------       --------        --------      --------     --------
  Total interest-bearing
   liabilities                                    197,140        49,291         64,330          66,823        21,571      399,155

Excess(deficiency) of interest-earning
 assets over(to) interest-bearing
 liabilities                                     $ 10,121      $(26,107)      $(26,176)       $ 28,386      $ 78,577     $ 64,801
                                                 ========      ========       ========        ========      ========     ========


Cumulative gap                                   $ 10,121      $(15,986)      $(42,162)       $(13,776)     $ 64,801

Ratio of cumulative gap to total
 cumulative interest-earning assets                  4.88%        (6.94%)       (15.70%)         (3.79%)       13.97%
Ratio of cumulative interest-earning assets
  to cumulative interest-bearing
  liabilities                                      105.13%        93.51%         86.43%          96.35%       116.23%


     Management strives to maintain the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities within a range of 60% to 140%.


Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of March 31, 2002, there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10K.

PART II
OTHER INFORMATION


Item 1. Legal proceedings.

            None


Item 2. Changes in securities.

            None

Item 3. Defaults upon senior securities.

            None

Item 4. Submission of matters to a vote of security holders.

            None

Item 5. Other information.

            None

Item 6. Exhibits list and reports on Form 8-K

         (a) The registrant submits herewith as exhibits to this report on Form 10-Q the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.    Document
3.1            Amended and restated Articles of Incorporation of Habersham
               Bancorp, as amended by amendments executed as of April 16, 1988 and April 17, 1995 (1) and as further amended by amendment executed as of April 15, 2000. (2)

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

                                HABERSHAM BANCORP
                                  (Registrant)


Date May 15 , 2002                   /S/ Annette Banks
                                     -----------------
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)