Form 10-Q
period 2002-06-30
HABERSHAM BANCORP
filed 2002-08-14
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended June 30, 2002

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from                 to

Commission file number 0-13153

HABERSHAM BANCORP

(Exact name of registrant as specified in its charter)

Georgia	58-1563165

(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Highway 441 N. P.O. Box 1980, Cornelia, Georgia	30531

(Address of principal executive offices)	(Zip code)

(706) 778-1000

(Issuer’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒    No ☐

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,785,718 shares, common stock, $1.00 par value, as of July 25, 2002

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	JUNE 30, 2002	DECEMBER 31, 2001
Cash and due from banks	$18,150	$16,550
Investment securities available for sale (cost of $49,004 at June 30, 2002 and $46,855 at December 31, 2001)	49,703	47,620
Investment securities held to maturity (estimated fair values of $8,953 at June 30, 2002 and $9,767 at December 31, 2001)	8,674	9,646
Other investments	8,326	9,604

Loans held for sale	91,538	115,464

Loans	312,822	325,064
Less allowance for loan losses	(3,658)	(3,836)

Loans, net	309,164	321,228

Intangible assets	2,494	2,508
Other assets	19,798	23,883

TOTAL ASSETS	$507,847	$546,503

LIABILITIES
Noninterest bearing deposits	$43,693	$31,136
Interest bearing deposits	289,270	305,224
Short-term borrowings	798	269
Federal funds purchased and securities sold under repurchase agreements	20,190	30,451
Other borrowings	3,646	5,773
Federal Home Loan Bank Advances	71,963	100,416
Other liabilities	31,293	29,252

TOTAL LIABILITIES	460,853	502,521

SHAREHOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,755,468 and 2,698,746 shares issued at June 30, 2002 and December 31, 2001, respectively	2,755	2,699
Additional paid-in capital	13,038	12,417
Retained earnings	30,740	28,361
Accumulated other comprehensive income	461	505

TOTAL SHAREHOLDERS’ EQUITY	46,994	43,982

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$507,847	$546,503

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended June 30, 2002 and 2001
(dollars in thousands, except per share amounts)

	2002	2001
INTEREST INCOME
Loans	$7,271	$10,075
Investment securities	780	729
Federal funds sold	11	10
Other	81	211

TOTAL INTEREST INCOME	8,143	11,025

INTEREST EXPENSE
Time deposits, $100,000 and over	856	1,435
Other deposits	1,607	3,368
Short-term and other borrowings, primarily FHLB advances	904	1,655

TOTAL INTEREST EXPENSE	3,367	6,458

NET INTEREST INCOME	4,776	4,567
Provision for loan losses	254	432

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,522	4,135

NONINTEREST INCOME
Gain on sale of loans	5,323	6,172
Loan fee income	815	1,059
Brokerage fee income	47	96
Service charges on deposits	173	168
Other service charges and commissions	60	67
Securities losses, net	—	(3)
(Loss) gain on change in fair value of forward commitments	(407)	253
Other income	569	414

Total other income	6,580	8,226

NONINTEREST EXPENSE
Salary and employee benefits	7,122	7,034
Occupancy	801	802
Computer services	176	202
General and administrative expense	1,964	1,795

Total other expense	10,063	9,833
INCOME BEFORE INCOME TAXES	1,039	2,528
Income tax expense	223	822

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	816	1,706
Cumulative effect of change in accounting principle, net of tax	—	—

NET INCOME	$816	$1,706

Income before cumulative effect of change in accounting principle per common share — basic	$.30	$.63
Cumulative effect of change in accounting principle per common share — basic	—	—

NET INCOME PER COMMON SHARE — BASIC	$.30	$.63

Income before cumulative effect of change in accounting principle per common share — diluted	$.29	$.63
Cumulative effect of change in accounting principle per common share — diluted	—	—

NET INCOME PER COMMON SHARE — DILUTED	$.29	$.63

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,718,370	2,698,746

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,809,227	2,718,450

Dividends per share	$.06	$.06

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Six-Month Periods Ended June 30, 2002 and 2001
(dollars in thousands, except per share amounts)

	2002	2001
INTEREST INCOME
Loans	$14,804	$20,133
Investment securities	1,513	1,484
Federal funds sold	17	14
Other	236	393

TOTAL INTEREST INCOME	16,570	22,024

INTEREST EXPENSE
Time deposits, $100,000 and over	1,789	2,928
Other deposits	3,483	6,808
Short-term and other borrowings, primarily FHLB advances	1,892	3,409

TOTAL INTEREST EXPENSE	7,164	13,145

NET INTEREST INCOME	9,406	8,879
Provision for loan losses	678	716

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	8,728	8,163
NONINTEREST INCOME
Gain on sale of loans	11,157	9,725
Loan fee income	1,661	1,842
Brokerage fee income	114	308
Service charges on deposits	340	337
Other service charges and commissions	125	140
Securities gains, net	839	51
Gain on change in fair value of forward commitments	—	669
Other income	1,210	866

Total other income	15,446	13,938

NONINTEREST EXPENSE
Salary and employee benefits	14,717	12,370
Occupancy	1,581	1,636
Computer services	374	366
General and administrative expense	3,719	3,400

Total other expense	20,391	17,772

INCOME BEFORE INCOME TAXES	3,783	4,329
Income tax expense	1,079	1,354

INCOME BEFORE CUMULATIVE EFFECT OF CHANGE IN ACCOUNTING PRINCIPLE, NET OF TAX	2,704	2,975
Cumulative effect of change in accounting principle, net of tax	—	(162)

NET INCOME	$2,704	$2,813

Income before cumulative effect of change in accounting principle per common share — basic	$1.00	$1.10
Cumulative effect of change in accounting principle per common share — basic	—	(.06)

NET INCOME PER COMMON SHARE — BASIC	$1.00	$1.04

Income before cumulative effect of change in accounting principle per common share — diluted	$.97	$1.10
Cumulative effect of change in accounting principle per common share — diluted	—	(.06)

NET INCOME PER COMMON SHARE — DILUTED	$.97	$1.04

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,708,612	2,698,746

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,787,765	2,716,382

Dividends per share	$.12	$.12

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 2002 and 2001
(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2002	2001
Net income	$2,704	$2,813
Cumulative effect of change in accounting principle	—	162
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	678	716
Depreciation	632	678
Gain on sale of investment securities	(839)	(51)
Increase in fair value of derivative instruments	—	(669)
Loss (gain) on sale of premises & equipment	11	(13)
Loss on sale of other real estate	112	9
Write down of other real estate	74	—
Net gain on sale of loans	(11,157)	(9,725)
Amortization of intangible assets	14	130
Equity in earnings of investee	(53)	(64)
Deferred income tax expense	19	56
Proceeds from sale of loans held for sale	560,205	499,430
Net increase in loans held for sale	(525,943)	(556,935)

Changes in assets and liabilities:
Decrease in interest receivable	367	504
Decrease (increase) in other assets	347	(35)
Decrease in interest payable	(1,168)	(724)
Increase in other liabilities	3,209	17,569

Net cash provided by (used in) operating activities	29,212	(46,149)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	5,359	3,466
Proceeds from sale and call	4,317	4,701
Purchases	(10,986)	(6,761)
Investment securities held to maturity:
Proceeds from maturity	972	1,192
Other investments:
Proceeds from sale	2,517	5,387
Purchases	(1,248)	(4,855)
Loans:
Proceeds from sale	12,244	66,476
Net increase in loans	(1,409)	(19,325)
Purchases of premises and equipment	(692)	(533)
Proceeds from sale of premises & equipment	193	28
Proceeds from sale of other real estate	4,434	181
Net additions of other real estate	(18)	(432)
Dividends received from other investment	62	62

Net cash provided by investing activities	15,745	49,587

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Unaudited) For the Six-Month Periods Ended June 30, 2002 and 2001
(dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:	2002	2001
Net (decrease) increase in deposits	(3,397)	7,642
Net increase (decrease) in short-term borrowings	529	(93)
Net decrease in federal funds purchased and securities sold under repurchase agreements	(10,261)	(11,257)
(Repayment of) proceeds from notes payable	(2,127)	4,000
Repayment of Federal Home Loan Bank advances, net	(28,453)	(1,577)
Issuance of common stock	677	—
Cash dividends paid	(325)	(324)

Net cash used by financing activities	(43,357)	(1,609)

Increase in cash and cash equivalents	1,600	1,829

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	16,550	13,566

CASH AND CASH EQUIVALENTS: END OF PERIOD	$18,150	$15,395

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$8,332	$13,869
Income taxes	1,865	827

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Other real estate acquired through loan foreclosures	$1,372	$1,679
Loans granted to facilitate the sale of other real estate	—	195
Unrealized (loss) gain on investment securities available for sale, net of tax effect	(44)	402
Transfer of held to maturity securities to available for sale securities upon adoption of SFAS No. 133	—	999

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

     The condensed consolidated financial statements included herein should be read in conjunction with the Company’s 2001 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001.

2. Accounting Policies

     Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2001. The Company has consistently followed those policies in preparing this report.

3. Other Comprehensive Income

     “Other comprehensive income” refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities.” Comprehensive income for the six months ended June 30, 2002 and 2001 was $2,660,000 and $3,215,000, respectively, and for the three months ended June 30, 2002 and 2001 was $1,403,000 and $1,501,000, respectively.

4. Derivative Instruments

     The Company adopted SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect loss of $162,000 on January 1, 2001 to reflect the fair value of its forward commitments to sell mortgage-backed securities. The provisions of SFAS No. 133 allow for a one-time transfer of investment securities previously classified as held to maturity to available for sale upon adoption. As a result, the Company transferred approximately $999,000 of investment securities previously classified as held to maturity to its available for sale portfolio on January 1, 2001.

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

     The Company’s objective in entering into forward commitments to sell mortgage-backed securities is to mitigate the interest rate risk associated with commitments to originate fixed-rate mortgage loans and mortgage loans held for sale. If the fair value of the Company’s commitments to originate fixed-rate mortgage loans for resale results in an asset, such asset is recorded only to the extent of losses in the forward commitments to sell mortgage-backed securities. Losses are recorded on the Company’s commitments to originate fixed-rate mortgage loans for resale when fair values are less than carrying values. The Company records its forward commitments to sell mortgage-backed securities at fair value and does not account for these as hedges. During the quarters ended June 30, 2002 and 2001, (losses) and gains relating to the change in fair value of forward commitments to sell mortgage-backed securities in the amounts of $(407,000) and $253,000, respectively, were recorded in income. During the six-month period ended June 30, 2002, there was no change in the fair value of forward commitments relating to commitments to sell mortgage-backed securities, compared to gains of $669,000 relating to the change in fair value of forward commitments for the six-month period ending June 30, 2001.

5. Accounting Pronouncements

     In June 2001, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 141, Business Combinations which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. Because the Company has not initiated any business combinations since the effective date of SFAS No. 141, this pronouncement has not impacted the Company’s consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, Goodwill and Other Intangible Assets, which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002.

     In accordance with the provisions of SFAS No. 142, the Company is required to test its goodwill for impairment. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit’s carrying amount. To the extent a reporting unit’s carrying amount exceeds its fair value, an indication exists that the reporting unit’s goodwill may be impaired and the Company must perform the second step of the transitional impairment test. Any transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in the Company’s statement of earnings. The Company completed the test for goodwill impairment as required under SFAS No. 142 during the second quarter of 2002 and determined that the goodwill recorded as of June 30, 2002 was not impaired.

     At June 30, 2002 and December 31, 2001, the Company had net unamortized goodwill of approximately $2,499,000 and net unamortized equity-method goodwill of approximately $1,058,000. The following is a summary of net income and net income per share for the three and six months ended June 30, 2001 excluding goodwill amortization expense.

	Three months ended	Six months ended
	June 30, 2001	June 30, 2001
Reported net income	$1,706,000	$2,813,000
Add back: goodwill amortization	32,000	65,000
Add back: equity-method goodwill amortization	21,000	43,000

Adjusted net income	$1,759,000	$2,921,000

Basic net income per share:
Reported net income	$.63	$1.04
Add back: goodwill amortization	.01	.02
Add back: equity-method goodwill amortization	.01	.02

Adjusted net income	$.65	$1.08

Diluted net income per share:
Reported net income	$.63	$1.04
Add back: equity-method goodwill amortization	.01	.02
Add back: goodwill amortization	.01	.02

Adjusted net income	$.65	$1.08

     In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company’s consolidated financial statements.

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

At and for the three months ended June 30, 2002

		Mortgage
	Banking	Banking	Eliminations	Other	Eliminations	Consolidated
Interest income	$6,885	$1,311	$(53)	$—	$—	$8,143
Interest expense	2,977	406	(53)	37	—	3,367
Provision for loan losses	263	(9)	—	—	—	254
Gain on sale of loans	19	5,304	—	—	—	5,323
Other noninterest income	587	748	(164)	426	(340)	1,257
Depreciation on premises & equipment	138	168	—	17	—	323
Other noninterest expense	2,854	6,852	(164)	538	(340)	9,740
Income tax expense (benefit)	182	93	—	(52)	—	223
Net income (loss)	638	278	—	(100)	—	816
Total assets	$425,630	$97,150	$(18,385)	$4,707	$(1,255)	$507,847

At and for the three months ended June 30, 2001

		Mortgage
	Banking	Banking	Eliminations	Other	Eliminations	Consolidated
Interest income	$9,338	$1,958	$(285)	$14	$—	$11,025
Interest expense	5,552	1,159	(285)	32	—	6,458
Provision for loan losses	215	217	—	—	—	432
Gain on sale of loans	319	5,853	—	—	—	6,172
Other noninterest income	485	1,600	(152)	424	(303)	2,054
Depreciation on premises & equipment	139	164	—	23	—	326
Other noninterest expense	2,573	6,719	(152)	670	(303)	9,507
Income tax expense (benefit)	382	498	—	(58)	—	822
Net income (loss)	870	965	—	(129)	—	1,706
Total assets	$456,779	$128,337	$(28,595)	$5,428	$(390)	$561,559

At and for the six months ended June 30, 2002

		Mortgage
	Banking	Banking	Eliminations	Other	Eliminations	Consolidated
Interest income	$13,906	$2,803	$(139)	$—	$—	$16,570
Interest expense	6,327	891	(139)	85	—	7,164
Provision for loan losses	625	53	—	—	—	678
Gain on sale of loans	69	11,088	—	—	—	11,157
Other noninterest income	1,112	2,482	(321)	1,692	(676)	4,289
Depreciation on premises & equipment	263	336	—	33	—	632
Other noninterest expense	5,877	13,704	(321)	1,175	(676)	19,759
Income tax expense	387	551	—	141	—	1,079
Net income	1,283	1,148	—	273	—	2,704
Total assets	$425,630	$97,150	$(18,385)	$4,707	$(1,255)	$507,847

At and for the six months ended June 30, 2001

		Mortgage
	Banking	Banking	Eliminations	Other	Eliminations	Consolidated
Interest income	$19,389	$3,132	$(526)	$29	$—	$22,024
Interest expense	11,612	1,987	(526)	72	—	13,145
Provision for loan losses	429	287	—	—	—	716
Gain on sale of loans	346	9,379	—	—	—	9,725
Other noninterest income	1,170	3,122	(321)	920	(678)	4,213
Depreciation on premises & equipment	299	336	—	43	—	678
Other noninterest expense	5,556	11,257	(321)	1,280	(678)	17,094
Income tax expense (benefit)	817	635	—	(98)	—	1,354
Net income (loss)	1,790	1,273	—	(250)	—	2,813
Total assets	$456,779	$128,337	$(28,595)	$5,428	$(390)	$561,559

Item. 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

     Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank (“Habersham Bank”) and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of BancMortgage Financial Corp (“BancMortgage”), and Advantage Insurers, Inc. (“Advantage Insurers”). The Advantage Group, Inc., a non-bank subsidiary which engages in the business of providing marketing and advertising services, ceased operation September 30, 2001. Advantage Insurers, which began operations on March 31, 1997, offers a full line of property, casualty, and life insurance products.

     The Advantage Group, Inc. and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company. Management’s discussion and analysis, which follows, relates primarily to Habersham Bank and BancMortgage.

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

     Since forming BancMortgage Financial Corp. in December of 1995, loan volume has consistently grown to approximately $312 million for the quarter ended June 30, 2002. This increase in volume has required corresponding increases in capital and funding from the Bank that could be difficult to sustain. As a result, management has determined that it is in the Company’s best interests to either renegotiate certain aspects of its agreement with the BancMortgage management team or sell BancMortgage to certain members of its management team under the terms of the Mortgage Banking Agreement dated January 2, 1996 by and among the Company, the Bank, BancMortgage, Robert S. Cannon and Anthony L. Watts (the “Agreement”). The Agreement provides that Messrs. Cannon and Watts, who currently serve as BancMortgage’s co-chief executive officers, have a right of first refusal to purchase BancMortgage at a price equal to its current book value, which was equal to $8.230 million at June 30, 2002. Messrs. Cannon and Watts have exercised this right, and if they are able to obtain financing to consummate this transaction, the sale will occur during the current fiscal year. Although BancMortgage represents a significant portion of our consolidated revenues, we believe that its sale, if consummated, will ultimately be accretive to earnings in view of the anticipated accompanying decrease in capital funding requirements and compensation and other expenses relating to the operation of the subsidiary.

     During 1999, BancMortgage formed a wholly owned subsidiary, BancMortgage Reinsurance LTD., a reinsurance company incorporated in Turks and Caicos. The subsidiary provides insurance to companies offering private mortgage insurance.

Forward Looking Statements

     Certain statements contained in this Quarterly Report on Form 10-Q and the exhibits hereto which are not statements of historical fact constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act (the “Act”). In addition, certain statements in future filings by the Company with the Securities and Exchange Commission, in press releases, and in oral and written statements made by or with the approval of the Company which are not statements of historical fact constitute forward-looking statements within the meaning of the Act. Examples of forward-looking statements include, but are not limited to: (1) projections of revenues, income or loss, earnings or loss per share, the payment or non-payment of dividends, capital structure and other financial items; (2) statements of plans and objectives of the Company or its management or Board of Directors, including those relating to products or services; (3) statements of future economic performance; and (4) statements of assumptions underlying such statements. Words such as “believes,” “anticipates,” “expects,” “intends,” “targeted,” and similar expressions are intended to identify forward-looking statements but are not the exclusive means of identifying such statements.

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Facts that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing and saving habits; (6) acquisitions; (7) the ability to increase market share and control expenses; (8) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (9) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (10) changes in the Company’s organization, compensation and benefit plans; (11) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (12) the success of the Company at managing the risks involved in the foregoing.

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

     These policies are described in note 1 to the consolidated financial statements which were presented in the Company’s 2001 annual report on Form 10-K. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical.

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

     The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company identifies the problem loans in its portfolio and segregates the remainder of the loan portfolio into broad segments, such as commercial, commercial real estate, residential mortgage, and consumer. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance is calculated based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for non-problem loans in the portfolio are based on historical loss factors. The general allowance for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated reserves, the Company had established an unallocated reserve of approximately $175,000 at December 31, 2001. There were no unallocated reserves at June 30, 2002. The unallocated reserve at December 31, 2001 was due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions. Management believes its allowance for loan losses is adequate to absorb losses on loans outstanding at June 30, 2002.

Material Changes in Financial Condition

     The Company’s total assets decreased $38.7 million, to $507.8 million at June 30, 2002 from $546.5 million at December 31, 2001. The decrease was primarily due to a decrease in loans held for sale of approximately $23.9 million as a result of a decrease in production at BancMortgage due to a slow down in refinancing activity. Total loans at Habersham Bank decreased $12.0 million, to $309.2 million at June 30, 2002 from $321.2 million at December 31, 2001. The decrease was primarily due to a reduction in real estate mortgage and construction loans of approximately $4.0 million and $1.7 million, respectively, as well as the reduction in commercial loans by approximately $4.4 million. Also, the Company sold its credit card portfolio totaling approximately $2.0 million during the first quarter of 2002.

     Investment securities available for sale and held to maturity increased approximately $1.1 million to $58.4 million at June 30, 2002 from $57.3 million at December 31, 2001. This increase resulted from purchases in the available for sale portfolio of approximately $11 million offset by maturities of approximately $8.4 million. Also, the Company liquidated its investment in FLAG Financial common stock for approximately $2.2 million resulting in a gain of approximately $838,000.

     Other investments decreased $1.3 million to $8.3 million at June 30, 2002 from $9.6 million at December 31, 2001 due to the redemption of FHLB stock during the first six months of 2002.

     Total liabilities decreased $41.6 million, to $460.9 million at June 30, 2002 from $502.5 million at December 31, 2001. With the decrease in loans and loans held for sale, funds were available to reduce total borrowings from $136.9 million at December 31, 2001 to $96.6 million at June 30, 2002. The Company repaid $28.5 million and $10.2 million in FHLB advances and in federal funds purchased, respectively, during the first six months of 2002 and with the proceeds from the sale of the FLAG Financial Corp. common stock, reduced other borrowings by $2.1 million.

Material Changes in Results of Operations

     Total interest income for the second quarter of 2002 decreased $2,882,000 or 26.14%, when compared to the second quarter of 2001. Total interest income for the first six months of 2002 decreased $5,454,000 or 24.76% when compared to the first six months of 2001. The decrease was primarily due to decreases in interest income from loans offset by increases in investment security income.

     Interest income from loans for the second quarter of 2002 and for the first six months of 2002 decreased $2,804,000 or 27.83% and $5,329,000 or 26.47%, respectively, when compared to the second quarter of 2001 and the first six months of 2001. These decreases were due to reduction in the loan portfolios of Habersham Bank and BancMortgage Financial Corp. as well as a declining interest rate environment during the first six months of 2002. Average loan balances decreased $53,865,000 or 11.86% during the first six months of 2002 compared to the first six months of 2001. Loan yields decreased by 1.46% to 7.40% for the first six months of 2002 compared to 8.86% for the first six months of 2001.

     Interest income from investment securities increased $51,000 or 6.99% for the second quarter of 2002 when compared to the second quarter of 2001. Interest income from investment securities increased $29,000 or 1.95% for the first six months of 2002 when compared to the first six months of 2001. These increases were primarily due to an increase in the available for sale investment security portfolio of Habersham Bank offset by a decrease in the investment security yields. Average investment securities balances increased $2,820,000 or 5.15% during the first six months of 2002 compared to the first six months of 2001. Average yields on investment securities decreased by .17% to 5.25% for the first six months of 2002 when compared to 5.42% for the first six months of 2001.

     Total interest expense for the second quarter of 2002 decreased $3,091,000 or 47.86%, when compared to the second quarter of 2001. Total interest expense for the first six months of 2002 decreased $5,981,000 or 45.50%, when compared to the first six months of 2001. The decrease in interest expense on deposits was primarily due to changes in the mix of the deposit portfolio as well as a declining interest rate environment during 2002. Total average deposits for the first six months of 2002 decreased approximately $20.3 million or 5.63% when compared to the first six months of 2001. Average certificates of deposits decreased approximately $34.8 million which was offset by increases in average NOW and demand deposit accounts of approximately $7.0 million and $7.3 million, respectively. Average interest rates on total deposits decreased by 2.39% to 3.45% during the first six months of 2002 compared to 5.84% for the first six months of 2001.

     Interest expense on short-term and other borrowings decreased $751,000 or 45.38% when compared to the first quarter of 2001. Interest expense on short-term and other borrowings decreased $1.5 million or 44.50% when compared to the first six months of 2001. The decreases were primarily due to decreases in average borrowings of approximately $30 million as well a decrease in the average rate on borrowings of 1.90% to 3.55% for the first six months of 2002 compared to 5.45% for the first six months of 2001.

     Net interest income increased approximately $209,000 or 4.57%, for the second quarter of 2002 as compared to the second quarter of 2001 and increased approximately $527,000 or 5.94% as compared to the first six months of 2001 as a result of the items discussed above.

     The net interest margin of the Company, net interest income divided by average interest-earning assets, was 3.99% for the first six months of 2002 compared to 3.33% for the first six months of 2001. The increase in the net interest margin resulted primarily from decreases in average balances and in the average rates paid on borrowings and deposit accounts.

     Noninterest income decreased $1,646,000 or 20.01% for the second quarter of 2002 over the same period in 2001. Noninterest income increased $1,508,000 or 10.82% for the first six months of 2002 over the same period in 2002. The decrease during the second quarter of 2002 is related to decreased production at BancMortgage during the second quarter of 2002 compared to the second quarter of 2001 resulting in decreases in gain on sale of loans and loan fee income of $879,000 and $244,000, respectively. Also, during the second quarter of 2002, the Company recorded a loss due to the change in fair value of forward commitments of $407,000 compared to a gain of $253,000 recorded for the second quarter of 2001. The increase in the first six months is due to increased production at BancMortgage for the six month period ended June 30, 2002. Also, during the first six months of 2002, no change in fair value of forward commitments was recorded as compared to a gain of $669,000 recorded for the first six months of 2001. In addition, the Company recognized a gain of $839,000 from the sale of its holdings of FLAG Financial Corp. common stock during the first six months of 2002.

     Other income increased $155,000 or 37.44% for the second quarter of 2002 over the same period in 2001 and increased $344,000 or 39.72% for the first six months of 2002 over the same period in 2001. These increases were primarily due to increases in trust department fee income at Habersham Bank and additional income generated by BancMortgage Reinsurance of approximately $174,000 and $110,000, respectively.

     Noninterest expense increased $230,000 or 2.34% for the second quarter of 2002 over the same period in 2001. Noninterest expense increased $2,619,000 or 14.74% for the first six months of 2002 over the same period in 2001. These increases in 2002 were due to increased salary and employee benefits. Salary and employee benefits increased primarily due to the production volume generated by BancMortgage, which compensates staff by commissions that are directly related to production volume, as well as annual salary adjustments. General and administrative expenses increased approximately $319,000 for the first six months of 2002 over the same period in 2001 primarily due to a write down of repossessed assets in the amount of $200,000 in the second quarter of 2002, in addition to increases in advertising and public relations expense.

     Income tax expense for the three months ended June 30, 2002 and 2001 was $223,000 and $822,000, respectively. Income tax expense for the first six months ended June 30, 2002 and 2001 was $1,079,000 and $1,354,000, respectively. The effective tax rates for the six months ended June 30, 2002 and 2001 were 28.52% and 32.49%, respectively.

Asset Quality

     The allowance for loan losses represents a reserve for probable losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. As such, the accounting policy followed in the determination of the allowance is considered a critical accounting policy. Pease see “Critical Accounting Policies” for a further discussion of our methodology in determining the allowance.

     A provision for loan losses in the amount of $254,000 was charged to expense for the quarter ended June 30, 2002 compared to $432,000 for the quarter ended June 30, 2001. A provision for loan losses in the amount of $678,000 was charged to expense for the first six months of 2002 compared to $716,000 for the first six months of 2001. Net charge-offs for the first six months totaled approximately $855,000. At June 30, 2002 and December 31, 2001, the ratio of allowance for loan losses to total loans, including loans held for sale, was .90% and .87%, respectively.

     Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets decreased approximately $3,772,000 or 31.60% from December 31, 2001 to June 30, 2002. The decrease in nonperforming assets for the six months of 2002 was primarily due to a net decrease of other real estate properties of approximately $3.2 million. Nonaccrual loans and restructured loans also decreased by approximately $604,000 and $100,000, respectively, offset by an increase of approximately $182,000 in past due loans over 90 days during the first six months of 2002.

     The Company had impaired loans of $2,508,332 and $3,112,413 at June 30, 2002 and December 31, 2001, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the six-month periods ended June 30, 2002 and 2001 was not material.

     The Company’s other real estate totaled $1,853,837 and $5,104,658 at June 30, 2002 and December 31, 2001, respectively. This decrease was due primarily to the payoffs generated from the sale of other real estate properties and write downs of approximately $4,434,000 and $74,000, respectively, offset by additional foreclosures of real estate secured loans and expenses to complete construction of approximately $1,372,000 and $18,000, respectively.

Liquidity and Capital Resources

     Liquidity management involves the matching of the cash flow requirements of customers, either depositors withdrawing funds or borrowers needing loans, and the ability of the Company to meet those requirements.

     The Company’s liquidity program is designed and intended to provide guidance in funding the credit and investment activities of the Company while at the same time ensuring that the deposit obligations of the Company are met on a timely basis. In order to permit active and timely management of assets and liabilities, these accounts are monitored regularly in regard to volume, mix, and maturity.

     The Company’s liquidity position depends primarily upon the liquidity of its assets relative to its need to respond to short-term demand for funds caused by withdrawals from deposit accounts and loan funding commitments. Primary sources of liquidity are scheduled repayments on the Company’s loans and interest on and maturities of its investment securities. Sales of investment securities available for sale represent another source of liquidity to the Company. The Company may also utilize its cash and due from banks and federal funds sold to meet liquidity requirements as needed.

     The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At June 30, 2002, the Company had purchased approximately $15,000,000 of the available federal funds. Presently, the Company has made arrangements with commercial banks for short-term advances up to $9,000,000 under a repurchase agreement line of credit of which none was advanced at June 30, 2002, in addition to a total available line of $230,833,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank of which approximately $72,000,000 was advanced at June 30, 2002.

     Habersham Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at June 30, 2002 and 2001 were 20.55% and 21.28%, respectively.

     At June 30, 2002, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Bank’s ratios at June 30, 2002 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	10.97%	11.44%
Total Capital	11.94%	12.39%
Leverage	8.39%	8.76%

Commitments and Contractual Obligations

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis. At June 30, 2002, the Company had outstanding loan commitments exclusive of mortgage loan commitments of BancMortgage approximating $93,223,000 and standby letters of credit approximating $4,776,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party of the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

     At June 30, 2002, the Company has commitments, primarily at a fixed rate, to originate mortgage loans in the amount of approximately $54,650,000.

     The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowing from other financial institutions.

     The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases, as well as the Company’s contractual obligations, consisting of deposits, FHLB advances and borrowed funds by contractual maturity date due over the next five years.

	Due In	Due In	Due In	Due In	Due In
	One Year	Two Years	Three Years	Four Years	Five Years
Commitments to originate mortgage loans	$54,650,200
Commitments on lines of credit	93,223,414
Standby letters of credit	4,775,585
Commitments under lease agreements	1,152,724	$987,704	$761,675	$431,139	$110,367
Deposits	276,167,918	32,059,968	8,815,162	15,081,209	838,348
FHLB advances	41,963,426			10,000,000
Other borrowings	379,200	408,000	438,000	470,400	505,200
Short-term borrowings	798,077
Federal funds purchased	15,000,000
Securities sold under repurchase agreements	5,189,743

Total commitments and contractual obligations	$493,300,287	$33,455,672	$10,014,837	$25,982,748	$1,453,915

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

     The Company’s historical performance in various economic climates is considered by management in making long-term asset and liability decisions for the Company.

     The relative interest rate sensitivity of the Company’s assets and liabilities indicates the extent to which the Company’s net interest income may be affected by interest rate movements. The Company’s ability to reprice assets and liabilities in the same dollar amounts and at the same time minimizes interest rate risks. One method of measuring the impact of interest rate changes on net interest income is to measure, in a number of time frames, the interest sensitivity gap, by subtracting interest sensitive liabilities from interest sensitive assets, as reflected in the following table. Such interest sensitivity gap represents the risk, or opportunity, in repricing. If more assets than liabilities are repriced at a given time in a rising rate environment, net interest income improves; in a declining rate environment, net interest income deteriorates. Conversely, if more liabilities than assets are repriced while interest rates are rising, net interest income deteriorates; if interest rates are falling, net interest income improves.

     The interest rate sensitivity analysis, calculated as of June 30, 2002, below has a three month positive gap of approximately $20 million (interest-earning assets exceeding interest-bearing liabilities repricing within three months).

	DUE IN	DUE AFTER	DUE AFTER	DUE AFTER	DUE AFTER
	THREE	THREE THROUGH	SIX THROUGH	ONE THROUGH	FIVE
	MONTHS	SIX MONTHS	TWELVE MONTHS	FIVE YEARS	YEARS	TOTAL
INTEREST-EARNING ASSETS:
Federal funds sold	$117					$117
Investment securities	301	$1,012	$942	$8,129	$47,993	58,377
Loans	193,381	21,018	48,270	77,652	64,039	404,360

Total interest-earning assets	193,799	22,030	49,212	85,781	112,032	462,854

INTEREST-BEARING LIABILITIES:
Deposits
Money Market and NOW	49,800	—	—	—	—	49,800
Savings	8,137	—	—	—	—	8,137
Certificates of deposit	53,274	61,935	59,329	56,795	—	231,333
Borrowings	63,046	95	189	11,822	21,445	96,597

Total interest-bearing liabilities	174,257	62,030	59,518	68,617	21,445	385,867

Excess (deficiency) of interest-earning assets over (to) interest-bearing liabilities	$19,542	$(40,000)	$(10,306)	$17,164	$90,587	$76,987

Cumulative gap	$19,542	$(20,458)	$(30,764)	$(13,600)	$76,987

Ratio of cumulative gap to total cumulative interest-earning assets	10.08%	(9.48)%	(11.61)%	(3.88)%	16.63%
Ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities	111.21%	91.34%	89.60%	96.27%	119.95%

     Management strives to maintain the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities within a range of 60% to 140%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2002, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company’s 2001 Annual Report on Form 10K.

PART II

OTHER INFORMATION

Item 1. Legal proceedings.

     None

Item 2. Changes in securities.

     None

Item 3. Defaults upon senior securities.

     None

Item 4. Submission of matters to a vote of security holders.

(a)	The regular annual meeting of the shareholders of the Company was held on April 20, 2002.

(b)	The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were: Edward D. Ariail, Thomas A. Arrendale, Jr., Thomas A. Arrendale, III, Michael C. Martin, James E. McCollum, James A. Stapleton, Jr., David D. Stovall, and Calvin R. Wilbanks.

At the registrant’s Annual Meeting of Shareholders on April 20, 2002, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director.

Name	Votes For	Votes Withheld
Edward D. Ariail	2,075,430	230
Thomas A. Arrendale, Jr.	2,075,430	230
Thomas A. Arrendale, III	2,075,430	230
Michael C. Martin	2,075,430	230
James E. McCollum	2,075,430	230
James A. Stapleton, Jr.	2,075,430	230
David D. Stovall	2,075,430	230
Calvin R. Wilbanks	2,075,430	230

Item 5. Other information.

     None

Item 6. Exhibits list and reports on Form 8-K

     (a)  The registrant submits herewith as exhibits to this report on Form 10-Q the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.	Document

3.1	Amended and restated Articles of Incorporation of Habersham Bancorp, as amended by amendments executed as of April 16, 1988 and April 17, 1995 (1) and as further amended by amendment executed as of April 15, 2000. (2)

3.2	By-laws of Habersham Bancorp, as amended as of November 20, 1989 (3) and as of March 16, 1991. (4)

11.1	Computation of Earnings Per Share.

99.1	Certification by Chief Executive Officer and Chief Financial Officer.

(1)     Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (Regis. No. 33-57915).

(2)     Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2000 (File No. 0-13153).

(3)     Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-13153).

(4)     Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-13153).

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HABERSHAM BANCORP
(Registrant)

Date August 14, 2002	/S/ Annette Banks

Chief Financial Officer
(for the Registrant and as the
Registrant’s principal financial and
accounting officer)