Form 10-Q
period 2002-09-30
HABERSHAM BANCORP
filed 2002-11-15
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
      For the quarterly period ended September 30, 2002


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


                                 (706) 778-1000
                (Issuer's telephone number, including area code)


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

 2,803,968 shares, common stock, $1.00 par value, as of November 10, 2002

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS                                         SEPTEMBER 30,  DECEMBER 31,
                                                   2002           2001
Cash and due from banks                         $  19,968      $  16,550
Investment securities available for sale
 (cost of $48,106 at September 30, 2002 and
  $46,855 at December 31, 2001)                    49,444         47,620
Investment securities held to maturity
 (estimated fair values of $8,881 at
  September 30, 2002 and $9,767 at
  December 31, 2001)                                8,475          9,646
Other investments                                   6,047          9,604

Loans held for sale                               144,112        115,464

Loans                                             299,214        325,064
  Less allowance for loan losses                   (3,778)        (3,836)
                                                ---------      ---------
    Loans, net                                    295,436        321,228
                                                ---------      ---------

Intangible assets                                   2,489          2,508
Other assets                                       24,903         23,883
                                                ---------      ---------
    TOTAL ASSETS                                $ 550,874      $ 546,503
                                                =========      =========
LIABILITIES

Noninterest bearing deposits                    $  37,621      $  31,136
Interest bearing deposits                         296,345        305,224
Short-term borrowings                                 791            269
Federal funds purchased and securities
  sold under repurchase agreements                 22,175         30,451
Other borrowings                                    3,083          5,773
Federal Home Loan Bank Advances                    93,118        100,416
Other liabilities                                  47,880         29,252
                                                ---------      ---------
    TOTAL LIABILITIES                             501,013        502,521
                                                ---------      ---------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized;
 2,794,968 and 2,698,746 shares
 issued at September 30, 2002
 and December 31, 2001, respectively                2,795          2,699
Additional paid-in capital                         13,461         12,417
Retained earnings                                  32,722         28,361
Accumulated other comprehensive income                883            505
                                                ---------      ---------
    TOTAL SHAREHOLDERS' EQUITY                     49,861         43,982
                                                ---------      ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                    $ 550,874      $ 546,503
                                                =========      =========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended September 30, 2002 and 2001 (dollars in thousands, except per share amounts)

                                                            2002            2001
INTEREST INCOME
Loans                                                   $     7,611     $     9,244
Investment securities                                           757             716
Federal funds sold                                                5              18
Other                                                            93             154
                                                        -----------     -----------
  TOTAL INTEREST INCOME                                       8,466          10,132

INTEREST EXPENSE
Time deposits, $100,000 and over                                835           1,221
Other deposits                                                1,476           2,824
Short-term and other borrowings, primarily
 FHLB advances                                                1,121           1,395
                                                        -----------     -----------
  TOTAL INTEREST EXPENSE                                      3,432           5,440

NET INTEREST INCOME                                           5,034           4,692
Provision for loan losses                                       403             404
                                                        -----------     -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                    4,631           4,288

NONINTEREST INCOME
  Gain on sale of loans                                       7,529           6,696
  Loan fee income                                               932             840
  Brokerage fee income                                           36              99
  Service charges on deposits                                   186             165
  Other service charges and commissions                          65              76
  Securities gains, net                                           4             106
  Gain on sale of equity investee                               277              --
  Gain (loss) on change in fair value of derivative
   instruments                                                  385            (686)
  Other income                                                  409             480
                                                        -----------     -----------
    Total noninterest income                                  9,823           7,776

NONINTEREST EXPENSE
  Salary and employee benefits                                8,496           7,664
  Occupancy                                                     776             777
  Computer services                                             198             168
  General and administrative expense                          1,737           1,883
                                                        -----------     -----------
    Total noninterest expense                                11,207          10,492

INCOME BEFORE INCOME TAXES                                    3,247           1,572
Income tax expense                                            1,097             502
                                                        -----------     -----------
NET INCOME                                              $     2,150     $     1,070
                                                        ===========     ===========

NET INCOME PER COMMON SHARE - BASIC                     $       .77     $       .40
                                                        ===========     ===========


NET INCOME PER COMMON SHARE - DILUTED                   $       .75     $       .39
                                                        ===========     ===========


WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                        2,784,813       2,698,746
                                                        ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                  2,857,534       2,738,387
                                                        ===========     ===========

Dividends per share                                     $       .06     $       .06
                                                        ===========     ===========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Nine-Month Periods Ended September 30, 2002 and 2001 (dollars in thousands, except per share amounts)

                                                                  2002            2001
INTEREST INCOME
Loans                                                         $    22,416     $    29,377
Investment securities                                               2,270           2,200
Federal funds sold                                                     22              32
Other                                                                 329             547
                                                              -----------     -----------
  TOTAL INTEREST INCOME                                            25,037          32,156

INTEREST EXPENSE
Time deposits, $100,000 and over                                    2,625           4,148
Other deposits                                                      4,959           9,633
Short-term and other borrowings, primarily
  FHLB advances                                                     3,013           4,804
                                                              -----------     -----------
  TOTAL INTEREST EXPENSE                                           10,597          18,585

NET INTEREST INCOME                                                14,440          13,571
Provision for loan losses                                           1,080           1,120
                                                              -----------     -----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                         13,360          12,451

NONINTEREST INCOME
  Gain on sale of loans                                            18,685          16,421
  Loan fee income                                                   2,592           2,682
  Brokerage fee income                                                150             408
  Service charges on deposits                                         527             502
  Other service charges and commissions                               191             217
  Securities gains, net                                               843             156
  Gain on sale of equity investee                                     277              --
  Gain (loss) on change in fair value of derivative
   instruments                                                        385             (17)
  Other income                                                      1,619           1,491
                                                              -----------     -----------
    Total noninterest income                                       25,269          21,860

NONINTEREST EXPENSE
  Salary and employee benefits                                     23,213          20,034
  Occupancy                                                         2,357           2,413
  Computer services                                                   572             534
  General and administrative expense                                5,456           5,283
                                                              -----------     -----------
    Total noninterest expense                                      31,598          28,264

INCOME BEFORE INCOME TAXES                                          7,031           6,047
Income tax expense                                                  2,177           2,002
                                                              -----------     -----------
INCOME BEFORE CUMULATIVE EFFECT OF CHANGE
  IN ACCOUNTING PRINCIPLE, NET OF TAX                               4,854           4,045
Cumulative effect of change in accounting
   principle, net of tax                                               --            (162)
                                                              -----------     -----------
NET INCOME                                                    $     4,854     $     3,883
                                                              ===========     ===========

Income before cumulative effect of change
  in accounting principle per common share- basic             $      1.78     $      1.50
Cumulative effect of change in accounting
  principle per common share - basic                                   --            (.06)
                                                              -----------     -----------
NET INCOME PER COMMON SHARE - BASIC                           $      1.78     $      1.44
                                                              ===========     ===========

Income before cumulative effect of change
  in accounting principle per common share - diluted          $      1.73     $      1.49
Cumulative effect of change in accounting
  principle per common share - diluted                                 --            (.06)
                                                              -----------     -----------
NET INCOME PER COMMON SHARE - DILUTED                         $      1.73     $      1.43
                                                              ===========     ===========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                              2,734,464       2,698,746
                                                              ===========     ===========
WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                        2,807,805       2,723,717
                                                              ===========     ===========

Dividends per share                                           $       .18     $       .18
                                                              ===========     ===========

See notes to condensed consolidated financial statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended September 30, 2002 and 2001 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                         2002                    2001
  Net income                                               $   4,854               $   3,883
  Cumulative effect of change in accounting principle             --                     162
  Adjustments to reconcile net income to net cash
      Used in operating activities:
      Provision for loan losses                                1,080                   1,120
      Depreciation                                               918                   1,010
      Gain on sale of investment securities                     (843)                   (156)
      (Increase) decrease in fair value of
        derivative instruments                                  (385)                     17
      Loss (gain) on sale of premises & equipment                 11                     (25)
      Loss on sale of other real estate                           57                      30
      Write down of other real estate                             98                      --
      Net gain on sale of loans                              (18,685)                (16,421)
      Amortization of intangible assets                           19                     193
      Equity in (loss) earnings of investee                       45                     (85)
      Gain on sale of equity investee                           (277)                     --
      Deferred income tax expense                                 28                      47
      Proceeds from sale of loans held for sale              926,544                 812,327
      Originations of loans held for sale                   (936,728)               (831,172)

  Changes in assets and liabilities:
      Decrease in interest receivable                            575                     934
      (Increase) decrease in other assets                     (3,428)                   (113)
      Decrease in interest payable                            (1,168)                 (1,085)
      Increase in other liabilities                           19,796                  26,220
                                                           ---------               ---------
  Net cash used in operating activities                       (7,489)                 (3,114)
                                                           ---------               ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
      Proceeds from maturity                                   8,554                   6,277
      Proceeds from sale and call                             10,934                   7,484
      Purchases                                              (19,896)                (13,145)
  Investment securities held to maturity:
      Proceeds from maturity and call                          1,171                   2,360
  Other investments:
      Proceeds from sale                                       3,234                   9,719
      Purchases                                               (2,815)                 (8,103)
      Proceeds from sale of equity investee                    3,308                      --
  Loans:
      Proceeds from sale                                      29,348                  96,057
      Net increase in loans                                   (7,216)                (30,415)
  Purchases of premises and equipment                         (1,559)                   (741)
  Proceeds from sale of premises & equipment                     193                      43
  Proceeds from sale of other real estate                      5,096                     870
  Net additions of other real estate                             (18)                   (548)
  Dividends received from other investment                        62                      62
                                                           ---------               ---------
  Net cash provided by investing activities                   30,396                  69,920
                                                           ---------               ---------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Nine-Month Periods Ended September 30, 2002 and 2001 (dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:                           2002          2001
  Net decrease in deposits                                      (2,394)       (4,894)
  Net increase (decrease) in short-term borrowings                 522           (82)
  Net decrease in federal funds purchased and
    securities sold under repurchase agreements                 (8,276)      (26,577)
  Repayment of notes payable                                    (2,690)           --
  Repayment of Federal Home Loan
    Bank advances, net                                          (7,298)      (35,329)
  Proceeds from long-term borrowings                                --         4,000
  Repayments of long-term borrowings                                --           (89)
  Issuance of common stock                                       1,140            --
  Cash dividends paid                                             (493)         (486)
                                                              --------      --------
    Net cash used in financing activities                      (19,489)      (63,457)
                                                              --------      --------

Increase in cash and cash equivalents                            3,418         3,349

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                 16,550        13,566
                                                              --------      --------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                     $ 19,968      $ 16,915
                                                              ========      ========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                    $ 11,765      $ 19,670
  Income taxes                                                   2,490           827

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Other real estate acquired through loan foreclosures          $  2,801      $  1,727
Loans granted to facilitate the sale
  of other real estate                                              --           195
Unrealized gain on investment securities
  available for sale, net of tax effect                            378           838
Transfer of held to maturity securities to
  available for sale securities upon adoption of
  SFAS No. 133                                                      --           999

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

2.  Other Comprehensive Income

    "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Comprehensive income for the nine months ended September 30, 2002 and 2001 was $5,232,000 and $4,721,000,
respectively, and for the three months ended September 30, 2002 and 2001 was $2,572,000 and $1,506,000, respectively.

3.  Derivative Instruments

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

    The Company's objective in entering into forward commitments to sell mortgage-backed securities is to mitigate the interest rate risk associated with commitments to originate fixed-rate mortgage loans and mortgage loans held for sale. Prior to the third quarter of 2002, the fair value of the Company's commitments to originate fixed-rate mortgage loans for resale resulted in an asset, such asset was recorded only to the extent of losses in the forward commitments to sell mortgage-backed securities and losses were recorded on the Company's commitments to originate fixed-rate mortgage loans for resale when fair values were less than carrying values. Beginning in the third quarter of 2002, the Company has recorded its interest rate lock commitments at fair value, even if this results in an asset being recorded. The Company records its forward commitments to sell mortgage-backed securities at fair value and does not account for these as hedges. During the quarters ended September 30, 2002 and 2001, gains and losses relating to the change in fair value of derivative instruments in the amounts of $385,000 and $(686,000), respectively, were recorded in income. During the nine-month period ended September 30, 2002, there was a gain of $385,000 in the fair value of derivative instruments, compared to a loss of $(17,000)for the nine-month period ending September 30, 2001.

4. Accounting Pronouncements

    In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting, recognize intangible assets if certain criteria are met, as well as provide additional disclosures regarding business combinations and allocation of purchase price. Because the Company has not initiated any business combinations since the effective date of SFAS No. 141, this pronouncement has not impacted the Company's consolidated financial statements.

    In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The Company adopted the provisions of SFAS No. 142 effective January 1, 2002.

    In accordance with the provisions of SFAS No. 142, the Company is required to test its goodwill for impairment. To accomplish this the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company has up to six months from the date of adoption to determine the fair value of each reporting unit and compare it to the reporting unit's carrying amount. To the extent a reporting unit's carrying amount exceeds its fair value, an indication exists that the reporting unit's goodwill may be impaired and the Company must perform the second step of the transitional impairment test. Any transitional impairment loss is recognized as the cumulative effect of a change in accounting principle in the Company's statement of earnings. The Company completed the test for goodwill impairment as required under SFAS No. 142 during the second quarter of 2002 and determined that the goodwill recorded as of January 1, 2002 was not impaired.

    At September 30, 2002 and December 31, 2001, the Company had net unamortized goodwill of approximately $2,499,000. At December 31, 2001, the Company had net unamortized equity-method goodwill of approximately $1,058,000. The following is a summary of net income and net income per share for the three and nine months ended September 30, 2001 excluding goodwill amortization expense.

                                               THREE MONTHS ENDED NINE MONTHS ENDED
                                               SEPTEMBER 30, 2001 SEPTEMBER 30, 2001
Reported net income                               $   1,070,000     $   3,883,000
Add back: goodwill amortization                          32,000            97,000
Add back: equity-method goodwill amortization            21,000            64,000
                                                  -------------     -------------
Adjusted net income                               $   1,123,000     $   4,044,000
                                                  =============     =============

BASIC NET INCOME PER SHARE:
Reported net income                               $         .40     $        1.44
Add back: goodwill amortization                             .01               .04
Add back: equity-method goodwill amortization               .01               .02
                                                  -------------     -------------
Adjusted net income                               $         .42     $        1.50
                                                  =============     =============

DILUTED NET INCOME PER SHARE:
Reported net income                               $         .39     $        1.43
Add back: equity-method goodwill amortization               .01               .04
Add back: goodwill amortization                             .01               .02
                                                  -------------     -------------
Adjusted net income                               $         .41     $        1.49
                                                  =============     =============

    In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. SFAS No. 143 applies to all entities. SFAS No. 143 applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development, and (or) the normal operation of a long-lived asset, except for certain lease obligations. SFAS No. 143 is effective for financial statements issued for fiscal years beginning after June 15, 2002. Management does not expect the adoption of SFAS No. 143 to have a material effect on its financial condition or results of operations.

    In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The Company adopted the provisions of SFAS No. 144 on January 1, 2002. The adoption of SFAS No. 144 did not have a material impact on the Company's consolidated financial statements.

    In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 44, and 64," "Amendment of FASB Statement No. 13," and "Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in Opinion 30 must be reclassified. FASB No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not expect the adoption of SFAS No. 145 to have a material effect on the Company's financial condition or results of operations.

    In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan under EITF No. 94-3. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS No. 146 will have a material impact on the Company's financial condition or results of operations.

    In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method" and requires that those transactions be accounted for in accordance with FASB Statements No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets." In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147's transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety, if such SFAS No. 72 goodwill resulted from a business combination. Since the Company had no SFAS No. 72 goodwill upon adoption, the adoption of SFAS No. 147 did not have a material impact on the Company's financial condition or results of operations.


5. Segment Information

    The Company has two significant reportable segments: banking and mortgage banking. The Company offers traditional banking services through Habersham Bank. The Company originates and sells loans in the secondary market through its mortgage banking segment, BancMortgage Financial Corp.

    Since forming BancMortgage Financial Corp. in December of 1995, loan volume has consistently grown to approximately $448 million for the quarter ended September 30, 2002. This increase in volume has required corresponding increases in capital and funding from the Bank that could be difficult to sustain. As a result, management has determined that it is in the Company's best interests to either renegotiate certain aspects of its agreement with the BancMortgage management team or sell BancMortgage to certain members of its management team under the terms of the Mortgage Banking Agreement dated January 2, 1996 by and among the Company, the Bank, BancMortgage, Robert S. Cannon and Anthony L. Watts (the "Agreement"). The Agreement provides that Messrs. Cannon and Watts, who currently serve as BancMortgage's co-chief executive officers, have a right of first refusal to purchase BancMortgage at a price equal to its current value, which was equal to $9.46 million at September 30, 2002. Messrs. Cannon and Watts have exercised this right, and if they are able to obtain financing to consummate this transaction, the sale will occur during the current fiscal year. While at September 30, 2002, it was not considered probable that this transaction would occur, on November 7, 2002, Messrs, Cannon and Watts presented the Company with an agreement to purchase BancMortgage and the parties are negotiating that agreement.

    The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on net income of the respective segments. The following represents segment information for the respective periods:

At and for the three months ended September 30, 2002

                                           Mortgage
                                Banking     Banking    Eliminations    Other    Eliminations    Consolidated
Interest income                $  6,725     $ 1,865        $(124)      $   -        $   -       $  8,466
Interest expense                  2,842         682         (124)         32            -          3,432
Provision for loan losses           263         140            -           -            -            403
Gain on sale of loans                94       7,435            -           -            -          7,529
Other noninterest income            619       1,571         (177)        620         (338)         2,294
Depreciation on premises &
  equipment                         138         130            -          18            -            286
Other noninterest expense         2,778       8,094         (177)        564         (338)        10,921
Income tax expense (benefit)        359         740            -          (2)           -          1,097
Net income (loss)                   927       1,227            -          (4)           -          2,150

Total assets                   $431,169    $151,196     $(35,428)     $4,809        $(872)      $550,874


At and for the three months ended September 30, 2001

                                           Mortgage
                                Banking     Banking    Eliminations    Other    Eliminations    Consolidated
Interest income                $  8,282     $ 2,013        $(178)      $  15        $   -       $ 10,132
Interest expense                  4,578         950         (178)         90            -          5,440
Provision for loan losses           214         190            -           -            -            404
Gain on sale of loans               137       6,559            -           -            -          6,696
Other noninterest income            725         378         (157)        471         (337)         1,080
Depreciation on premises &
  equipment                         146         169            -          17            -            332
Other noninterest expense         3,011       7,069         (157)        574         (337)        10,160
Income tax expense (benefit)        376         181            -         (55)           -            502
Net income (loss)                   707         482            -        (119)           -          1,070

Total assets                   $420,938    $ 99,783     $(16,540)     $5,725        $(399)      $509,507


At and for the nine months ended September 30, 2002

                                           Mortgage
                                Banking     Banking    Eliminations    Other    Eliminations    Consolidated
Interest income                $ 20,631     $ 4,669        $(263)      $   -        $   -       $ 25,037
Interest expense                  9,169       1,574         (263)        117            -         10,597
Provision for loan losses           887         193            -           -            -          1,080
Gain on sale of loans               162      18,523            -           -            -         18,685
Other noninterest income          1,931       4,054         (698)      2,311       (1,014)         6,584
Depreciation on premises &
   equipment                        402         466            -          50            -            918
Other noninterest expense         8,856      21,798         (698)      1,738       (1,014)        30,680
Income tax expense                  746       1,291            -         140            -          2,177
Net income                        2,209       2,375            -         270            -          4,854

Total assets                   $431,169    $151,196     $(35,428)     $4,809      $  (872)      $550,874

At and for the nine months ended September 30, 2001

                                           Mortgage
                                Banking     Banking    Eliminations    Other    Eliminations    Consolidated
Interest income                $ 27,671     $ 5,145        $(704)      $  44        $   -       $ 32,156
Interest expense                 16,190       2,937         (704)        162            -         18,585
Provision for loan losses           643         477            -           -            -          1,120
Gain on sale of loans               483      15,938            -           -            -         16,421
Other noninterest income          2,108       3,646         (691)      1,391       (1,015)         5,439
Depreciation on premises &
   equipment                        445         505            -          60            -          1,010
Other noninterest expense         8,780      18,326         (691)      1,854       (1,015)        27,254
Income tax expense (benefit)      1,193         962            -        (153)           -          2,002
Net income (loss)                 2,497       1,755            -        (369)           -          3,883

Total assets                   $420,938    $ 99,783     $(16,540)     $5,725        $(399)      $509,507


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

      Since forming BancMortgage Financial Corp. in December of 1995, loan volume has consistently grown to approximately $448 million for the quarter ended September 30, 2002. This increase in volume has required corresponding increases in capital and funding from the Bank that could be difficult to sustain. As a result, management has determined that it is in the Company's best interests to either renegotiate certain aspects of its agreement with the BancMortgage management team or sell BancMortgage to certain members of its management team under the terms of the Mortgage Banking Agreement dated January 2, 1996 by and among the Company, the Bank,

BancMortgage, Robert S. Cannon and Anthony L. Watts (the "Agreement"). The Agreement provides that Messrs. Cannon and Watts, who currently serve as BancMortgage's co-chief executive officers, have a right of first refusal to purchase BancMortgage at a price equal to its current book value, which was equal to $9.46 million at September 30, 2002. Messrs. Cannon and Watts have exercised this right, and if they are able to obtain financing to consummate this transaction, the sale will occur during the current fiscal year. Although BancMortgage represents a significant portion of our consolidated revenues, we believe that its sale, if consummated, will ultimately be accretive to earnings in view of the anticipated accompanying decrease in capital funding requirements and compensation and other expenses relating to the operation of the subsidiary.

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

      The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company identifies the problem loans in its portfolio and segregates the remainder of the loan portfolio into broad segments, such as commercial, commercial real estate, residential mortgage, and consumer. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance is calculated based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for non-problem loans in the portfolio are based on historical loss factors. The general allowance for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated reserves, the Company had established an unallocated reserve of approximately $175,000 at December 31, 2001. There were approximately $140,000 in unallocated reserves at September 30, 2002. The unallocated reserve at December 31, 2001 and September 30, 2002 was due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions. Management believes its allowance for loan losses is adequate to absorb losses on loans outstanding at September 30, 2002.

Material Changes in Financial Condition

      The Company's total assets increased $4.4 million, to $550.9 million at September 30, 2002 from $546.5 million at December 31, 2001. The increase was primarily due to an increase in loans held for sale of approximately $28.6 million as a result of an increase in production at BancMortgage due to a lower interest rate environment. Total loans at Habersham Bank decreased $25.8 million, to $295.4 million at September 30, 2002 from $321.2 million at December 31, 2001. The decrease was due primarily to a reduction in real estate mortgage and construction loans of approximately $4.9 million and $9.7 million, respectively, as well as the increase in the related participations of these loans by approximately $8.8 million. Also, the Company sold its credit card portfolio totaling approximately $2.0 million during the first quarter of 2002.

      Investment securities available for sale and held to maturity increased approximately $600,000 to $57.9 million at September 30, 2002 from $57.3 million at December 31, 2001. This increase resulted from purchases in the available for sale portfolio of approximately $19.9 million offset by maturities of $8.6 million and sales and calls of approximately $10.9 million. The $10.9 million in sales and calls included the sale of the Company's investment in FLAG Financial common stock for approximately $2.2 million resulting in a gain of approximately $838,000.

      Other investments decreased $3.6 million to $6.0 million at September 30, 2002 from $9.6 million at December 31, 2001. This reduction was due to the redemption of $400,000 in FHLB stock during the first nine months of 2002 and the sale of the Company's $3.1 million investment in CB Financial on September 30, 2002 resulting in a gain of approximately $277,000.

      Total liabilities decreased $1.5 million, to $501.0 million at September 30, 2002 from $502.5 million at December 31, 2001. Total borrowings decreased from $136.9 million at December 31, 2001 to $119.2 million at September 30, 2002. The Company repaid $7.3 million and $6.6 million in FHLB advances and in federal funds purchased, respectively, during the first nine months of 2002. In October, 2002, the Company paid the note payable in the amount of $3,082,800 to National Bank of Commerce in Alabama.

Material Changes in Results of Operations

      Total interest income for the third quarter of 2002 decreased $1,666,000 or 16.44%, when compared to the third quarter of 2001. Total interest income for the first nine months of 2002 decreased $7,119,000 or 22.14% when compared to the first nine months of 2001. The decrease in both the three month and nine month periods is primarily due to the lower interest rate environment during 2002 compared to 2001.

      Interest income from loans for the third quarter of 2002 and for the first nine months of 2002 decreased $1,633,000 or 17.67% and $6,961,000 or 23.70%, respectively, when compared to the third quarter of 2001 and the first nine months of 2001. These decreases were due to a decrease in the loan portfolio of Habersham Bank, as well as a declining interest rate environment during the first nine months of 2002 compared to 2001. Average loan balances decreased $37,164,000 or 8.39% during the first nine months of 2002 compared to the first nine months of 2001. Loan yields decreased by 1.48% to 7.37% for the first nine months of 2002 compared to 8.85% for the first nine months of 2001.

      Interest income from investment securities increased $41,000 or 5.73% for the third quarter of 2002 when compared to the third quarter of 2001. Interest income from investment securities increased $70,000 or 3.18% for the first nine months of 2002 when compared to the first nine months of 2001. These increases were primarily due to an increase in the available for sale investment security portfolio of Habersham Bank offset by a slight decrease in the investment security yields. Average investment securities balances increased $3,364,000 or 6.17% during the first nine months of 2002 compared to the first nine months of 2001. Average yields on investment securities decreased by .15% to 5.23% for the first nine months of 2002 when compared to 5.38% for the first nine months of 2001.

      Total interest expense for the third quarter of 2002 decreased $2,008,000 or 36.91%, when compared to the third quarter of 2001. Total interest expense for the first nine months of 2002 decreased $7,988,000 or 42.98%, when compared to the first nine months of 2001. The decrease in interest expense on deposits was primarily due to changes in the mix of the deposit portfolio as well as a declining interest rate environment during 2002. Total average deposits for the first nine months of 2002 decreased approximately $16.7 million or 4.73% when compared to the first nine months of 2001. Average certificates of deposits decreased approximately $28.1 million which was offset by increases in average NOW and demand deposit accounts of approximately $3.6 million and $7.5 million, respectively. Average interest rates on total deposits decreased by 2.34% to 3.31% during the first nine months of 2002 compared to 5.65% for the first six months of 2001.

      Interest expense on short-term and other borrowings decreased $274,000 or 19.64% when compared to the third quarter of 2001. Interest expense on short-term and other borrowings decreased $1.8 million or 37.28% when compared to the first nine months of 2001. The decreases were primarily due to decreases in average borrowings of approximately $19.4 million as well as a decrease in the average rate on borrowings of 1.35% to 4.04% for the first nine months of 2002 compared to 5.39% for the first nine months of 2001.

      Net interest income increased approximately $342,000 or 7.29%, for the third quarter of 2002 as compared to the third quarter of 2001 and increased approximately $869,000 or 6.40% as compared to the first nine months of 2001 as a result of the items discussed above.

      The net interest margin of the Company, net interest income divided by average interest-earning assets, was 4.05% for the first nine months of 2002 compared to 3.48% for the first nine months of 2001. The increase in the net interest margin resulted primarily from decreases in average balances and in the average rates paid on borrowings and deposit accounts.

      Noninterest income increased $2,047,000 or 26.32% for the third quarter of 2002 over the same period in 2001. Noninterest income increased $3,409,000 or 15.59% for the first nine months of 2002 over the same period in 2002. The increase during the third quarter of 2002 is related to increased production at BancMortgage during the third quarter of 2002 compared to the third quarter of 2001 resulting in increases in gain on sale of loans of $832,000. Also, during the third quarter of 2002, the Company recorded a gain due to the change in fair value of derivative instruments of $385,000 compared to a loss of $686,000 recorded for the third quarter of 2001. In addition the Company recorded a gain on the sale of its investment in CB Financial Corp. of $277,000 during the three months ended September 30, 2002. The increase in the first nine months of 2002 compared to 2001 is due to increased production at BancMortgage for the nine-month period ended September 30, 2002 resulting in increases in gain on sale of loans of $2.3 million. Also, during the first nine months of 2002, a gain due to the change in fair value of derivative instruments was recorded in the amount of $385,000 as compared to a loss of $17,000 recorded for the first nine months of 2001. In addition, the Company recognized a gain of $838,000 from the sale of its holdings of FLAG Financial Corp. common stock during the first nine months of 2002 as well as a gain on the sale of its investment in CB Financial Corp mentioned above.

      Noninterest expense increased $715,000 or 6.8% for the third quarter of 2002 over the same period in 2001. Noninterest expense increased $3,334,000 or 11.80% for the first nine months of 2002 over the same period in 2001. These increases in 2002 were due to increased salary and employee benefits primarily due to increased production volume generated by BancMortgage, which compensates staff by commissions that are directly related to production volume, as well as annual salary adjustments. General and administrative expenses increased approximately $174,000 for the first nine months of 2002 over the same period in 2001 primarily due to a write down of repossessed assets in the amount of $200,000 in the second quarter of 2002, in addition to increases in advertising and public relations expense.

      Income tax expense for the three months ended September 30, 2002 and 2001 was $1,097,000 and $502,000, respectively. Income tax expense for the first nine months ended September 30, 2002 and 2001 was $2,177,000 and $2,002,000,
respectively. The effective tax rates for the nine months ended September 30, 2002 and 2001 were 30.96% and 34.02%, respectively. The decrease for the nine months ended September 30, 2002 is due to increases in tax-exempt income.

Asset Quality

      The allowance for loan losses represents a reserve for probable losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. As such, the accounting policy followed in the determination of the allowance is considered a critical accounting policy. Please see "Critical Accounting Policies" for a further discussion of our methodology in determining the allowance.

      A provision for loan losses in the amount of $403,000 was charged to expense for the quarter ended September 30, 2002 compared to $404,000 for the quarter ended September 30, 2001. A provision for loan losses in the amount of $1,080,000 was charged to expense for the first nine months of 2002 compared to $1,120,000 for the first nine months of 2001. Net charge-offs for the first nine months totaled approximately $1,138,000. At September 30, 2002 and December 31, 2001, the ratio of allowance for loan losses to total loans, including loans held for sale, was .85% and .87%, respectively.

      Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets decreased approximately $2,797,000 or 23.43% from December 31, 2001 to September 30, 2002. The decrease in nonperforming assets for the nine months of 2002 was primarily due to a net decrease of other real estate properties of approximately $2,851,000. Past due loans over 90 days and restructured loans also decreased by approximately $96,000 and $197,000, respectively, offset by an increase of approximately $348,000 in nonaccrual loans during the first nine months of 2002.

      The Company had impaired loans of $3,460,000 and $3,112,000 at September 30, 2002 and December 31, 2001, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the nine-month periods ended September 30, 2002 and 2001 was not material.

      The Company's other real estate totaled $2,253,000 and $5,104,000 at September 30, 2002 and December 31, 2001, respectively. This decrease was due primarily to the sale of other real estate properties and write downs of approximately $5,096,000 and $98,000, respectively, offset by additional foreclosures of real estate secured loans and expenses to complete construction of approximately $2,801,000 and $18,000, respectively.

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

      The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At September 30, 2002, the Company had purchased approximately $16,200,000 of the available federal funds. Presently, the Company has made arrangements with commercial banks for short-term advances up to $4,100,000 under a repurchase agreement line of credit of which no amount was advanced at September 30, 2002, in addition to a total available line of $230,833,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank of which approximately $93,118,000 was advanced at September 30, 2002.

      Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank's liquidity ratios at September 30, 2002 and 2001 were 24.51% and 20.10%, respectively.

      At September 30, 2002, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total risk-based capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company and the Bank's ratios at September 30, 2002 follow:

                             Habersham              Habersham
                                Bank                 Bancorp
          Tier 1              11.20%                 11.71%
          Total Capital       12.15%                 12.65%
          Leverage             8.45%                  8.86%


Commitments and Contractual Obligations

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case-by-case basis. At September 30, 2002, the Company had outstanding loan commitments exclusive of mortgage loan commitments of BancMortgage approximating $88,542,000 and standby letters of credit approximating $2,428,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party of the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

      At September 30, 2002, the Company has commitments, primarily at a fixed rate, to originate mortgage loans in the amount of approximately $95,706,000.

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

                                                    Due In          Due In          Due In          Due In          Due In
                                                   One Year        Two Years      Three Years     Four Years      Five Years
  Commitments to originate mortgage loans        $95,705,880
  Commitments on lines of credit                  88,542,318
  Standby letters of credit                        2,428,185
  Commitments under lease agreements               1,274,550     $ 1,199,057      $  887,864     $  535,888      $ 147,171
  Deposits                                       276,711,056      31,795,269       8,386,940     16,193,990        879,037
  FHLB advances                                   69,981,100                                     10,000,000
  Other borrowings                                   379,200         408,000         438,000        470,400        505,200
  Short-term borrowings                              790,984
  Federal funds purchased                         16,211,000
  Securities sold under repurchase agreements      5,964,261
   Total commitments and
    contractual obligations
                                                ------------     -----------     -----------    -----------     ----------
                                                $557,988,534     $33,402,326     $ 9,712,804    $27,200,278     $1,531,408



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

      The interest rate sensitivity analysis, calculated as of September 30, 2002, below has a three month negative gap of approximately $229,000 (interest-bearing liabilities exceeding interest-earning assets repricing within three months).

                                                DUE IN      DUE AFTER         DUE AFTER        DUE AFTER      DUE AFTER      TOTAL
                                                 THREE     THREE THROUGH     SIX THROUGH      ONE THROUGH       FIVE
                                                MONTHS      SIX MONTHS      TWELVE MONTHS      FIVE YEARS       YEARS
INTEREST-EARNING ASSETS:
 Federal funds sold                           $      0                                                                     $      0
 Investment securities                           2,454        $    920       $  2,315         $ 10,490       $ 41,740        57,919
 Loans                                         191,868          28,752         45,947           71,851        104,908       443,326
                                               -------          ------         ------           ------        -------       --------
  Total interest-earning assets                194,322          29,672         48,262           82,341        146,648       501,245

INTEREST-BEARING LIABILITIES:

 Deposits
  Money Market and NOW                          50,908               -              -                -              -        50,908
  Savings                                        8,338               -              -                -              -         8,338
  Certificates of deposit                       49,127          80,611         50,106           57,255              -       237,099
 Borrowings                                     86,178              95            197           11,856         20,841       119,167
                                               -------         -------         ------           ------         ------       -------
  Total interest-bearing
   liabilities                                 194,551          80,706         50,303           69,111         20,841       415,512

Excess(deficiency) of interest-earning
 assets over(to) interest-bearing
 liabilities                                  $   (229)       $(51,034)      $ (2,041)        $ 13,230       $125,807       $85,733
                                              =========       =========      =========        ========       ========       =======

Cumulative gap                                $   (229)       $(51,263)      $(53,304)        $(40,074)       $85,733

Ratio of cumulative gap to total
 cumulative interest-earning assets              (.12%)        (22.89%)       (19.58%)         (11.30%)        17.10%
Ratio of cumulative interest-earning
  assets to cumulative interest-bearing
  liabilities                                   99.88%          81.38%         83.63%           89.85%        120.63%

      Management strives to maintain the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities within a range of 60% to 140%.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      As of September 30, 2002, there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2001. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2001 included in the Company's 2001 Annual Report on Form 10K.

Item 4. Controls and Procedures

      Within 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company's internal controls or, to the Company's knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

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

                                HABERSHAM BANCORP
                                     (Registrant)

Date November 14, 2002                 /S/ Annette Banks
                                       -----------------
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)

I, David D. Stovall, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Habersham Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                    November 14, 2002



                         /S/ David D. Stovall
                         --------------------
                         Chief Executive Officer

I, Annette Banks, certify that:

1.    I have reviewed this quarterly report on Form 10-Q of Habersham Bancorp;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

      a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

      a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:                    November 14, 2002




                         /S/ Annette Banks
                         -----------------
                         Chief Financial Officer