Form 10-K
period 2002-12-31
HABERSHAM BANCORP
filed 2003-03-31
CIK 754597

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                    FORM 10-K

    x        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
   ---                  SECURITIES EXCHANGE ACT OF 1934

     For the fiscal year ended December 31, 2002.

     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to ___________________


                         Commission file number 0-13153

                                HABERSHAM BANCORP
         --------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

             Georgia                                         58-1563165
-------------------------------                    ----------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                       Identification Number)

282 Historic Highway 441 North, P. O. Box 1980, Cornelia, Georgia       30531
--------------------------------------------------------------------------------
        (Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code:   (706) 778-1000

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. x
           ---

Indicate by check mark whether the registrant is an accelerated filer (as
defined in Exchange Act Rule 12b-2): Yes       No  x
                                         ---      ---

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity; as of the last business day of the registrant's most recently completed second fiscal quarter.

1,555,722 Shares of Common Stock, $1.00 par value--$32,670,162 as of June 30, 2002 (based upon market value of $21.00/share as of that date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 7, 2003:

Common Stock, $1.00 par value--2,819,968 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2002 (the "Annual Report") are incorporated by reference into Part II.

(2) Portions of the Company's Proxy Statement relating to the 2003 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.

                                     PART I

Item 1.  BUSINESS.

                             BUSINESS OF THE COMPANY

     Habersham Bancorp (the "Company"), a Georgia corporation, was organized on March 9, 1984. Effective December 31, 1984, the Company acquired all of the outstanding shares of common stock of Habersham Bank ("Habersham Bank"). As a result of this transaction, the former shareholders of Habersham Bank became shareholders of the Company, and the Bank became the wholly-owned subsidiary of the Company. The Bank has one subsidiary, Advantage Insurers, Inc., a property, casualty and life insurance agency. Effective June 30, 1995, the Company acquired Security Bancorp, Inc. and its subsidiary bank, Security State Bank.


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

                    BUSINESS OF BANCMORTGAGE FINANCIAL CORP.

     Prior to December 2002, the Company conducted mortgage banking operations through BancMorgage Financial Corp. ("BancMortgage"). BancMortgage was organized as a wholly-owned nonblank subsidiary of Habersham Bank in 1996. BancMortgage is a full service mortgage and construction lending company located in the northern Atlanta metropolitan area. BancMorgage also does business in the mid-Atlantic states as The Prestwick Mortgage Group and as BancFinancial Services Corporation. During 1999, BancMortgage formed a wholly owned subsidiary, BancMortgage Reinsurance LTD., a reinsurance company incorporated in Turks and Caicos. This subsidiary provides reinsurance to companies offering private mortgage insurance. During the year ended December 31, 2002, the Company sold BancMortgage to the existing management of BancMortgage.

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


                                    EMPLOYEES

     As of December 31, 2002, the Company had 131 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.


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

     ACQUISITIONS OF BANKS. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve's prior approval before:

     o acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank's voting shares;

     o    acquiring all or substantially all of the assets of any bank; or

     o    merging or consolidating with any other bank holding company.

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

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a financial institution until the target financial institution has been incorporated for three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Bank or to the Company.

     CHANGE IN BANK CONTROL. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring "control" of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

     o the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

     o no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations provide a procedure for challenging any rebuttable presumption of control.

     PERMITTED ACTIVITIES. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

     o    banking or managing or controlling banks; and

     o any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

     o    factoring accounts receivable;

     o making, acquiring, brokering or servicing loans and usual related activities;

     o    leasing personal or real property;

     o operating a non-bank depository institution, such as a savings association;

     o    trust company functions;

     o    financial and investment advisory activities;

     o    conducting discount securities brokerage activities;

     o underwriting and dealing in government obligations and money market instruments;

     o    providing specified management consulting and counseling activities;

     o    performing selected data processing services and support services;

     o acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

     o    performing selected insurance underwriting activities.

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

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in additional activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

     o    lending, trust and other banking activities;

     o insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

     o    providing financial, investment, or advisory services;

     o issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

     o    underwriting, dealing in or making a market in securities;

     o other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

     o foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

     o    merchant banking through securities or insurance affiliates; and

     o    insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least satisfactory. Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days' written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

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

THE BANK

     Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank's operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank's deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

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

     PROMPT CORRECTIVE ACTION. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed.

     Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized. The federal banking agencies have specified by regulation the relevant capital levels for each category.

     An institution that is categorized as undercapitalized, significantly undercapitalized or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company's obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary's assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC INSURANCE ASSESSMENTS. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the "undercapitalized" category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution's primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution's financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution's capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.68 cents per $100 of deposits for the first quarter of 2003.

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

     The Bank's loan operations are also subject to federal laws applicable to credit transactions, such as the:

     o Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

     o Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

     o Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

     o Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

     o Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

     o Soldiers' and Sailors' Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

     o Rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

In addition to the federal and state laws noted above, the Georgia Fair Lending Act ("GFLA") became effective on October 1, 2002. GFLA imposes new restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. While many of the GFLA requirements will apply regardless of the interest rate or charges on the loan, "high cost home loans," as defined by GFLA, are subject to the most requirements.

We have implemented procedures to comply with all GFLA requirements.

The deposit operations of the Bank are subject to:

     o The Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

     o The Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers' rights and liabilities arising from the use of automated teller machines and other electronic banking services.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2002 our ratio of total capital to risk-weighted assets was 15.47% and our ratio of Tier 1 Capital to risk-weighted assets was 14.41%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve's risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2002, our leverage ratio was 9.42%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

PAYMENT OF DIVIDENDS

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company's cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank's payment of dividends to the Company as well as to the Company's payment of dividends to its shareholders.

     The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution's capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See "--Prompt Corrective Action" above.

     The Georgia Department of Banking and Finance also regulates the Bank's dividend payments and must approve dividend payments that would exceed 50% of the Bank's net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At January 1, 2003, the Bank was able to pay approximately $2,811,000 in dividends to the Company without prior regulatory approval.


RESTRICTIONS ON TRANSACTIONS WITH AFFILIATES

     The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

     o    a bank's loans or extensions of credit to affiliates;

     o    a bank's investment in affiliates;

     o assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

     o loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

     o a bank's guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank's capital and surplus and, as to all affiliates combined, to 20% of a bank's capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

PRIVACY

     Financial institutions are required to disclose their policies for collecting and protecting confidential information. Customers generally may prevent financial institutions from sharing nonpublic personal financial information with nonaffiliated third parties except under narrow circumstances, such as the processing of transactions requested by the consumer or when the financial institution is jointly sponsoring a product or service with a nonaffiliated third party. Additionally, financial institutions generally may not disclose consumer account numbers to any nonaffiliated third party for use in telemarketing, direct mail marketing or other marketing to consumers.

ANTI-TERRORISM LEGISLATION

     In the wake of the tragic events of September 11th, on October 26, 2001, the President signed the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001. Under the USA PATRIOT Act, financial institutions are subject to prohibitions against specified financial transactions and account relationships as well as enhanced due diligence and "know your customer" standards in their dealings with foreign financial institutions and foreign customers. For example, the enhanced due diligence policies, procedures, and controls generally require financial institutions to take reasonable steps--

     o to conduct enhanced scrutiny of account relationships to guard against money laundering and report any suspicious transaction;

     o to ascertain the identity of the nominal and beneficial owners of, and the source of funds deposited into, each account as needed to guard against money laundering and report any suspicious transactions;

     o to ascertain for any foreign bank, the shares of which are not publicly traded, the identity of the owners of the foreign bank, and the nature and extent of the ownership interest of each such owner; and

     o to ascertain whether any foreign bank provides correspondent accounts to other foreign banks and, if so, the identity of those foreign banks and related due diligence information.

     Under the USA PATRIOT Act, financial institutions must establish anti-money laundering programs. The USA PATRIOT Act sets forth minimum standards for these programs, including:

     o    the development of internal policies, procedures, and controls;

     o    the designation of a compliance officer;

     o    an ongoing employee training program; and

     o    an independent audit function to test the programs.

     Pursuant to the mandate of the USA PATRIOT Act, the Secretary of the Treasury issued regulations effective April 24, 2002 applicable to financial institutions. Because all federally insured depository institutions are required to have anti-money laundering programs, the regulations provide that a financial institution which is subject to regulation by a "federal functional" is in compliance with the regulations if it complies with the rules of its primary federal regulator governing the establishment and maintenance of anti-money laundering programs.

     Under the authority of the USA PATRIOT Act, the Secretary of the Treasury adopted rules on September 26, 2002 increasing the cooperation and information sharing between financial institutions, regulators and law enforcement authorities regarding individuals, entities and organizations engaged in, or reasonably suspected based on credible evidence of engaging in, terrorist acts or money laundering activities. Under the new rules, a financial institution is required to:

     o expeditiously search its records to determine whether it maintains or has maintained accounts, or engaged in transactions with individuals or entities, listed in a request submitted by the Financial Crimes Enforcement Network ("FinCEN");

     o    notify FinCEN if an account or transaction is identified;

     o    designate a contact person to receive information requests;

     o limit use of information provided by FinCEN to: (1) reporting to FinCEN, (2) determining whether to establish or maintain an account or engage in a transaction and (3) assisting the financial institution in complying with the Bank Secrecy Act; and

     o maintain adequate procedures to protect the security and confidentiality of FinCEN requests.

     Under the new rules, a financial institution may also share information regarding individuals, entities, organizations and countries for purposes of identifying and, where appropriate, reporting activities that it suspects may involve possible terrorist activity or money laundering. Such information-sharing is protected under a safe harbor if the financial institution:

     o notifies FinCEN of its intention to share information, even when sharing with an affiliated financial institution;

     o takes reasonable steps to verify that, prior to sharing, the financial institution or association of financial institutions with which it intends to share information has submitted a notice to FinCEN;

     o limits the use of shared information to identifying and reporting on money laundering or terrorist activities, determining whether to establish or maintain an account or engage in a transaction, or assisting it in complying with the Bank Security Act; and

     o maintains adequate procedures to protect the security and confidentiality of the information.

     Any financial institution complying with these rules will not be deemed to have violated the privacy requirements discussed above.

     The Secretary of the Treasury also adopted a new rule on September 26, 2002 intended to prevent money laundering and terrorist financing through correspondent accounts maintained by U.S. financial institutions on behalf of foreign banks. Under the new rule, financial institutions:

     o are prohibited from providing correspondent accounts to foreign shell banks;

     o are required to obtain a certification from foreign banks for which they maintain a correspondent account stating the foreign bank is not a shell bank and that it will not permit a foreign shell bank to have access to the U.S. account;

     o must maintain records identifying the owner of the foreign bank for which they may maintain a correspondent account and its agent in the United States designated to accept services of legal process;

     o must terminate correspondent accounts of foreign banks that fail to comply with or fail to contest a lawful request of the Secretary of the Treasury or the Attorney General of the United States, after being notified by the Secretary or Attorney General.

     The new rule applies to correspondent accounts established after October 28, 2002.

PROPOSED LEGISLATION AND REGULATORY ACTION

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of the nation's financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                     PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Habersham Bancorp is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol HABC. At December 31, 2002, Habersham Bancorp had approximately 541 shareholders of record. The following table sets forth the high and low sale prices, and the cash dividends paid on the Company's common stock on a quarterly basis for the past two fiscal years and the first quarter of 2003 to date.

2003                                      HIGH          LOW         DIVIDENDS
----                                     ------        ------       ---------
First quarter
(through March 19, 2003)                 $19.50        $17.08         $0.06

2002                                      HIGH          LOW         DIVIDENDS
----                                     ------        ------       ---------
Fourth quarter                           $18.50        $16.26         $0.06
Third quarter                             20.76         17.64          0.06
Second quarter                            22.99         17.65          0.06
First quarter                             17.44         15.75          0.06

2001                                      HIGH          LOW         DIVIDENDS
----                                     ------        ------       ---------
Fourth quarter                           $16.50        $13.50         $0.06
Third quarter                             16.55         12.25          0.06
Second quarter                            13.00         11.44          0.06
First quarter                             12.75          9.88          0.06

     The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Bank to the Company in any year will exceed 50% of the net income of the Bank for the previous calendar year. As of December 31, 2002 the Bank could declare dividends to the Company up to approximately $2,811,000 without regulatory approval. See "Item 1 - Business - Supervision and Regulation - Payment of Dividends" for additional information regarding regulatory restrictions on our ability to pay dividends.


Item 6.  SELECTED FINANCIAL DATA


SELECTED FINANCIAL DATA
(In thousands, except share and per share data)

                                                                   FOR THE YEARS ENDED DECEMBER 31
                                               -------------------------------------------------------------------------
                                                   2002           2001            2000          1999            1998
                                               -----------    -----------     -----------    -----------     -----------
SUMMARY OF OPERATIONS
Interest income                                $    26,794    $    34,262     $    37,285    $    28,060     $    24,462
Interest expense                                    12,041         20,403          22,781         14,872          13,538
Provision for loan losses                            1,307          1,463             955            500             636
Other income                                         3,963          3,109           2,555          2,445           2,566
Other expense                                       12,787         12,290          11,872         12,532          12,772

Income from continuing operations                    3,493          2,396           2,903          2,710           1,457
Income (loss) from discontinued operations           2,337          3,109             124           (956)            601
Cumulative effect of change in accounting
  principle                                             --           (162)             --             --              --
                                               -----------    -----------     -----------    -----------     -----------
Net income                                           5,830          5,343           3,027          1,754           2,058

PER SHARE AMOUNTS
Income from continuing operations - diluted    $      1.24    $       .88     $      1.08    $      1.04     $       .59
Income (loss) from discontinued operations -
  diluted                                              .83           1.14             .04           (.37)            .24
Cumulative effect of change in accounting
  principle - diluted                                   --           (.06)             --             --              --
                                               -----------    -----------     -----------    -----------     -----------
Net income per common share-diluted            $      2.07    $      1.96     $      1.12    $       .67     $       .83

Dividends                                              .24            .24             .24            .20             .16
Weighted average number of common and
  common equivalent shares outstanding           2,815,972      2,729,291       2,699,949      2,609,360       2,481,630

AT DECEMBER 31
Total assets                                   $   429,411    $   546,503     $   543,108    $   461,976     $   384,069
Earning assets                                     395,047        503,562         504,640        424,663         359,838
Loans                                              303,813        440,527         441,850        365,499         281,898
Deposits                                           336,526        336,360         341,032        317,420         280,453
Long-term debt                                      30,000         35,775          21,950          1,950           2,700
Shareholders' equity                                50,743         43,982          38,751         35,429          32,214

RATIOS
Return on average assets                              1.41%          1.22%            .68%           .49%            .71%
Return on average equity                             12.24%         12.80%           8.21%          5.10%           6.63%
Dividend payout ratio                                11.59%         12.26%          21.41%         29.75%          19.29%
Average equity to average assets ratio               11.52%          9.55%           8.32%          9.64%          10.64%

Balance sheet amounts have not been adjusted to reflect discontinued operations.

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


ORGANIZATION

     Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. ("Advantage Insurers"). Prior to December 2002, it also owned all of the outstanding stock of BancMortgage Financial Corp. ("BancMortgage"). Advantage Insurers, which began operations on March 31, 1997, offers a full line of property, casualty, and life insurance products. Advantage Insurers does not comprise a significant portion of the financial position, results of operations, or cash flows of the Company.

     BancMortgage was organized in 1996 as a full service mortgage and construction lending company located in the northern Atlanta metropolitan area. During the year ended December 31, 2002, the Company sold BancMortgage to the existing management of BancMortgage resulting in a loss of $110,064. The Company's consolidated financial statements have been reclassified to reflect the operations of BancMortgage as discontinued. Management's discussion and analysis, which follows, relates primarily to Habersham Bank.

     The Company's continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee, and Warren counties in Georgia. The Company's primary source of revenue is providing loans to businesses and individuals in its market area.


CRITICAL ACCOUNTING POLICIES

     In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 2 to the consolidated financial statements which are presented elsewhere in this annual report. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical. Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment. The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations is very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. As described further below, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial condition of borrowers and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company's allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company identifies the problem loans in its portfolio and segregates the remainder of the loan portfolio into broad segments, such as commercial, commercial real estate, residential mortgage and consumer. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance is calculated based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for non-problem loans in this portion of the portfolio are based on historical loss factors. The general allowance for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements.

     For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated reserves, the Company has established an unallocated reserve of approximately $222,000 at December 31, 2002. The basis for the unallocated reserve is due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions.

     Certain economic factors could have a material impact on the loan loss allowance calculation and its adequacy. The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the calculation is a consideration for concentrations in collateral which secure the loan portfolio. The Company's loan portfolio is secured primarily by commercial and residential real estate loans comprising approximately 87.5% of the total loan portfolio. While there is a risk that the appraised value of the real estate securing the loans in the portfolio could decrease in value during an economic recession, the majority of the real estate securing the loan portfolio is 1 - 4 family residential properties which are not generally as affected by the down turns economy.

     The Company will from time to time make unsecured loans. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrowers ability to pay. The balance of unsecured loans at December 31, 2002 was $8.8 million which does not pose a significant risk to the Company.

     The Company is not aware of any large loan relationships that if defaulted would have a significant impact on the allowance for loan losses.

     Refer to the section entitled "Allowance for Loan Losses" for an additional discussion of the key assumptions and methods used in determining the allowance for loan losses, as well as inherent risks in estimating the allowance.


RESULTS OF OPERATIONS

     The Company's net income was $5,830,451, $5,342,791, and $3,027,308, for the years ended December 31, 2002, 2001, and 2000, respectively, with related diluted earnings per common and common equivalent share of $2.07, $1.96, and $1.12, respectively, representing an increase of 5.61% from 2001 to 2002 and an increase of 75.0% from 2000 to 2001.

     Net income represents a return on average equity of 12.24%, 12.80%, and 8.21% for 2002, 2001, and 2000, respectively.

     The Company's income from continuing operations was $3,493,000, $2,396,000 and $2,903,000 for the years ended December 31, 2002, 2001, and 2000, respectively, with related diluted per common and common equivalent share amounts of $1.24, $.88, and $1.08, respectively, representing an increase of 40.90% from 2001 to 2002 and a decrease of 18.52% from 2000 to 2001. The increase in income from continuing operations for the year ended December 31, 2002, when compared to the year ended December 31, 2001, was primarily the result of improvement in the Company's net interest margin which increased from 3.38% for the year ended December 31, 2001 to 3.91% for the year ended December 31, 2002. In addition, the Company recognized increased gains on sale of investment securities available for sale of $851,000 for the year ended December 31, 2002 compared to $191,000 for the year ended December 31, 2001. The Company also sold its investment in CB Financial Corp. common stock during 2002 resulting in a gain of $277,182.

     The decrease in income from continuing operations for the year ended December 31, 2001 compared to the year ended December 31, 2000 was primarily due to the decreases in the loan portfolio, as well as, declining yields on loans from 9.64% for the year ended December 31, 2000 to 9.18% for the year ended December 31, 2001. The Company also increased its provision for loan losses from $955,000 in 2000 to $1,493,000 in 2001. This was offset by increases in noninterest income due to increases in gain on sale of loans of $448,000 for the year ended December 31, 2001 compared to 2000 as well as a decrease in the unrealized loss on trading securities of $306,000 for the year ended December 31, 2001 compared to 2000. The unrealized loss on trading securities resulted from the Company marking to fair value its 244,960 shares of Flag Financial Corp. ("FLAG") common stock. During 2000, the Company transferred its holdings of FLAG common stock from trading securities to its available for sale portfolio at fair value as of September 30, 2000.


NET INTEREST INCOME

     Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets which will cover overhead and other costs and provide a reasonable return to our shareholders.

     Net interest income for 2002 was approximately $14.8 million compared to $13.9 million in 2001 and $14.5 million in 2000. Net interest income for 2002 increased approximately $894,000 or 6.44% when compared to 2001 and net interest income decreased approximately $645,000 or 4.45% in 2001 when compared to 2000.

     Interest income decreased approximately $7.5 million or 21.8% in 2002 when compared to 2001 and interest income decreased approximately $3.0 million or 8.1% in 2001 when compared to 2000. The decreases in interest income were primarily due to decreases in interest rates which significantly impacted the earnings on the Company's loan portfolio. The average yield on the Company's loan portfolio decreased significantly from 9.18% in 2001 to 7.62% in 2002. The yield on the

Company's loan portfolio decreased from 9.64% for the year ended December 31, 2000 to 9.18% for the year ended December 31, 2001. Additionally during 2002, the Company's loan portfolio decreased approximately $17.7 million due to the sale of construction loans of approximately $31.7 million and decreases in the commercial and consumer portfolios of approximately $11.0 million offset by new residential and construction loans of approximately $25.0 million. The Company's loan portfolio decreased approximately $57.1 million from December 31, 2000 to December 31, 2001 due to sales of residential mortgage and construction loans of approximately $110.0 million offset by new residential mortgage and construction loans of approximately $52.9 million.

     Interest income on investment securities and federal funds sold was also impacted by the declining interest rate environment during the three year period ending December 31, 2002. The weighted average yield on investment securities was 5.22%, 5.29%, and 5.77%, for the years ended December 31, 2002, 2001, and 2000, respectively. Average yields on federal funds sold were 1.39%, 3.22%, and 6.14%, for the years ended December 31, 2002, 2001, and 2000, respectively.

     Interest expense decreased approximately $8.4 million or 41.0% in 2002 when compared to 2001 and interest expense decreased approximately $2.4 million or 10.4% in 2001 when compared to 2000. The decrease in interest expense for 2002 of $8.4 million over 2001 was primarily due to a continued declining interest rate environment and decreases in average balances of time deposits of approximately $23.8 million and borrowings of approximately $16.2 million. The weighted average interest rate paid on deposits in 2002 decreased significantly from 5.32% for the year ended December 31, 2001 to 3.29% for the year ended December 31, 2002 as time deposits repriced at lower rates. The average interest rate paid for borrowings decreased 59 basis points from 5.29% in 2001 to 4.70% in 2002.

     The decrease in interest expense for 2001 of $2.4 million over 2000 was primarily due to a declining interest rate environment as well as a decrease in the average balances of borrowings of $29.3 million in 2001 compared to 2000. The decrease in the average balance of borrowings was due to the repayment of $48.9 million in Federal Home Loan Bank advances in 2001. The average interest rate paid on borrowings decreased 87 basis points from 6.16% in 2000 to 5.29% in 2001. The average interest rate paid on deposits decreased only slightly from 5.65% in 2000 to 5.32% in 2001.

     The net interest margin of the Company was 3.91% in 2002, 3.38% in 2001, and 3.44% in 2000. The increase in the Company's net interest margin for the year ended December 31, 2002 was primarily due to better management of the interest yields and rates on assets and liabilities during a period of declining interest rates and the repricing of a large amount of the Company's deposits.


CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

     Average assets declined approximately $22.6 million or 4.91% in 2002 from 2001 and $2.8 million or .60% in 2001 from 2000. Average loan balances decreased approximately $26.4 million or 7.91% in 2002 from 2001 and $13.4 million or 3.87% in 2001 from 2000. Average balances of investment securities increased approximately $1.5 million or 2.71% in 2002 over 2001 and $970,000 or 1.79% in 2001 over 2000. The average balance of federal funds sold in 2002 increased approximately $1.5 million or 87.02% when compared to 2001 and $1.3 million or 699.9% when compared to 2000.

     The average balance of deposits, excluding noninterest-bearing deposits, for 2002 decreased by approximately $21.8 million or 6.80% from 2001 and increased by approximately $18.4 million or 6.1% in 2001 from 2000.

     The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest-earning assets, average rates paid on interest-bearing liabilities, interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities, and net interest margin. This information is presented for the years ended December 31, 2002, 2001, and 2000.

                                                     2002                                      2001
                                  ------------------------------------------ ----------------------------------------
                                       Average        Income/       Average    Average        Income/       Average
                                       Balance       (Expense)    Yield/Cost   Balance       (Expense)     Yield/Cost
                                    ------------   ------------   ---------- ------------   ------------   ----------
Interest-earning assets:
  Loans, net(1)                     $306,940,750   $ 23,380,051      7.62%   $333,320,432   $ 30,602,652     9.15%
  Investment securities:(2)
    Taxable                           37,013,214      2,025,239      5.47%     34,133,332      1,902,153     5.57%
    Tax exempt                        19,528,459        928,576      4.75%     20,916,246      1,012,499     4.84%
  Federal funds sold                   3,194,367         44,350      1.39%      1,708,000         55,009     3.22%
                                    ------------   ------------              ------------   ------------
    Total interest-earning assets    366,676,790     26,378,216      7.19%    390,078,010     33,572,313     8.61%
                                    ------------   ------------              ------------   ------------
Noninterest-earning assets            71,306,128                               70,524,835
                                    ------------                             ------------
    Total assets                    $437,982,918                             $460,602,845
                                    ============                             ============
Interest-bearing liabilities:
  Money market and NOW               $53,770,339       (495,558)     0.92%   $ 52,263,513       (996,734)    1.91%
  Savings accounts                     7,947,215        (63,280)     0.80%      7,431,483       (124,870)    1.68%
  Certificates of deposit            237,423,845     (9,271,035)     3.90%    261,260,988    (15,937,259)    6.10%
                                    ------------   ------------              ------------   ------------
    Total deposits                   299,141,399     (9,829,873)     3.29%    320,955,984    (17,058,863)    5.32%
Short-term and other borrowings       47,023,799     (2,211,214)     4.70%     63,238,289     (3,344,112)    5.29%
                                    ------------   ------------              ------------   ------------
Total interest-bearing
  liabilities                        346,165,198    (12,041,087)     4.12%    384,194,273    (20,402,975)    5.31%
                                    ------------   ------------              ------------   ------------
Noninterest-bearing liabilities       44,169,231                               34,675,505
                                    ------------                             ------------
    Total liabilities                390,334,429                              418,869,778
Shareholders' equity                  47,648,489                               41,733,067
                                    ------------                             ------------
    Total liabilities and
      shareholders' equity          $437,982,918                             $460,602,845
                                    ============                             ============
Net interest income                                $ 14,337,129                             $ 13,169,338
                                                   ============                             ============
    Net interest margin                                              3.91%                                    3.38%
                                                                     ====                                     ====

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

                                                                        2000
                                                     ---------------------------------------
                                                        Average         Income/       Average
                                                        Balance        (Expense)    Yield/Cost
                                                     ------------    ------------   ----------
Interest-earning assets:
  Loans, net(1)                                      $346,749,588    $ 33,442,213      9.64%
  Investment securities:(2)
    Taxable                                            30,149,707       1,943,371      6.45%
    Tax exempt                                         23,930,179       1,174,087      4.91%
  Federal funds sold                                      213,743          13,119      6.14%
                                                     ------------    ------------
    Total interest-earning assets                     401,043,217      36,572,790      9.12%
                                                     ------------    ------------
Noninterest-earning assets                             62,345,615
                                                     ------------
    Total assets                                     $463,388,832
                                                     ============
Interest-bearing liabilities:
  Money market and NOW                               $ 51,456,529      (1,528,005)     2.97%
  Savings accounts                                      7,630,427        (178,541)     2.34%
  Certificates of deposit                             243,416,390     (15,374,355)     6.32%
                                                     ------------    ------------
    Total deposits                                    302,503,346     (17,080,901)     5.65%
  Short-term and other borrowings                      92,502,995      (5,700,228)     6.16%
                                                     ------------    ------------
    Total interest-bearing liabilities                395,006,341     (22,781,129)     5.77%
                                                     ------------    ------------
Noninterest-bearing liabilities                        31,515,970
                                                     ------------
    Total liabilities                                 426,522,311
Shareholders' equity                                   36,866,521
                                                     ------------
    Total liabilities and shareholders' equity       $463,388,832
                                                     ============
Net interest income                                                  $ 13,791,661
                                                                     ============
    Net interest margin                                                                3.44%
                                                                                       ====

-------------------

(1) Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 2002, 2001, and 2000.

(2) Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

                                                        2002 vs. 2001                               2001 vs. 2000
                                                           Increase                                   Increase
                                                          (Decrease)                                 (Decrease)
                                                            Due to                                     Due to
                                         -----------------------------------------    -----------------------------------------
                                           Average         Average                       Average       Average
                                          Volume (1)      Rate (1)         Net         Volume (1)     Rate (1)          Net
                                         ------------   -----------    -----------    -----------    -----------    -----------
Interest Income:
  Loans                                  $(2,413,741)   $(4,808,860)   $(7,222,601)   $(1,294,571)   $(1,544,990)   $(2,839,561)
  Investment securities:
    Taxable                                  160,409        (37,323)       123,086        255,654       (296,872)       (41,218)
    Tax exempt                               (67,169)       (16,754)       (83,923)      (147,984)       (13,604)      (161,588)
  Federal funds Sold                          47,861        (58,520)       (10,659)        91,747        (49,857)        41,890
                                         -----------    -----------    -----------    -----------    -----------    -----------
    Total interest-earning assets         (2,272,640)    (4,921,457)    (7,194,097)    (1,095,154)    (1,905,323)    (3,000,477)
                                         ===========    ===========    ===========    ===========    ===========    ===========

Interest Expense:
  Money market and NOW                        28,780       (529,956)      (501,176)        23,967       (555,238)      (531,271)
  Savings accounts                             8,663        (70,253)       (61,590)        (4,655)       (49,016)       (53,671)
  Certificates of deposit                 (1,454,066)    (5,212,158)    (6,666,224)     1,127,779       (564,875)       562,904
  Short-term and other borrowings           (857,747)      (275,151)    (1,132,898)    (1,802,706)      (553,409)    (2,356,115)
                                         -----------    -----------    -----------    -----------    -----------    -----------
    Total interest-bearing liabilities    (2,274,370)    (6,087,518)    (8,361,888)      (655,615)    (1,722,538)    (2,378,153)
                                         ===========    ===========    ===========    ===========    ===========    ===========

  Change in net interest income          $     1,730    $ 1,166,061    $ 1,167,791    $  (439,539)   $  (182,785)   $  (622,324)
                                         ===========    ===========    ===========    ===========    ===========    ===========

-------------------

1) The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.


NONINTEREST INCOME AND NONINTEREST EXPENSE

     Noninterest income in 2002 increased $854,000 or 27.48% when compared to 2001 and increased $553,000 or 21.66% in 2001 when compared to 2000. Noninterest income in 2002 when compared to 2001 increased primarily due to an increase in gains on sales of investment securities available for sale of $660,000 in 2002 compared to 2001. In addition, the Company sold its investment in CB Financial Corp. common stock and Greater Rome common stock in 2002 resulting in gains of $277,000 and $50,000, respectively. Income from trust services also increased in 2002 to $562,000 from $366,000 in 2001 due to growth in the trust department operations in 2002. The above noted increases were offset by the decrease in the gain on sale of loans of $357,000 in 2002 compared to 2001. The volume of loans sold decreased during 2002 resulting in a lower gain on sale of loans when compared to 2001.

     The increase in noninterest income in 2001 of $553,000 when compared to 2000 was primarily due to the increase in the gain on sale of loans of $448,000 in 2001 compared to 2000 and the increase in the gain on sale of investment securities available for sale of $155,000 in 2001. During 2001, the Company sold a portion of its ARM product resulting in an increased gain on sale of loans. In addition, in 2000 the Company recorded an unrealized loss on its holdings of FLAG common stock of $306,000. At September 30, 2000, the Company transferred its holdings of FLAG common stock from its trading portfolio to its available for sale portfolio. These increases were offset by decreases in service charges on deposit accounts and other service charges as the Company's deposit balances decreased in 2001 compared to 2000.

     Noninterest expense in 2002 increased by approximately $497,000 or 4.05% as compared to 2001 and noninterest expense in 2001 increased by approximately $417,000 or 3.51% as compared to 2000. The increase for 2002 was primarily due to increases of $278,000 in salaries and employee benefits and $281,000 in marketing expenses offset by a decrease of approximately $87,000 in outside services expense. Salaries and employee benefits increased primarily as a result of annual salary adjustments and additional staffing requirements. Outside services expense consists of FDIC insurance, legal and professional services, insurance, director fees, and Georgia Department of Banking and Finance fees.

     The increase for 2001 was primarily due to increases of $378,000 in salaries and employee benefits, increases of approximately $164,000 in computer services, and increases of approximately $281,000 in outside services expense offset by decreases in overhead expenses of approximately $252,000. Salaries and employee benefits primarily increased as a result of annual salary adjustments. Advantage Insurers also expanded into other locations during 2001 resulting in increases to salaries and employee benefits. Computer services increased primarily due to upgrades and maintenance costs of approximately $168,000, offset by reductions in data processing supplies of approximately $10,000. Outside service costs increased primarily due to increases in FDIC and Georgia Department of Banking and Finance fees of approximately $117,000, as well as, increases in director fees, insurance costs, and legal and professional costs of approximately $75,000, $21,000 and $18,000, respectively.


INCOME TAX EXPENSE

     The effective tax rate for the Company decreased during 2002 to 24.43% compared to the effective tax rate during 2001 of 25.48%. The effective tax rate for the year ended December 31, 2000 was 31.41%. The increase in the effective tax rate in 2002 was primarily due to the adoption of SFAS No. 142 which resulted in the Company no longer amortizing goodwill.


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

     The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company identifies the problem loans in its portfolio and segregates the remainder of the loan portfolio into broad segments, such as commercial, commercial real estate, residential mortgage and consumer. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance is calculated based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for non-problem loans in the portfolio are based on historical loss factors. The general allowance for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements. For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated reserves, the Company has established an unallocated reserve of approximately $222,000 at December 31, 2002. The basis for the unallocated reserve is due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions. Management believes its allowance for loan losses is adequate to absorb losses on loans outstanding at December 31, 2002.

    The allowance for loan losses allocation is based on subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The allocation of the allowance for loan losses by loan category at December 31, 2002, 2001, 2000, 1999, and 1998 is as follows:

                                  2002                  2001                 2000                 1999                  1998
                          --------------------  --------------------   ------------------  -------------------  --------------------
                                       Percent               Percent             Percent              Percent               Percent
                                      of Loans              of Loans             of Loans             of Loans              of Loans
                                      to Total              to Total             to Total             to Total              to Total
                             Amount    loans      Amount     loans      Amount    loans      Amount     loans     Amount      loans
                          ----------  --------  ----------  --------  ---------- --------  ---------- --------  ----------  --------
Commercial, financial &
  agricultural            $  372,075     5.6%   $  859,875      7.4%  $  775,783    6.7%   $  921,585    5.2%   $  775,239     6.6%
Real estate                2,214,516    87.5%    1,968,745     84.8%   2,026,521   86.7%    1,619,563   89.4%    1,471,843    85.1%
Installment loans to
  individuals                724,794     6.9%      598,657      7.8%     386,883    6.6%      442,005    5.4%      405,988     8.3%
Unallocated                  221,924      --       174,600       --           --     --            --     --            --      --
                          ----------   -----    ----------    -----   ----------  -----    ----------  -----    ----------   -----
  Total                   $3,533,309   100.0%   $3,601,877    100.0%  $3,189,187  100.0%   $2,983,153  100.0%   $2,653,070   100.0%
                          ==========   =====    ==========    =====   ==========  =====    ==========  =====    ==========   =====


     The Company's provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period. The provision for loan losses was $1,307,000 in 2002 as compared to $1,463,000 in 2001 and $955,000 in 2000. The Company's allowance for loan losses was $3,533,309 at December 31, 2002, which was 1.15% of year-end loans and 73.82% of total nonperforming loans, compared to $3,601,877 at December 31, 2001, which was 1.11% of year-end loans and 61.90% of total nonperforming loans.

     At December 31, 2002, loans over 90 days past due and nonaccrual loans totaled $4,294,383 or 1.40% of gross outstanding loans as compared to $5,129,086 or 1.58% of gross outstanding loans at December 31, 2001.

     The decrease in loans over 90 days past due during 2002 from 2001 of approximately $852,000 is a result of foreclosures of notes secured by real estate totaling approximately $2.1 million as well as payoffs of approximately $884,000 offset by increases of approximately $1,533,000 in 90 day past due real estate secured mortgages and approximately $611,000 in other loans. Nonaccrual loans increased approximately $17,500 primarily due to increases of approximately $1,444,000, $89,000, and $84,000 in real estate secured loans, commercial loans and consumer loans, respectively, offset by paydowns of approximately $982,000 and foreclosures of approximately $618,000.

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

     Net charge-offs amounted to $1,375,568 in 2002 representing .45% of average loans, as compared to $1,050,310 in 2001 representing .32% of average loans. Net charge-offs amounted to $748,966 in 2000 representing .20% of average loans.

     The following table summarizes, for each of the years in the five year period ended December 31, 2002, selected information related to the allowance for loan losses.

                                               2002          2001           2000           1999           1998
                                          ------------   ------------   ------------   ------------   ------------
Balance of allowance for loan
 losses at beginning of period            $  3,601,877   $  3,189,187   $  2,983,153   $  2,653,070   $  2,336,079
                                          ------------   ------------   ------------   ------------   ------------
Charge-offs:
 Commercial, financial and agricultural       (372,583)      (481,978)      (266,960)      (117,133)      (221,048)
 Real estate                                  (470,433)      (283,163)      (151,517)        (6,106)       (77,764)
 Installment loans to individuals             (670,977)      (444,584)      (324,084)      (141,661)      (140,809)
 Other                                         (33,729)       (47,415)       (43,377)       (32,059)       (22,157)
                                          ------------   ------------   ------------   ------------   ------------
Total charge-offs                           (1,547,722)    (1,257,140)      (785,938)      (296,959)      (461,778)
                                          ------------   ------------   ------------   ------------   ------------
Recoveries:
 Commercial, financial and agricultural         25,759         63,451             --          4,128         59,284
  Real estate                                   25,244         24,720            965         59,570         16,850
 Installment loans to individuals              112,017        105,671         32,052         57,872         55,071
 Other                                           9,134         12,988          3,955          5,472         11,564
                                          ------------   ------------   ------------   ------------   ------------
Total recoveries                               172,154        206,830         36,972        127,042        142,769
                                          ------------   ------------   ------------   ------------   ------------

 Net charge-offs                            (1,375,568)    (1,050,310)      (748,966)      (169,917)      (319,009)
 Provision for loan losses                   1,307,000      1,463,000        955,000        500,000        636,000
                                          ------------   ------------   ------------   ------------   ------------
 Balance of allowance for loan
  losses at end of period                 $  3,533,309   $  3,601,877   $  3,189,187   $  2,983,153   $  2,653,070
                                          ============   ============   ============   ============   ============
 Average amount of loans                  $306,940,750   $333,320,432   $346,749,588   $255,925,990   $196,617,301
                                          ============   ============   ============   ============   ============

 Ratio of net charge-offs during
  the period to average loans
  outstanding during the period                    .45%           .32%           .20%           .07%           .16%

 Ratio of allowance to year-end loans             1.15%          1.11%           .83%           .94%          1.26%

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


LOANS

     Loans decreased approximately $17.7 million or 5.45% in 2002 as compared to 2001. The decrease in loans in 2002 resulted primarily from decreases in the commercial and consumer loan portfolios of approximately $6.8 million and $4.2 million, respectively, in addition to the sale of residential mortgages and construction loans of approximately $31.5 million offset by new residential mortgage and construction loans of approximately $24.9 million.

     The amount of loans outstanding at December 31 for each of the last five years is set forth in the following table according to type of loan and is net of unamortized loan origination fees and unamortized discount on SBA loans sold. The Company had no foreign loans at December 31 in any of the last five years.

                                             2002           2001           2000           1999           1998
                                         ------------   ------------   ------------   ------------   ------------
Commercial, financial and agricultural   $ 17,070,602   $ 23,921,875   $ 25,566,931   $ 16,623,264   $ 13,829,965
Real estate - construction                106,759,853    119,663,535    113,201,531    106,915,963     66,359,030
Real estate - mortgage                    162,281,200    156,022,201    218,040,964    174,244,063    112,215,798
Installment loans to individuals           21,294,151     25,531,911     25,287,734     20,168,672     17,337,632
                                         ------------   ------------   ------------   ------------   ------------
    Total                                $307,405,806   $325,139,522   $382,097,160   $317,951,962   $209,742,425
                                         ============   ============   ============   ============   ============

    The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 2002.

                                                          DUE AFTER
                                            DUE IN       ONE THROUGH     DUE AFTER
                                           ONE YEAR       FIVE YEARS    FIVE YEARS       TOTAL
                                         ------------   ------------   ------------   ------------
LOAN MATURITY:
Commercial, financial and agricultural   $ 10,378,978   $  6,182,709   $    508,915   $ 17,070,602
Real estate - construction                106,717,106         42,747             --    106,759,853
Real estate - mortgage                     87,694,757     55,448,376     19,138,067    162,281,200
Installment loans to individuals            6,607,521     14,496,040        190,590     21,294,151
                                         ------------   ------------   ------------   ------------
     TOTAL                               $211,398,362   $ 76,169,872   $ 19,837,572   $307,405,806
                                         ============   ============   ============   ============
LOAN INTEREST RATE SENSITIVITY:
Loans with:
 Predetermined interest rates            $114,221,941   $ 73,614,804   $ 19,837,572   $207,674,317
 Floating or adjustable interest rates     97,176,421      2,555,068             --     99,731,489
                                         ------------   ------------   ------------   ------------
    TOTAL                                $211,398,362   $ 76,169,872   $ 19,837,572   $307,405,806
                                         ============   ============   ============   ============

NONPERFORMING ASSETS AND PAST DUE LOANS

     Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans, and other real estate owned. Nonperforming assets decreased $2,521,000 or 23.99% in 2002 compared to 2001 and increased $5,611,000 or 114.67% in 2001 compared to 2000. The decrease in 2002 was primarily due to decreases in other real estate, accruing loans 90 days past due, and restructured loans of approximately $1,489,000, $852,000, and $197,000, respectively, offset by increases in nonaccrual loans of approximately $20,000.

     The following table sets forth the totals of nonperforming assets, selected ratios, and accruing loans past due 90 days or more at December 31 for each of the last five years.

NONPERFORMING ASSETS:                      2002           2001           2000           1999           1998
                                       -----------    -----------    -----------    -----------    -----------
Accruing loans 90 days past due        $ 2,178,898    $ 3,031,122    $ 1,814,820    $   319,731    $   778,782
Nonaccrual                               2,115,485      2,097,964        789,341        623,114      1,025,632
Restructured loans                         492,064        689,510        709,787        781,803        849,963
Other real estate owned                  3,197,020      4,685,704      1,579,245      1,440,084      1,539,900
                                       -----------    -----------    -----------    -----------    -----------
Total nonperforming assets             $ 7,983,467    $10,504,300    $ 4,893,193    $ 3,164,732    $ 4,194,277
                                       ===========    ===========    ===========    ===========    ===========
RATIOS:
Nonperforming loans (excluding
  restructured loans) to total loans          1.40%          1.58%           .68%           .30%           .68%
Nonperforming assets to total loans
  plus other real estate owned                2.57%          3.18%          1.28%           .99%          1.99%
Allowance to nonperforming assets            44.26%         34.29%         65.18%         94.26%         63.25%

     The reduction in other real estate owned during 2002 resulted from the sales of foreclosed property of approximately $4,405,000 offset by additional foreclosures of residential properties of approximately $2,013,000 and foreclosures of commercial properties of approximately $879,000. At December 31, 2002, other real estate consisted of four commercial properties and eight residential properties valued approximately at $1,725,000 and $1,471,000, respectively.

     The decrease in accruing loans over 90 days past due in 2002 compared to 2001 is due to the result of foreclosures of loans secured by real estate totaling approximately $2.1 million and decreases resulting from payoffs of approximately

$884,000 offset by increases of approximately $1,659,000 in 90 day past due real estate secured mortgages and approximately $480,000 in other loans. At December 31, 2002, accruing loans over 90 days past due consisted primarily of twenty loans collateralized with residential properties with an average balance of approximately $83,000. At December 31, 2002, consumer accruing loans over 90 days past due, of which 76% were secured primarily by vehicles, totaled approximately $335,000, and commercial accruing loans over 90 days past due, primarily secured by equipment, totaled approximately $145,000.

     Accrual of interest is discontinued when either principal or interest becomes 90 days past due unless the loan is both well secured and in the process of collection, or in management's opinion, when reasonable doubt exists as to the full collection of interest or principal. Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $298,461, $353,847, and $135,033 in 2002, 2001, and
2000, respectively, compared with interest income recognized of $91,914, $145,584, and $43,558, respectively.

     At December 31, 2002, the Company had no significant loans which management designated as potential problem loans which have not been disclosed above as nonaccrual or past due loans.

     Habersham Bank held a concentration in mortgages for agribusiness purposes in the poultry industry which totaled approximately $6 million and $9 million at December 31, 2002 and 2001, or approximately 1.97% and 2.80% of total net loans at December 31, 2002 and 2001, respectively. These mortgages for agribusiness purposes are primarily secured by real estate consisting of residences, poultry houses, and equipment. None of the mortgages are considered individually significant.


INVESTMENT SECURITIES

     The Company has classified its investment securities as available for sale and held to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 2002 approximately $54.8 million of investment securities were classified as available for sale. Approximately $677,000 of net unrealized gain, net of income taxes, was included in shareholders' equity related to the available for sale investment securities.

     The following table sets forth the carrying amounts of investment securities at December 31, 2002, 2001, and 2000.

                                                2002          2001          2000
                                            -----------   -----------   -----------
Investment securities available for sale:
    U.S. Treasury                           $   514,608   $ 1,544,065   $ 2,528,975
    U.S. Government agencies                 41,589,860    31,131,435    23,296,280
    States & political subdivisions          12,011,458    12,176,829    14,391,722
    Other investments                           702,974     2,768,062     2,769,297
                                            -----------   -----------   -----------
      Total                                 $54,818,900   $47,620,391   $42,986,274
                                            ===========   ===========   ===========
 Investment securities held to maturity:
    U.S. Government agencies                $   248,840   $ 2,100,963   $ 3,466,302
    States & political subdivisions           6,640,464     7,545,175     9,658,100
                                            -----------   -----------   -----------
      Total                                 $ 6,889,304   $ 9,646,138   $13,124,402
                                            ===========   ===========   ===========

     The following table sets forth the maturities of debt investment securities at carrying value at December 31, 2002 and the related weighted yields of such securities on a tax equivalent basis (assuming a 34% tax rate).

                                                                   MATURING IN
                                            -----------------------------------------------------------
                                              ONE YEAR          1-5            5-10          AFTER 10
                                              OR LESS          YEARS          YEARS            YEARS
                                            -----------     -----------    -----------     ------------
Investment securities available for sale:

Carrying value:
 U.S. Treasury                              $  514,608      $       --     $       --      $        --
 U.S. Government agencies                      204,276       4,552,160      5,426,076       31,407,348
 States & political subdivisions               863,341       1,759,469      3,281,074        6,107,574

Weighted average yields:

 U.S. Treasury                                    5.87%             --%            --%              --%
 U.S. Government agencies                         7.63%           4.49%          4.53%            4.94%
 States & political subdivisions                  6.56%           6.44%          7.39%            7.52%

Investment securities held to maturity:

Carrying value:
 U.S. Government agencies                   $       --      $       --     $  199,977      $    48,863
 States & political subdivisions             1,234,046       2,162,542      1,525,692        1,718,184


Weighted average yields:
 U.S. Government agencies                           --              --           7.35%            5.14%
 States & political subdivisions                  6.88%           7.58%          6.92%            7.41%

     No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's shareholders' equity at December 31, 2002.


OTHER STOCK INVESTMENT

     The investment in CB Financial Corp. common stock was accounted for using the equity method. Included in the initial investment in CB Financial Corp. common stock was approximately $1,278,000 in excess cost over the Company's underlying equity in the net assets of this investee. For the years ended December 31, 2002, 2001, and 2000, the Company recorded $(45,233), $120,336, and
$153,348, respectively, as equity in (loss) earnings of CB Financial Corp. Amortization of related excess cost over basis in CB Financial Corp. common stock for the years ended December 31, 2001 and 2000 totaled $85,212. During the year ended December 31, 2002, the Company sold its investment in CB Financial Corp. common stock for proceeds of $3,308,879 and recorded a gain of $277,182.


DERIVATIVE INSTRUMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect loss of $162,000 on January 1, 2001 to reflect the fair value of forward commitments to sell mortgage-backed securities held by BancMortgage. The provisions of SFAS No. 133 allow for a one time transfer of investment securities previously classified as held to maturity to available for sale upon adoption. As a result, the Company transferred approximately $999,000 of investment securities previously classified as held to maturity to its available for sale portfolio on January 1, 2001.

     In the normal course of business, as part of its former mortgage banking operations, the Company extended interest rate lock commitments to borrowers who applied for loan funding and met certain credit and underwriting criteria. Such commitments were typically for short terms. Such commitments to originate fixed-rate mortgage loans for resale and forward commitments to sell mortgage-backed securities were the Company's only derivative instruments.

     The Company's objective in entering into forward commitments to sell mortgage-backed securities was to mitigate the interest rate risk associated with mortgage loans held for sale and commitments to originate fixed-rate mortgage loans for resale. If the fair value of the Company's commitments to originate fixed-rate mortgage loans for resale resulted in an asset, such asset was recorded only to the extent of losses in the forward commitments to sell mortgage-backed securities. Losses were recorded on the Company's commitments to originate fixed rate mortgage loans for resale when fair values were less than the carrying values. The Company recorded its forward commitments to sell mortgage-backed securities at fair value and did not account for these as hedges. During the year ended December 31, 2001, a gain in the amount of $235,000 relating to the change in fair value of forward commitments to sell mortgage-backed securities was recorded in other income.

     At December 31, 2002, the Company did not have any derivative instruments. At December 31, 2001, the fair value of the Company's commitments to sell mortgage-backed securities was not significant and the fair value of the Company's commitments to originate mortgage loans for resale was approximately $150,000.


DEPOSITS

     Average deposits decreased approximately $14.2 million and increased approximately $21.4 million during 2002 and 2001, respectively.

     The following table sets forth the average amount of deposits and average rate paid on such deposits for each category which exceeds 10% of average total deposits for the years ended December 31, 2002, 2001, and 2000.

                                             2002                  2001                    2000
                                           AVG. AMT      AVG     AVG. AMT        AVG     AVG. AMT       AVG
                                         OUTSTANDING    RATE    OUTSTANDING     RATE    OUTSTANDING     RATE
                                        ------------    ----    ------------    ----    ------------    ----
Interest-bearing demand deposits        $ 53,770,339     .92%   $ 52,263,513    1.91%   $ 51,456,529    2.97%
Non-interest bearing demand deposits      36,264,247     n/a      28,669,906     n/a      25,683,053     n/a
Time certificates of deposit             237,423,845    3.90%    261,260,988    6.10%    243,416,390    6.32%



     At December 31, 2002, time certificates of deposit of $100,000 or more totaled $93,366,488. The maturities of all time certificates of deposit over $100,000 are as follows:

3 months or less                                   $31,415,070
Over 3 but less than 6 months                       17,143,486
Over 6 but not more than 12 months                  20,942,151
Over 1 year but not more than 5 years               23,865,781
                                                   -----------
  TOTAL                                            $93,366,488
                                                   ===========

BORROWINGS

     Borrowings decreased approximately $27 million during 2002 compared to 2001 primarily due to decreases in Federal funds purchased and securities sold under repurchase agreements of approximately $22.2 million. In addition, Habersham Bancorp repaid borrowed funds totaling $5.7 million.

     At December 31, 2002, the Company has a Daily Rate Credit line and a Warehouse line of credit with the Federal Home Loan Bank totaling $230,833,000 of which $$30,000,000 was advanced and $200,833,000 was available. Both of these lines of credit are specific collateral agreements. The Daily Rate Credit line is secured by qualifying first mortgage loans, commercial loans, and pledged securities. The Warehouse line of credit is secured by qualifying first mortgage loans.

     The advances outstanding at December 31, 2002 and 2001 consist of three fixed rate advances of $10,000,000 each that bear interest at 6.72%, 6.02%, and 4.93% and mature in 2005, 2010, and 2011 (callable each year), respectively.

     At December 31, 2002, the Company had available repurchase agreement line of credit commitments with Compass Bank totaling $1,570,000 of which none was advanced. The Company also had available repurchase agreement line of credit commitments with the National Bank of Commerce totaling $222,000 at December 31, 2002 of which none was advanced.


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

     Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2002, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 2002, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank's categories.

     The Company's and the Bank's actual capital amounts and ratios as of December 31, 2002 follow (in thousands):

                                                                                         TO BE WELL
                                                                                        CAPITALIZED
                                                                                        UNDER PROMPT
                                                                                         CORRECTIVE
                                                                     FOR CAPITAL           ACTION
                                                    ACTUAL        ADEQUACY PURPOSES      PROVISIONS
                                            -------------------   -----------------   -----------------
                                             AMOUNT      RATIO      AMOUNT    RATIO   AMOUNT      RATIO
As of December 31, 2002:
Total Capital (to risk-weighted assets):
  Company                                   $51,009      15.47%    $26,386      8%        N/A       N/A
  Habersham Bank                             47,789      14.59%     26,212      8%    $32,765        10%

Tier I Capital (to risk-weighted assets):
  Company                                   $47,530      14.41%    $13,193      4%        N/A       N/A
  Habersham Bank                             44,310      13.52%     13,106      4%    $19,659         6%

Tier I Capital (to average assets):
  Company                                   $47,530       9.42%    $ 20,176     4%        N/A       N/A
  Habersham Bank                             44,310       8.85%      20,018     4%    $25,022         5%

     While management believes that the current level of capital is sufficient for the current and foreseeable needs of the Company, capital needs are continually evaluated by management.

     Cash dividends were paid at a rate of $.06 per share in each of March, June, September, and December for both 2002 and 2001.

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

INTEREST RATE SENSITIVITY ANALYSIS


                                       DUE IN        DUE AFTER        DUE AFTER     DUE AFTER       DUE AFTER
                                        THREE      THREE THROUGH     SIX THROUGH   ONE THROUGH        FIVE
INTEREST-EARNING ASSETS:               MONTHS        SIX MONTHS     TWELVE MONTHS   FIVE YEARS        YEARS          TOTAL
                                    ------------    ------------     -----------    -----------    -----------    ------------
Federal funs sold                   $ 27,137,000              --              --             --             --    $ 27,137,000
Investment securities                    175,185    $    753,782     $ 1,887,304    $ 8,474,171    $49,714,788    $ 61,005,230
Loans                                124,875,952      19,067,247      67,455,163     76,169,872     19,837,572     307,405,806
                                    ------------    ------------     -----------    -----------    -----------    ------------
Total interest-earning assets        152,188,137      19,821,029      69,342,467     84,644,043     69,552,360     395,548,036
                                    ------------    ------------     -----------    -----------    -----------    ------------
INTEREST-BEARING LIABILITIES:
Deposits:
 Money market and NOW                 53,998,843              --              --             --             --      53,998,843
 Savings                               8,312,857              --              --             --             --       8,312,857
 Certificates of deposit              64,416,790      53,518,087      41,028,106     67,284,685             --     226,247,668
 Borrowings                            9,158,779              --              --     10,000,000     20,000,000      39,158,779
                                    ------------    ------------     -----------    -----------    -----------    ------------
Total interest-bearing liabilities   135,887,269      53,518,087      41,028,106     77,284,685     20,000,000     327,718,147
                                    ------------    ------------     -----------    -----------    -----------    ------------
Excess (deficiency) of interest-
 earning assets over interest-
 bearing liabilities                $ 16,300,868    $(33,697,058)    $28,314,361    $ 7,359,358    $49,552,360    $ 67,829,889
                                    ============    ============     ===========    ===========    ===========    ============
Cumulative gap                      $ 16,300,868    $(17,396,190)    $10,918,171    $18,277,529    $67,829,889

Ratio of cumulative gap to
 total cumulative earning-assets           10.71%         (10.11)%          4.52%          5.61%         17.15%

Ratio of interest-earning assets
 to interest-bearing liabilities          112.00%           90.82%        104.74%        105.94%        120.70%


     The Company's strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 80% to 120% at the less-than one-year-time frame. At December 31, 2002, the Company was able to meet such objective. The interest rate sensitivity analysis has a positive one year gap of approximately $11 million (excess of interest-earning assets to interest-bearing liabilities repricing within one year). However, the Company's experience has shown that NOW, money market, and savings deposits of approximately $62.3 million are less sensitive to short term rate movements, thus the positive one year gap is likely higher.


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

     The table below presents in tabular form the contractual balances and the estimated fair value of the Company's balance sheet financial instruments and their expected maturity dates as of December 31, 2002. The expected maturity categories take into consideration historical prepayments experience as well as management's expectations based on the interest rate environment as of December 31, 2002.

MARKET RISK INFORMATION (IN THOUSANDS)

                                                     PRINCIPAL/NOTIONAL AMOUNT MATURING IN:
                                       ---------------------------------------------------------------                FAIR
                                          2003       2004       2005       2006      2007   THEREAFTER     TOTAL      VALUE
                                       ---------   --------   --------   -------   -------  ----------   ---------   --------
RATE-SENSITIVE ASSETS:
Fixed interest rate loans              $114,222    $31,537    $30,799    $7,934    $3,344    $19,838     $207,674    $220,750
Average interest rate                      6.51%      7.63%      7.90%     8.56%     7.78%      6.51%        6.98%
Variable interest rate loans             97,176        656      1,899        --        --         --       99,731      99,731
Average interest rate                      5.36       7.95%      7.97%       --%       --%        --%        5.43%
Fixed interest rate securities            2,612      1,114        486     1,150     4,324     49,506       59,192      59,512
Average interest rate                      4.74%      4.94%      4.43%     4.59%     4.30%      4.89%        4.83%
Variable interest rate securities           204         --      1,401        --        --        209        1,814       1,814
Average interest rate                      7.64%        --%      5.04%       --%       --%      5.97%        5.44%
RATE-SENSITIVE LIABILITIES:
Savings and interest-bearing deposits    62,312         --         --        --        --         --       62,312      62,312
Average interest rate                       .80%        --%        --%       --%       --%        --%         .80%
Fixed interest rate time deposits       158,836     39,100      9,370    17,749     1,166         --      226,221     292,338
Average interest rate                      2.98%      4.73%      4.68%     4.96%     4.32         --%        3.52%
Variable interest rate time deposits         27         --         --        --        --         --           27          27
Average interest rate                      1.85         --%        --%       --%       --%        --%        1.85%
Fixed interest rate
  Borrowings                                 --         --     10,000        --        --     20,000       30,000      30,000
Average interest rate                        --%        --%      6.72%       --%       --%      5.48%        5.89%
Variable interest rate borrowings         9,159         --         --        --        --         --        9,159       9,159
Average interest rate                      1.63%        --%        --%       --        --%        --%        1.63%

Equity investments of $750,000 are subject to changes in market values.

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

     Scheduled amortization and prepayments of loans, maturities and calls of investment securities and funds from operations provide a daily source of liquidity. In addition, the Company may and does seek outside sources of funds.

     The Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $20,000,000. At December 31, 2002, no federal funds were purchased from other financial institutions. The Company can borrow funds from the FHLB, subject to eligible collateral of loans. At December 31, 2002, our maximum borrowing capacity from the FHLB was $230,833,000. At December 31, 2002, the Company had outstanding borrowings of $30,000,000 with unused borrowing capacity of $200,833,000. In addition, the Company has made arrangements with commercial banks for short-term advances up to $1,792,000 under repurchase agreement lines of credit of which none was advanced at December 31, 2002.

     Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayment of loans are strongly influenced by interest rates, general and local economic conditions and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

     Habersham Bank's liquidity policy requires a minimum ratio of 20% of cash and certain short-term investments to net withdrawable deposit accounts. The Bank's liquidity ratios at December 31, 2002 and 2001 were 21.11% and 18.02%, respectively. Prompt action was taken in January 2002 to bring the liquidity ratio up to the minimum required resulting in a liquidity ratio of 21.11% at January 31, 2002.


COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case by case basis. At December 31, 2002, the Company had outstanding loan commitments approximating $76,807,000 and standby letters of credit approximating $2,788,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

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

                                                    2003           2004           2005           2006           2007
                                                ------------   ------------   ------------   ------------   ------------
Commitments on lines of credit                    76,807,463             --             --             --             --
Standby letters of credit                          2,787,662             --             --             --             --
Commitments under lease agreements                   125,846        116,364         98,493         59,495          2,712
Deposits                                         269,141,050     39,100,353      9,369,731     17,748,984      1,166,322
FHLB advances                                             --             --     10,000,000             --             --
Short-term borrowings                                961,665             --             --             --             --
Securities sold under repurchase agreements        8,227,114             --             --             --             --
                                                ------------   ------------   ------------   ------------   ------------
Total commitments and contractual obligations   $358,050,800   $ 39,216,717   $ 19,468,224   $ 17,808,479   $  1,169,034
                                                ============   ============   ============   ============   ============


     Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.


ACCOUNTING PRONOUNCEMENTS

     In June 2001, the FASB issued SFAS No. 141, "Business Combinations," which is effective for all business combinations initiated after June 30, 2001. SFAS No. 141 requires companies to account for all business combinations using the purchase method of accounting and to recognize intangible assets if certain criteria are met, as well as provide detail disclosures regarding business combinations and allocation of purchase price. Since the Company has not initiated any business combinations during 2001 or 2002, this pronouncement has not impacted the Company's consolidated financial statements.

     In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which eliminates amortization of goodwill and intangible assets that have indefinite useful lives and requires annual tests of impairments of those assets. SFAS No. 142 also provides specific guidance about how to determine and measure goodwill and intangible asset impairments, and requires additional disclosures of information about goodwill and other intangible assets. The provisions of SFAS No. 142 were required to be applied starting with fiscal years beginning after

December 15, 2001 and applied to all goodwill and other intangible assets recognized in financial statements at the date of adoption.

     In accordance with the provisions of SFAS No. 142, the Company tested its goodwill for impairment. To accomplish this, the Company identified its reporting units and determined the carrying value of each reporting unit by assigning the assets and liabilities, including the existing goodwill and intangible assets, to those reporting units as of the date of adoption. The Company completed the test for goodwill impairment as required under SFAS No. 142 during the second quarter of 2002 and determined that the goodwill recorded as of January 1, 2002 was not impaired.

     At December 31, 2002 and 2001, the Company had net unamortized goodwill of approximately $2,489,000. At December 31, 2001, the Company had net unamortized equity method goodwill of approximately $1,058,000. The Company recorded amortization expense relating to such goodwill in the amount of approximately $257,000 for the years ended December 31, 2001 and 2000. The following is a summary of net income and net income per share for the years ended December 31, 2001 and 2000 excluding goodwill amortization expense.

                                            2001                2000
                                         ----------         ------------
Reported net income                      $5,342,791            3,027,308
Add back goodwill amortization              257,300              257,300
                                         ----------         ------------
    Adjusted net income                  $5,600,091            3,284,608
                                         ==========         ============
Basic net income per share:
  Reported net income                    $     1.98                 1.12
  Add back goodwill amortization               0.10                 0.10
                                         ----------         ------------
    Adjusted net income                  $     2.08                 1.22
                                         ==========         ============
Diluted net income per share:
  Reported net income                    $     1.96                 1.12
  Add back goodwill amortization               0.09                 0.10
                                         ----------         ------------
    Adjusted net income                  $     2.05                 1.22
                                         ==========         ============

     Other intangible assets consist of an amount assigned to a noncompete agreement representing the difference between fair value at date of acquisition and recorded amounts which has been amortized on a straight-line basis over five years.

     In June 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations" (SFAS No. 143). SFAS No. 143 requires the Company to record the fair value of an asset retirement obligation as a liability in the period in which it incurs a legal obligation associated with the retirement of tangible long-lived assets that result from acquisition, construction, development, and/or normal use of the assets. The Company would also be required to record a corresponding asset which is depreciated over the life of the asset. Subsequent to the initial measurement of the asset retirement obligation, the obligation will be adjusted at the end of each period to reflect the passage of time and changes in the estimated future cash flows underlying the obligation. The Company is required to adopt SFAS No. 143 on January 1, 2003. The adoption of SFAS No. 143 is not expected to have a material impact on the Company's consolidated financial statements.

     In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001. The adoption of SFAS No. 144 did not have a material effect on the Company's consolidated results of operations, financial position, or cash flows.

     In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in APB Opinion No. 30 must be reclassified. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. Management does not expect the adoption of SFAS No. 145 to have a material effect on the Company's financial condition or results of operations.

     In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. Management does not anticipate that SFAS No. 146 will have a material impact on the Company's financial condition or results of operations.

     In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147's transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 did not have a material impact on the Company's financial condition or results of operations.

     In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board
(APB) Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The Bank adopted the provisions of SFAS No. 148 effective December 31, 2002.

     In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective after for financial statements for periods ending December 15, 2002. Management does not anticipate that the adoption of FIN 45 will have a material impact on the Company's financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities and Interpretation of ARB No. 51" (FIN 46). FIN 46 establishes the criteria for consolidating variable interest entities. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. Management does not anticipate that the adoption of FIN 46 will have a material impact on the Company's financial condition or results of operations.

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See "Market Risk" under Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations".

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company and subsidiaries as of December 31, 2002 and 2001, the related consolidated statements of income, shareholders' equity and comprehensive income, and cash flows and notes to the consolidated financial statements for each of the years in the three year period ended December 31, 2002, the report issued thereon by the Company's independent auditors and quarterly financial data (unaudited) are incorporated herein by reference to the Company's 2002 Annual Report to Shareholders and are attached as Exhibit 13 hereto.


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

Item 11. EXECUTIVE COMPENSATION

     Additional information concerning the compensation of the Company's management appears in the Proxy Statement under the headings "Executive Compensation" and "Election of Directors - Compensation of Directors" and is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2002.




                                                              Equity Compensation Plan Table
                                ------------------------------------------------------------------------------------
                                          (a)                            (b)                         (c)
                                --------------------------       --------------------      -------------------------
                                                                                             Number of securities
                                                                                            remaining available for
                                Number of securities to be         Weighted-average          future issuance under
                                  issued upon exercise of         exercise price of        equity compensation plans
                                   outstanding options,          outstanding options,        (excluding securities
Plan category                      warrants and rights           warrants and rights        reflected in column (a))
-------------                   --------------------------       --------------------      -------------------------
Equity compensation plans
approved by security holders              306,039                       $15.45                        507,747

Equity compensation plans not
approved by security holders                    0                            0                              0
                                          -------                       ------                        -------
Total                                     306,039                       $15.45                        507,747
                                          =======                       ======                        =======

    Additional information concerning beneficial owners of more than 5% of the Company's stock and information concerning the stock owned by the Company's management appears in the Proxy Statement under the heading "Ownership of Stock" and is incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    Information concerning certain relationships and related transactions appears in the Proxy Statement under the heading "Certain Transactions" and is incorporated by reference herein.

Item 14. CONTROLS AND PROCEDURES

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


Item 15. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning principal accountant fees and services appears in the Proxy Statement under the heading "Audit Committee Members - Audit Fees" and "Other Fees" and is incorporated herein by reference.


                                     PART IV

Item 16. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) See Item 8 for a list of the financial statements filed as a part of this report. No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.

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

Exhibit No.                             Document
-----------                             --------

13.0           Financial statements and notes thereto contained in the Habersham
               Bancorp 2002 Annual Report and quarterly financial data
               (unaudited).

21.0           Subsidiaries of Habersham Bancorp.

23.1           Independent Accountants' Consent

----------------

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

(b)  Reports on Form 8-K:

     No reports on Form 8-K were filed during the last quarter of the year ended December 31, 2002.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         HABERSHAM BANCORP (Registrant)


By:  /s/ David D. Stovall                  Date: March 31, 2003
     --------------------------------            -------------------------------
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

          Signature                       Title                      Date
          ---------                       -----                      ----
/s/ Thomas A. Arrendale, Jr.      Chairman of the Board         March 31, 2003
----------------------------      and Director



/s/ Thomas A. Arrendale, III      Vice Chairman of the Board    March 31, 2003
----------------------------      and Director



/s/ David D. Stovall              Director, President and       March 31, 2003
----------------------------      Chief Executive Officer*



/s/ Edward D. Ariail              Director, Vice President      March 31, 2003
----------------------------      and Corporate Secretary



/s/ James E. McCollum             Director, Executive Vice      March 31, 2003
----------------------------      President and Chief
                                  Operating Officer


/s/  Michael C. Martin            Director                      March 31, 2003
----------------------------



/s/ James A. Stapleton, Jr.       Director                      March 31, 2003
----------------------------

          Signature                       Title                      Date
          ---------                       -----                      ----
/s/ Calvin R. Wilbanks            Director                      March 31, 2003
----------------------------



/s/ Annette Banks                Vice President and             March 31, 2003
----------------------------     Chief Financial Officer**

------------------

*   Principal executive officer.
**  Principal financial and accounting officer.

                                  Certification

I, David D. Stovall, Chief Executive Officer of Habersham Bancorp, certify that:

1.   I have reviewed the annual report on Form 10-K of Habersham Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

                                               /s/ David D. Stovall
                                               ---------------------------------
                                               David D. Stovall
                                               Chief Executive Officer

                                  Certification

I, Annette Banks, Chief Financial Officer of Habersham Bancorp, certify that:

1.   I have reviewed this annual report on Form 10-K of Habersham Bancorp;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: March 31, 2003

                                              /s/ Annette Banks
                                              ----------------------------------
                                              Annette Banks
                                              Chief Financial Officer

                                  EXHIBIT INDEX

Exhibit No.                       Document
-----------                       --------

    3.1        Amended and restated Articles of Incorporation of Habersham
               Bancorp, as amended by amendment dated April 16, 1998 (1) and as further amended by amendment dated April 15, 2000. (2)

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

   10.3*       Habersham Bancorp Outside Directors Stock Plan. (6)

   10.4* Habersham Bancorp 1996 Incentive Stock Option Plan, as amended by the First Amendment thereto dated January 29, 2000. (7)

   10.5*       Mortgage Banking Agreement dated as of January 2, 1996 among
               Habersham Bancorp, Habersham Bank, BancMortgage Financial Corp., and Robert S. Cannon and Anthony L. Watts. (8)

   13.0        Financial statements and notes thereto contained in the Habersham
               Bancorp 2002 Annual Report and quarterly financial data.

   21.0        Subsidiaries of Habersham Bancorp

   23.1        Independent Accountants' Consent

   99.1        Certification Pursuant to 18 U.S.C. Section 1380 as adopted
               Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

---------------

(1) Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to the Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915).

(2) Incorporated herein be reference to exhibit 3.1 to Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13153).

(3) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-K for the year December 31, 1989 (File No. 0-13153).

(4) Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991.(File No. 0-13153).

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