Form 10-Q
period 2003-03-31
HABERSHAM BANCORP
filed 2003-05-15
CIK 754597

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

      |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended March 31, 2003

      |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from _____ to _____

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

                                                            Yes |X| No |_|

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).

                                                            Yes |_| No |X|

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

      2,835,763 shares, common stock, $1.00 par value, as of April 30, 2003

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS                                       MARCH 31, 2003   DECEMBER 31, 2002
Cash and due from banks                        $  15,981        $  13,832
Federal funds sold                                    --           27,137
Investment securities available for sale
 (cost of $51,582 at March 31, 2003 and
  $53,793 at December 31, 2002)                   52,672           54,819
Investment securities held to maturity
 (estimated fair value of $7,018 at
  March 31, 2003 and $7,211 at
  December 31, 2002)                               6,629            6,889
Other investments                                  2,002            2,389

Loans held for sale                                4,093               --

Loans                                            299,366          307,346
  Less allowance for loan losses                  (3,593)          (3,533)
                                               ---------        ---------
    Loans, net                                   295,773          303,813
                                               ---------        ---------

Intangible assets                                  2,489            2,489
Other assets                                      18,669           18,043
                                               ---------        ---------
    TOTAL ASSETS                               $ 398,308        $ 429,411
                                               =========        =========

LIABILITIES
Noninterest-bearing deposits                   $  39,253        $  47,967
Interest-bearing deposits                        260,015          288,559
Short-term borrowings                                611              932
Federal funds purchased and securities
  sold under repurchase agreements                14,485            8,227
Federal Home Loan Bank Advances                   30,000           30,000
Other liabilities                                  2,504            2,982
                                               ---------        ---------
    TOTAL LIABILITIES                            346,868          378,667
                                               ---------        ---------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized;
 2,819,968 shares issued at March 31, 2003
 and 2,815,093 shares issued at
 December 31, 2002                                 2,820            2,815
Additional paid-in capital                        13,781           13,721
Retained earnings                                 34,120           33,531
Accumulated other comprehensive income               719              677
                                               ---------        ---------
    TOTAL SHAREHOLDERS' EQUITY                    51,440           50,744
                                               ---------        ---------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                   $ 398,308        $ 429,411
                                               =========        =========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended March 31, 2003 and 2002 (dollars in thousands, except per share amounts)

                                                          2003           2002
INTEREST INCOME
Loans                                                  $    5,164     $    6,040
Investment securities                                         696            732
Federal funds sold                                             13              7
Other                                                          37            156
                                                       ----------     ----------
  TOTAL INTEREST INCOME                                     5,910          6,935

INTEREST EXPENSE
Time deposits, $100,000 and over                              654            933
Other deposits                                              1,134          1,877
Short-term and other borrowings, primarily
  FHLB advances                                               469            589
                                                       ----------     ----------
  TOTAL INTEREST EXPENSE                                    2,257          3,399

NET INTEREST INCOME                                         3,653          3,536
Provision for loan losses                                     263            292
                                                       ----------     ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                  3,390          3,244

NONINTEREST INCOME
  Gain on sale of loans                                        28             50
  Loan fee income                                             239             88
  Service charges on deposits                                 202            167
  Other service charges and commissions                        48             66
  Securities gains, net                                         6            839
  Other income                                                378            377
                                                       ----------     ----------
    Total other income                                        901          1,587

NONINTEREST EXPENSE
  Salary and employee benefits                              1,765          1,676
  Occupancy                                                   366            305
  Computer services                                           107            113
  General and administrative expense                        1,041          1,050
                                                       ----------     ----------
    Total other expense                                     3,279          3,144

INCOME BEFORE INCOME TAXES                                  1,012          1,687
Income tax expense                                            254            398
                                                       ----------     ----------
INCOME FROM CONTINUING OPERATIONS                             758          1,289
Income from Discontinued Operations, net of income
  taxes of $457                                                --            599
                                                       ----------     ----------
NET INCOME                                                    758          1,888
                                                       ==========     ==========

Income from continuing operations per
  common share - basic                                 $      .27     $      .47
Income from discontinued operations per
  common share - basic                                 $      .00     $      .23
                                                       ----------     ----------
NET INCOME PER COMMON SHARE - BASIC                    $      .27     $      .70
                                                       ==========     ==========

Income from continuing operations per
  common share - diluted                               $      .26     $      .46
Income from discontinued operations per
  common share - diluted                               $      .00     $      .22
                                                       ----------     ----------
NET INCOME PER COMMON SHARE - DILUTED                  $      .26     $      .68
                                                       ==========     ==========

WEIGHTED AVERAGE NUMBER OF COMMON
SHARES OUTSTANDING                                      2,818,289      2,698,746
                                                       ==========     ==========
WEIGHTED AVERAGE NUMBER OF COMMON
AND COMMON EQUIVALENT SHARES OUTSTANDING                2,868,268      2,766,195
                                                       ==========     ==========

Dividends per share                                    $      .06     $      .06
                                                       ==========     ==========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 2003 and 2002 (dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:                       2003          2002
  Net income                                              $    758      $  1,888
    Adjustments to reconcile net income to net cash
      (used in) provided by operating activities:
      Provision for loan losses                                263           362
      Depreciation                                             178           141
      Gain on sale of investment securities                     (6)         (839)
      (Gain)Loss on sale of other real estate                   (3)            2
      Net gain on sale of loans                                (28)          (50)
      Amortization of intangible assets                         --             4
      Equity in earnings of investee                            --           (25)
      Deferred income tax benefit                               (9)           (6)
      Proceeds from sale of loans held for sale              5,186            --
      Origination of loans held for sale                    (9,251)           --
      Net cash provided by discontinued operations              --        28,347

  Changes in assets and liabilities:
      Decrease in interest receivable                          149           116
      Decrease (increase) in other assets                       30          (430)
      Decrease in interest payable                            (399)         (834)
      Decrease in other liabilities                            (79)         (316)
                                                          --------      --------
  Net cash (used in) provided by operating activities       (3,211)       28,360
                                                          --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
      Proceeds from maturity                                 5,253         2,545
      Proceeds from sale and call                            3,888         2,392
      Purchases                                             (6,924)       (4,613)
  Investment securities held to maturity:
      Proceeds from maturity                                   158           351
      Proceeds from call                                       101            --
  Other investments:
      Proceeds from sale                                       387         1,807
      Purchases                                                 --          (282)
  Loans:
      Proceeds from sale                                        --         9,216
      Net decrease (increase) in loans                       6,987        (3,975)
  Purchases of premises and equipment                         (221)         (194)
  Proceeds from sale of other real estate                       66           357
  Net additions of other real estate                           (47)           (8)
  Dividends received from other investments                     --            62
  Net cash used in discontinued operations                      --         2,426
                                                          --------      --------
  Net cash provided by investing activities                  9,648        10,084
                                                          --------      --------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Three-Month Periods Ended March 31, 2003 and 2002 (dollars in thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:                            2003         2002
  Net (decrease)increase in deposits                           (37,258)        9,460
  Net (decrease) increase in short-term borrowings                (321)          550
  Net increase (decrease) in federal funds purchased
    and securities sold under repurchase agreements              6,258       (17,850)
  Repayment of notes payable                                        --        (2,038)
  Issuance of common stock                                          65            --
  Cash dividends paid                                             (169)         (162)
  Net cash used by discontinued operations                          --       (29,207)
                                                              --------      --------
    Net cash used by financing activities                      (31,425)      (39,247)
                                                              --------      --------

Decrease in cash and cash equivalents                          (24,988)         (803)

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD                 40,969        16,550
                                                              --------      --------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                     $ 15,981      $ 15,747
                                                              ========      ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                    $  2,656      $  4,664
  Income taxes                                                      --           755

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Other real estate acquired through loan foreclosures          $    831      $    618
Loans granted to facilitate the sale
  of other real estate                                              41            --
Unrealized gain (loss) on investment securities
  available for sale, net of tax effect                             42          (191)

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

      The condensed consolidated financial statements included herein should be read in conjunction with the Company's 2002 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

2. Accounting Policies

      Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company has consistently followed those policies in preparing this report.

3. Other Comprehensive Income

      "Other comprehensive income" refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Comprehensive income for the three months ended March 31, 2003 and 2002 was $800,000 and $1,257,000, respectively.

4. Derivative Instruments

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

Subsequent to the sale of BancMortgage in December of 2002, the Company has no significant derivative instruments.

5. Stock-based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123." SFAS No. 148 amends SFAS No. 123, "Accounting for Stock-Based Compensation," to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in the interim financial information. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost determined under SFAS No. 123 did not differ from the compensation cost determined under APB Opinion No. 25 for the three months ended March 31, 2003 and 2002.

6. Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in APB Opinion No. 30 must be reclassified. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company's financial condition or results of operations.

      In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company's financial condition or results of operations.

      In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions," and FASB Interpretation No. 9, "Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method," and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." In addition, SFAS No. 147 amends SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets," to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147's transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 did not have a material impact on the Company's financial condition or results of operations.

      In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor's obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company's financial condition or results of operations.

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

7. Segment Information

SFAS No. 131 requires that certain disclosures be made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Prior to the sale of BancMortgage, the Company's principal segments were banking and mortgage banking. Subsequently, the Company operates primarily in one segment.

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

      Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. ("Advantage Insurers"), an insurance subsidiary that does not comprise a significant portion of the Company's financial position, results of operations or cash flows. Prior to December 2002, Habersham Bank also owned all of the outstanding stock of BancMortgage Financial Corp ("BancMortgage"). The Advantage Group, Inc. a non-bank subsidiary, provided marketing and advertising services. It ceased operation September 30, 2001.

      BancMortgage was organized in 1996 as a full service mortgage and construction lending company located in the northern Atlanta metropolitan area. During December 2002, the Company sold BancMortgage to the existing management of BancMortgage resulting in a loss of $110,064. The Company's consolidated income statement and statement of cash flows for the months ended March 31, 2002 have been reclassified to reflect the operations of BancMortgage as discontinued. Management's discussion and analysis, which follows, therefore, relates primarily to Habersham Bank.

      The Company's continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee and Warren counties in Georgia. The Company's primary source of revenue is providing loans to businesses and individuals in its market area.

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

      These policies are described in note 2 to the consolidated financial statements which were presented in the Company's 2002 annual report on Form 10-K. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical. Please see "Asset Quality" for a further discussion of the Company's methodology in determining the allowance.

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

      For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated reserves, the Company has established an unallocated reserve of approximately $298,000 at March 31, 2003 and $222,000 at December 31, 2002. The basis for the unallocated reserve is due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions.

      Certain economic factors could have a material impact on the loan loss allowance calculation and its adequacy. The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the calculation is a consideration for concentrations in collateral which secure the loan portfolio. The Company's loan portfolio as of March 31, 2003 is secured primarily by commercial and residential real estate loans comprising approximately 87.9% of the total loan portfolio. While there is a risk that the appraised value of the real estate securing the loans in the portfolio could decrease in value during an economic recession, the majority of the real estate securing the loan portfolio is 1 - 4 family residential properties which are not generally as affected by the down turns in the economy.

      The Company will from time to time make unsecured loans. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrowers ability to pay. The balance of unsecured loans at March 31, 2003 was $8.1 million which does not pose a significant risk to the Company.

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

      Refer to the section entitled "Asset Quality" for an additional discussion of the key assumptions and methods used in determining the allowance for loan losses, as well as inherent risks in estimating the allowance.

Material Changes in Financial Condition

      The Company's total assets decreased $31.1 million, to $398.3 million at March 31, 2003 from $429.4 million at December 31, 2002. The decrease was primarily due to decreases in federal funds sold, the Company's loan portfolio and investment securities of approximately $27 million, $8 million and $2 million, respectively. These decreases were offset by reductions in the deposit portfolio of approximately $37.2 million. National market certificate of deposits decreased approximately $22.4 million, comprising the majority of the $37.2 million decrease in the deposit portfolio. In view of the sale of BancMortgage in December 2002, the Company does not currently need these certificates of deposit as a funding source. Other certificate of deposit balances are declining due to the low interest rates currently available in the market. Loans held for sale increased approximately $4 million during the first quarter of 2003, as the Company began operations of a mortgage department.

      Total loans at Habersham Bank decreased $7.9 million, to $299.3 million at March 31, 2003 from $307.3 million at December 31, 2002. The decrease was primarily the result of a decrease in the real estate loan portfolio. Construction loans that were originated through BancMortgage decreased approximately $6.7 million. The balance in these loans is expected to continue decreasing because the principal will be paid off as construction is completed. In addition, due to the interest rate on mortgage loans, many real estate loans are being refinanced.

      Investment securities available for sale and held to maturity decreased $2.5 million during the quarter primarily due to calls and maturities of approximately $9.4 million offset by purchases of approximately $6.9 million. Other investments decreased $387,000 from $2.4 million at December 31, 2002 to $2.0 million at March 31, 2003 due to the redemption of FHLB stock during the first quarter of 2003.

      Total liabilities decreased $31.8 million, to $346.9 million at March 31, 2003 from $378.7 million at December 31, 2002. Decreases in the deposit portfolio were primarily due to the redemption of certificates of deposit of approximately $28.5 million, consisting of National Market certificates of deposit and a decrease of approximately $8.7 million in noninterest-bearing deposits. The decrease in deposits was offset by an increase in Federal Funds Purchased of approximately $8.7 million.

Material Changes in Results of Operations

      Total interest income for the first quarter of 2003 decreased $1,025,000 or 14.78%, when compared to the first quarter of 2002 primarily due to a decrease in interest income on loans of $876,000 or 14.50%. The decrease was due to decreases in the loan portfolio of Habersham Bank. As a result, loan yields decreased by 42 basis points to 6.94% for the first quarter of 2003 compared to 7.36% for the first quarter of 2002. The yield on investment securities decreased by 64 basis points to 4.51% for the first quarter of 2003 compared to 5.15% for the first quarter of 2002.

      Total interest expense for the first quarter of 2003 decreased $1,142,000 or 33.59%, when compared to the first quarter of 2002 primarily due to a decrease in interest expense on deposits which decreased $1,022,000 or 36.37%, during the first quarter of 2003 when compared to the first quarter of 2002. The decrease was due to the redemption of certificates of deposit of approximately $28.5 million. Average deposits for the first quarter of 2003 decreased approximately $48.4 million or 13.90% when compared to the first quarter of 2002. Average certificates of deposit decreased approximately $51.8 million and average NOW and money market accounts decreased by approximately $6.5 million. These decreases were offset by an increase in average savings accounts of $1.5 million and average demand deposit accounts of approximately $8.3 million.

      Average rates on total deposits decreased by .80% to 2.71% during the first quarter of 2003 compared to 3.51% for the first quarter of 2002. Average rates for NOW and other deposit accounts and certificates of deposit decreased to .59% and 3.39%, respectively, during the first quarter of 2003 compared to ..91% and 4.22%, respectively, during the first quarter of 2002.

      Interest expense on short-term and other borrowings decreased $495,000 or 51.36% when compared to the first quarter of 2002 primarily due to a decrease in average borrowings of approximately $9.7 million or 23.62% when compared to the first quarter of 2002. Average rates on borrowings increased by .55% to 4.58% for the first quarter of 2003 compared to 4.03% for the first quarter of 2002.

      Net interest income increased approximately $117,000 or 3.31%, for the first quarter of 2003 as a result of the items discussed above.

      The net interest margin of the Company, net interest income divided by average earning-assets, was 3.99% for the first quarter of 2003 compared to 3.85% for the first quarter of 2002.

      Noninterest income decreased $686,000 or 43.23% for the first quarter of 2003 over the same period in 2002. During the first quarter of 2003, increases in loan fee income and in service charges on deposits of approximately $151,000 and $35,000, respectively, were offset by a reduction in the gain on security sales of approximately $833,000. In the first quarter of 2002, the Company sold its holdings of FLAG Financial Corp. common stock for a gain of approximately $838,000.

      Noninterest expense increased $135,000 or 4.30% for the first quarter of 2003 over the same period in 2002 due to increases in salary and employee benefits and occupancy expenses. Salary and employee benefits increased primarily due to annual salary adjustments. Occupancy expenses increased approximately $61,000 for the first quarter of 2003 over the same period in 2002 due in part to the addition of two offices in Braselton and Gainesville, Georgia.

      Income tax expense for the three months ended March 31, 2003 and 2002 was $254,000 and $398,000, respectively. The effective tax rate for the three months ended March 31, 2003 and 2002 was 25.09% and 23.58%, respectively. The increase in the effective tax rate in 2003 was due to a decrease in tax-exempt income.

Asset Quality

      The allowance for loan losses represents a reserve for probable losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. As such, the accounting policy followed in the determination of the allowance is considered a critical accounting policy. See "Critical Accounting Policies" for a discussion of management's methodology in determining the allowance.

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

      A provision for loan losses in the amount of $263,000 was charged to expense for the quarter ended March 31, 2003 compared to $292,000 for the quarter ended March 31, 2002 due to an increase in net charge-offs. Net charge-offs for the first quarter of 2003 totaled approximately $202,000. At March 31, 2003 and December 31, 2002, the ratio of allowance for loan losses to total loans, including loans held for sale, was 1.18% and 1.15%, respectively.

      Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets decreased approximately $333,000 or 4.18% from December 31, 2002 to March 31, 2003. The decrease for the first quarter of 2003 was primarily due to fewer past due loans over 90 days and nonaccrual loans. These loans decreased by $341,000 and $803,000, respectively. This reduction was offset by an increase in restructured loans in the amount of $27,000 and an increase in other real estate of approximately $784,000.

      The Company had impaired loans of $1,312,000 and $2,115,000 at March 31, 2003 and December 31, 2002, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the three-month periods ended March 31, 2003 and 2002 was not material.

      The Company's other real estate totaled $3,981,000 and $3,197,000 at March 31, 2003 and December 31, 2002, respectively. The increase was due primarily to the foreclosure of a construction loan of approximately $677,000.

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

      The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At March 31, 2003, the Company had purchased approximately $6,134,000 of the available federal funds. Presently, the Company has made arrangements with commercial banks for short-term advances up to $10,000,000 under a repurchase agreement line of credit of which none was advanced at March 31, 2003, in addition to a total available line of $230,833,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank of which approximately $30,000,000 was advanced at March 31, 2003.

      Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank's liquidity ratios at March 31, 2003 and 2002 were 15.19% and 18.99%, respectively. Since the liquidity ratio at March 31, 2003 was below the policy's requirement of 20%, management began reviewing possible options to increase the liquidity ratio, researched the recent recommendations of the Georgia Department of Banking and Finance and established procedures to ensure that the liquidity is reviewed weekly.

    At March 31, 2003, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company's and the Bank's ratios at March 31, 2003 follow:

                             Habersham              Habersham
                                Bank                 Bancorp
          Tier 1               14.37%                 15.21%
          Total Capital        15.50%                 16.33%
          Leverage             11.43%                 12.07%

Commitments and Contractual Obligations

      The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case by case basis. At March 31, 2003, the Company had outstanding loan commitments approximating $56,182,000 and standby letters of credit approximating $2,462,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party of the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

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

                                                   Due In           Due In           Due In          Due In           Due In
                                                  One Year        Two Years        Three Years     Four Years       Five Years
Commitments on lines of credit                  $ 56,182,163               --               --               --               --
Standby letters of credit                          2,461,723               --               --               --               --
Commitments under lease agreements                   119,392     $    112,612     $     97,266     $     53,890     $      2,712
Deposits                                         106,791,258       18,256,428        8,178,498        5,277,047        1,897,199
FHLB advances                                             --               --       10,000,000               --               --
Short-term borrowings                                610,470               --               --               --               --
Federal funds purchased                            6,134,000               --               --               --               --
Securities sold under repurchase agreements        8,351,434               --               --               --               --
 Total commitments and                          ------------     ------------     ------------     ------------     ------------
   contractual  obligations                     $180,650,440     $ 18,369,040     $ 18,275,764     $  5,330,937     $  1,899,911

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

The interest rate sensitivity analysis, calculated as of March 31, 2003, below has a three month positive gap of approximately $25 million (interest-bearing assets exceeding interest-bearing liabilities repricing within three months).

                                                 DUE IN       DUE AFTER      DUE AFTER     DUE AFTER     DUE AFTER
(DOLLARS IN THOUSANDS)                           THREE      THREE THROUGH  SIX THROUGH    ONE THROUGH      FIVE
                                                 MONTHS       SIX MONTHS   TWELVE MONTHS   FIVE YEARS      YEARS         TOTAL
INTEREST-EARNING ASSETS:
 Investment securities                          $    750      $  1,333       $    748       $  7,726      $ 48,744      $ 59,301
 Loans                                           173,248        17,021         33,910         73,268         1,919       299,366
                                                --------      --------       --------       --------      --------      --------
  Total interest-earning assets                  173,998        18,354         34,658         80,994        50,663       358,667

INTEREST-BEARING LIABILITIES:
 Deposits
  Money Market and NOW                            57,564            --             --             --            --        57,564
  Savings                                          9,303            --             --             --            --         9,303
  Certificates of deposit                         66,707        29,312         41,779         55,346             4       193,148
 Borrowings                                       15,096            --             --         10,000        20,000        45,096
                                                --------      --------       --------       --------      --------      --------
  Total interest-bearing
   liabilities                                   148,670        29,312         41,779         65,346        20,004       305,111

Excess(deficiency) of interest-earning
 assets over(to) interest-bearing
 liabilities                                    $ 25,328      $(10,958)      $ (7,121)      $ 15,648      $ 30,659      $ 53,556
                                                ========      ========       ========       ========      ========      ========

Cumulative gap                                  $ 25,328      $ 14,370       $  7,249       $ 22,897      $ 53,556

Ratio of cumulative gap to total
 cumulative interest-earning assets                14.56%         7.47%          3.19%          7.43%        14.93%
Ratio of cumulative interest-earning assets
  to cumulative interest-bearing
  liabilities                                     117.04%       108.07%        103.30%        108.03%       117.55%

      Management strives to maintain the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities within a range of 80% to 120% at the less than one-year time frame. At March 31, 2003, the Company was able to meet such objective.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

      As of March 31, 2003, there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company's 2002 Annual Report on Form 10K.

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

Exhibit No.                  Document
-----------                  --------

11.1  Computation of Earnings Per Share.

99.1  Certification of Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            HABERSHAM BANCORP
                                            (Registrant)

Date May 15, 2003                           /S/ Annette Banks
                                            ------------------------------------
                                            Chief Financial Officer
                                            (for the Registrant and as the
                                            Registrant's principal financial and
                                            accounting officer)

                                  Certification

I, David D. Stovall, Chief Executive Officer of Habersham Bancorp, certify that:

1.    I have reviewed the quarterly report on Form 10-Q of Habersham Bancorp;

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

Date:  May 15, 2003


/s/ David D. Stovall
-----------------------
David D. Stovall
Chief Executive Officer

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

Date:  May 15, 2003


/s/ Annette Banks
-----------------------
Annette Banks
Chief Financial Officer