Form 10-Q
period 2003-06-30
HABERSHAM BANCORP
filed 2003-08-14
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,837,513 shares, common stock, $1.00 par value, as of July 31, 2003

PART II
SIGNATURES
EX-11.1 COMPUTATION OF EARNINGS PER SHARE
EX-31.1 SECTION 302 CERTIFICATION OF THE CEO
EX-31.2 SECTION 302 CERTIFICATION OF THE CFO
EX-32.1 SECTION 906 CERTIFICATION OF THE CEO & CFO

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

	JUNE 30, 2003	DECEMBER 31, 2002

ASSETS
Cash and due from banks	$9,717	$13,832
Federal funds sold	7,262	27,137
Investment securities available for sale (cost of $58,100 at June 30, 2003 and $53,793 at December 31, 2002)	59,691	54,819
Investment securities held to maturity (estimated fair value of $6,468 at June 30, 2003 and $7,211 at December 31, 2002)	6,020	6,889
Other investments	1,652	2,389
Loans held for sale	5,111	—
Loans	293,859	307,346
Less allowance for loan losses	(3,732)	(3,533)

Loans, net	290,127	303,813

Intangible assets	2,489	2,489
Other assets	18,046	18,043

TOTAL ASSETS	$400,115	$429,411

LIABILITIES
Noninterest-bearing deposits	$42,428	$47,967
Interest-bearing deposits	263,904	288,559
Short-term borrowings	572	932
Federal funds purchased and securities sold under repurchase agreements	8,252	8,227
Federal Home Loan Bank advances	30,000	30,000
Other liabilities	2,396	2,982

TOTAL LIABILITIES	347,552	378,667

SHAREHOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,837,263 shares issued at June 30, 2003 and 2,815,093 shares issued at December 31, 2002	2,837	2,815
Additional paid-in capital	13,959	13,721
Retained earnings	34,717	33,531
Accumulated other comprehensive income	1,050	677

TOTAL SHAREHOLDERS’ EQUITY	52,563	50,744

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$400,115	$429,411

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended June 30, 2003 and 2002
(dollars in thousands, except per share amounts)

	2003	2002

INTEREST INCOME
Loans	$5,129	$5,961
Investment securities	614	780
Federal funds sold	16	11
Other	48	81

TOTAL INTEREST INCOME	5,807	6,833
INTEREST EXPENSE
Time deposits, $100,000 and over	601	857
Other deposits	1,055	1,606
Short-term and other borrowings, primarily FHLB advances	464	551

TOTAL INTEREST EXPENSE	2,120	3,014
NET INTEREST INCOME	3,687	3,819
Provision for loan losses	262	357

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,425	3,462
NONINTEREST INCOME
Gain on sale of loans	148	19
Loan fee income	271	69
Service charges on deposits	215	173
Other service charges and commissions	50	60
Securities gains(losses), net	5	(1)
Other income	414	349

Total other income	1,103	669
NONINTEREST EXPENSE
Salary and employee benefits	1,887	1,683
Occupancy	369	319
Computer services	91	111
General and administrative expense	1,097	1,152

Total other expense	3,444	3,265
INCOME BEFORE INCOME TAXES	1,084	866
Income tax expense	316	131

INCOME FROM CONTINUING OPERATIONS	768	735
Income from discontinued operations, net of income taxes of $93	—	81

NET INCOME	$768	$816

Income from continuing operations per common share – basic	$.27	$.27
Income from discontinued operations per common share – basic	.00	.03

NET INCOME PER COMMON SHARE – BASIC	$.27	$.30

Income from continuing operations per common share – diluted	$.27	$.26
Income from discontinued operations per common share – diluted	.00	.03

NET INCOME PER COMMON SHARE – DILUTED	$.27	$.29

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,834,835	2,718,370

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,877,486	2,809,277

Dividends per share	$.06	$.06

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Six-Month Periods Ended June 30, 2003 and 2002
(dollars in thousands, except per share amounts)

	2003	2002

INTEREST INCOME
Loans	$10,292	$12,001
Investment securities	1,310	1,513
Federal funds sold	29	17
Other	86	236

TOTAL INTEREST INCOME	11,717	13,767
INTEREST EXPENSE
Time deposits, $100,000 and over	1,255	1,789
Other deposits	2,189	3,483
Short-term and other borrowings, primarily FHLB advances	933	1,140

TOTAL INTEREST EXPENSE	4,377	6,412
NET INTEREST INCOME	7,340	7,355
Provision for loan losses	525	649

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	6,815	6,706
NONINTEREST INCOME
Gain on sale of loans	213	69
Loan fee income	473	157
Service charges on deposits	418	340
Other service charges and commissions	99	125
Securities gains, net	10	839
Other income	792	726

Total other income	2,005	2,256
NONINTEREST EXPENSE
Salary and employee benefits	3,653	3,359
Occupancy	734	624
Computer services	198	224
General and administrative expense	2,139	2,202

Total other expense	6,724	6,409
INCOME BEFORE INCOME TAXES	2,096	2,553
Income tax expense	570	529

INCOME FROM CONTINUING OPERATIONS	1,526	2,024
Income from discontinued operations, net of income taxes of $551	—	680

NET INCOME	$1,526	$2,704

Income from continuing operations per common share – basic	$.54	$.75
Income from discontinued operations per common share – basic	.00	.25

NET INCOME PER COMMON SHARE – BASIC	$.54	$1.00

Income from continuing operations per common share – diluted	$.53	$.73
Income from discontinued operations per common share – diluted	.00	.24

NET INCOME PER COMMON SHARE – DILUTED	$.53	$.97

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,826,607	2,708,612

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,873,277	2,787,765

Dividends per share	$.12	$.12

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-month Periods Ended June 30, 2003 and 2002
(dollars in thousands)

	2003	2002

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income	$1,526	$2,704
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Provision for loan losses	525	649
Depreciation	364	296
Gain on sale of investment securities	(10)	(839)
(Gain)loss on sale of other real estate	(3)	54
Gain on sale of other investments	(60)	—
Loss on sale of premises & equipment	—	11
Gain on sale of loans	(213)	(69)
Amortization of intangible assets	—	4
Equity in earnings of investee	—	(53)
Deferred income tax benefit	(24)	(19)
Proceeds from sale of loans held for sale	22,622	—
Origination of loans held for sale	(27,520)	—
Net cash provided by discontinued operations	—	28,195
Changes in assets and liabilities:
Decrease in interest receivable	236	207
Decrease in other assets	306	70
Decrease in interest payable	(618)	(1,178)
Decrease in other liabilities	32	(820)

Net cash (used in) provided by operating activities	(2,837)	29,212

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	10,698	5,359
Proceeds from sale and call	4,136	4,317
Purchases	(19,137)	(10,986)
Investment securities held to maturity:
Proceeds from maturity	470	972
Proceeds from call	405	—
Other investments:
Proceeds from sale	797	2,517
Purchases	—	(1,248)
Loans:
Proceeds from sale	—	12,244
Net decrease (increase) in loans	12,263	(1,409)
Purchases of premises and equipment	(854)	(558)
Proceeds from sale of premises & equipment	—	195
Proceeds from sale of other real estate	752	3,681
Net additions of other real estate	(74)	(10)
Dividends received from other investment	—	62
Net cash used in discontinued operations	—	609

Net cash provided by investing activities	9,456	15,745

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS – CONTINUED
(Unaudited) For the Six-Month Periods Ended June 30, 2003 and 2002
(dollars in thousands)

	2003	2002

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(30,194)	(3,397)
Net (decrease) increase in short-term borrowings	(360)	529
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	25	(10,261)
Repayment of notes payable	—	(2,127)
Issuance of common stock	260	677
Cash dividends paid	(340)	(325)
Net cash used by discontinued operations	—	(28,453)

Net cash used by financing activities	(30,609)	(43,357)

(Decrease) increase in cash and cash equivalents	(23,990)	1,600
CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	40,969	16,550

CASH AND CASH EQUIVALENTS: END OF PERIOD	$16,979	$18,150

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$4,995	$8,332
Income taxes	480	1,865
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Other real estate acquired through loan foreclosures	$857	$1,372
Loans granted to facilitate the sale of other real estate	41	—
Unrealized gain (loss) on investment securities available for sale, net of tax effect	373	(44)

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

     The condensed consolidated financial statements included herein should be read in conjunction with the Company’s 2002 consolidated financial statements and notes thereto, included in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002.

2. Accounting Policies

     Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2002. The Company has consistently followed those policies in preparing this report.

3. Other Comprehensive Income

     “Other comprehensive income” refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Comprehensive income for the six months ended June 30, 2003 and 2002 was $1,899,000 and $2,660,000, respectively, and for the three months ended June 30, 2003 and 2002 was $1,098,000 and $1,403,000, respectively.

4. Derivative Instruments

     In the normal course of business, as part of its former mortgage banking operations, the Company extended interest rate lock commitments to borrowers who applied for loan funding and met certain credit and underwriting criteria. Such commitments were typically for short terms. Such commitments to originate fixed-rate mortgage loans for resale and forward commitments to sell mortgage-backed securities were the Company’s only derivative instruments.

     The Company’s objective in entering into forward commitments to sell mortgage-backed securities was to mitigate the interest rate risk associated with mortgage loans held for sale and commitments to originate fixed-rate mortgage loans for resale.

Subsequent to the sale of BancMortgage in December of 2002, the Company has no significant derivative instruments.

5. Stock-based Compensation

In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure – an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost determined under SFAS No. 123 did not differ from the compensation cost determined under APB Opinion No. 25 for the three and six months ended June 30, 2003 and 2002, as all stock options granted are vested on the date of grant and there were no options granted during the first six months of 2003 or 2002.

6. Recent Accounting Pronouncements

In April 2002, the FASB issued SFAS No. 145, Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. SFAS No. 145 updates, clarifies, and simplifies existing accounting pronouncements. SFAS No. 145 requires that in certain circumstances previous items classified as extraordinary that do not meet the criteria in APB Opinion No. 30 must be reclassified. SFAS No. 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS No. 145 did not have a material effect on the Company’s financial condition or results of operations.

     In July 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities. SFAS No. 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. SFAS No. 146 requires recognition of a liability for a cost associated with an exit or disposal activity when the liability is incurred, as opposed to when the entity commits to an exit plan. SFAS No. 146 is effective prospectively for exit or disposal activities initiated after December 31, 2002. The adoption of SFAS No. 146 did not have a material impact on the Company’s financial condition or results of operations.

     In October 2002, the FASB issued SFAS No. 147, Acquisitions of Certain Financial Institutions. SFAS No. 147 removes acquisitions of financial institutions from the scope of both SFAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17, When a Savings and Loan Association or a Similar Institution is Acquired in a Business Combination Accounted for by the Purchase Method, and requires that those transactions be accounted for in accordance with SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. In addition, SFAS No. 147 amends SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, to include in its scope long-term customer-relationship intangible assets of financial institutions such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets. SFAS No. 147’s transition provisions require affected institutions to reclassify their SFAS No. 72 goodwill as SFAS No. 142 goodwill as of the date the Company initially applied SFAS No. 142 in its entirety. The adoption of SFAS No. 147 did not have a material impact on the Company’s financial condition or results of operations.

     In November 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 requires that the guarantor recognize, at the inception of certain guarantees, a liability for the fair value of the obligation undertaken in issuing such guarantee. FIN 45 also requires additional disclosure about the guarantor’s obligations under certain guarantees that it has issued. The initial recognition and measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002 and the disclosure requirements are effective for financial statements for periods ending after December 15, 2002. The adoption of FIN 45 did not have a material impact on the Company’s financial condition or results of operations.

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46). FIN 46 establishes the criteria for consolidating variable interest entities. FIN 46 is effective for fiscal years or interim periods beginning after June 15, 2003, to variable entities that were acquired before February 1, 2003. Management does not anticipate that the adoption of FIN 46 will have a material impact on the Company’s financial condition or results of operations.

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The Company does not expect that SFAS No. 149 will have a significant effect on its consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect that SFAS No. 150 will have a significant effect on its consolidated financial statements.

7. Segment Information

SFAS No. 131 requires that certain disclosures be made by public business enterprises to report information about operating segments in annual financial statements and requires those enterprises to report selected information about operating segments in interim financial reports issued to shareholders. It also establishes standards for related disclosures about products and services, geographic areas, and major customers. Prior to the sale of BancMortgage, the Company’s principal segments were banking and mortgage banking. Subsequently, the Company operates primarily in one segment.

Item. 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

     Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank (“Habersham Bank”) and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. (“Advantage Insurers”), an insurance subsidiary that does not comprise a significant portion of the Company’s financial position, results of operations or cash flows. Prior to December 2002, Habersham Bank also owned all of the outstanding stock of BancMortgage Financial Corp (“BancMortgage”).

     BancMortgage was organized in 1996 as a full-service mortgage and construction lending company located in the northern Atlanta metropolitan area. During December 2002, the Company sold BancMortgage to the existing management of BancMortgage resulting in a loss of $110,064. The Company’s consolidated income statement and statement of cash flows for the three and six months ended June 30, 2002 have been reclassified to reflect the operations of BancMortgage as discontinued. Management’s discussion and analysis, which follows, therefore, relates primarily to Habersham Bank.

     The Company’s continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee, and Warren counties in Georgia. The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

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

     These policies are described in note 2 to the consolidated financial statements which were presented in the Company’s 2002 annual report on Form 10-K. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical. Please see “Asset Quality” for a further discussion of the Company’s methodology in determining the allowance.

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

     For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated reserves, the Company has established an unallocated reserve of approximately $301,000 at June 30, 2003 and $222,000 at December 31, 2002. The basis for the unallocated reserve is due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions.

     Certain economic factors could have a material impact on the loan loss allowance calculation and its adequacy. The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the calculation is a consideration for concentrations in collateral which secure the loan portfolio. The Company’s loan portfolio is secured primarily by commercial and residential real estate loans comprising approximately 87.35% of the total loan portfolio. While there is a risk that the appraised value of the real estate securing the loans in the portfolio could decrease in value during an economic recession, the majority of the real estate securing the loan portfolio is 1 – 4 family residential properties which are not generally as affected by the down turns in the economy.

     The Company will from time to time make unsecured loans. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrowers ability to pay. The balance of unsecured loans at June 30, 2003 and December 31, 2002 was $8.2 million and $8.8 million, respectively.

     The Company is not aware of any large loan relationships that if defaulted would have a significant impact on the allowance for loan losses.

     Management believes that the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial condition of borrowers and other factors. In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses. Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination.

     Refer to the section entitled “Asset Quality” for an additional discussion of the key assumptions and methods used in determining the allowance for loan losses.

Material Changes in Financial Condition

     The Company’s total assets decreased $29.3 million, to $400.1 million at June 30, 2003 from $429.4 million at December 31, 2002. The decrease was primarily due to decreases in federal funds sold and the Company’s loan portfolio of approximately $19.8 million and $8.4 million, respectively. These decreases were offset by reductions in the deposit portfolio of approximately $30.2 million. National market certificates of deposit decreased approximately $18.9 million, comprising the majority of the $30.2 million decrease in the deposit portfolio. In view of the sale of BancMortgage in December 2002, the Company does not currently require these certificates of deposit as a funding source. Other certificates of deposit balances are declining due to the low interest rates currently available in the market. Loans held for sale increased approximately $5 million during the first six months of 2003, as the Company began operations of a mortgage department.

     Total loans at Habersham Bank decreased $13.5 million, to $293.8 million at June 30, 2003 from $307.3 million at December 31, 2002. The decrease was primarily the result of a decrease in the real estate loan portfolio of approximately $29.9 million and by decreases of approximately $.9 million in other loan portfolios offset by increases in the commercial loan portfolio of approximately $17.3 million. The decrease in the real estate loan portfolio was primarily due to the roll-off of approximately $25.4 million in construction loans originated through BancMortgage. The balance in these loans is expected to continue decreasing because the principal will be paid off as construction is completed. In addition, due to the interest rate on mortgage loans, many real estate loans are being refinanced.

     Investment securities available for sale and held to maturity increased $3.3 million during the first six months of 2003 primarily due to purchases of approximately $19 million offset by maturities and calls of approximately $15.7 million. Other investments decreased $737,000 from $2.4 million at December 31, 2002 to $1.6 million at June 30, 2003 due to the redemption of FHLB stock during the first quarter of 2003 of $637,000 and the sale of an investment in Forsyth Bancshares, Inc. common stock of $100,000.

     Total liabilities decreased $31.1 million, to $347.6 million at June 30, 2003 from $378.7 million at December 31, 2002. Decreases in the deposit portfolio were primarily due to the redemption of certificates of deposit of approximately $31.3 million.

Material Changes in Results of Operations

     Total interest income for the second quarter of 2003 and for the first six months of 2003 decreased $1,026,000 or 15.02% and $2,050,000 or 14.89%, respectively, when compared to the second quarter of 2002 and the first six months of 2002. These decreases were due to decreases in the loan portfolio of Habersham Bank. Average loan balances decreased $17.8 million or 5.69% during the first six months of 2003 compared to the first six months of 2002. Loan yields decreased by .73% to 6.94% for the first six months of 2003 compared to 7.67% for the first six months of 2003. Average investment securities balances increased $2.6 million or 4.66% during the first six months of 2003 compared to the first six months of 2002. Yields on investment securities decreased by .90% to 4.35% for the first six months of 2003 compared to 5.25% for the first six months of 2002.

     Total interest expense for the second quarter of 2003 decreased $894,000 or 29.66%, when compared to the second quarter of 2002. Total interest expense for the first six months of 2003 decreased $2,035,000 or 31.74% when compared to the first six months of 2002. The decrease in interest expense was primarily due to redemptions of certificates of deposit with higher rates as well as a declining interest rate environment during 2003. Average interest bearing deposits for the first six months of 2003 decreased approximately $42.5 million or 13.90% when compared to the first six months of 2002. Average certificates of deposit decreased approximately $44.4 million offset by increases in average savings accounts and average NOW and money market accounts of approximately $1.4 and $.5 million, respectively.

     Average rates on interest-bearing deposits decreased by .83% to 2.62% during the first six months of 2003 compared to 3.45% for the first six months of 2002. Average rates for NOW and other deposit accounts and certificates of deposit decreased to .65% and 2.46%, respectively, during the first six months of 2003 compared to .92% and 3.26%, respectively, during the first six months of 2002.

     Interest expense on short-term and other borrowings for the second quarter of 2003 decreased $87,000 or 15.79% when compared to the second quarter of 2002 and decreased $207,000 or 18.16% for the first six months of 2003 when compared to the first six months of 2002 primarily due to a decrease in average borrowings of approximately $10.9 million or 20.76% when comparing the first six months of 2003 with the first six months of 2002. Average rates on borrowings increased by .14% to 4.49% for the first six months of 2003 compared to 4.35% for the first six months of 2002.

     Net interest income decreased approximately $132,000 or 3.46%, for the second quarter of 2003 as compared to the second quarter of 2002 and remained relatively constant as compared to the first six months of 2002 as a result of the items discussed above.

     The net interest margin of the Company, net interest income divided by average earning-assets, was 4.00% for the first six months of 2003 compared to 3.82% for the first six months of 2002. The increase in the net interest margin resulted primarily from decreases in the average rates paid on deposit accounts.

     Noninterest income increased $434,000 or 64.87% for the second quarter of 2003 over the same period in 2002. Noninterest income decreased $251,000 or 11.13% for the first six months of 2003 over the same period in 2002. During the second quarter of 2003, increases in loan fee income and in gain on sale of loans of approximately $202,000 and $129,000, respectively, were the result of increased activity in loans held for sale. The decrease in the first six months of 2003 is primarily due to the decrease in securities gain of approximately $829,000 offset by increases in loan fee income and in service charges on deposits of approximately $316,000 and $78,000, respectively. The security gain for the first six months of 2002 consisted primarily of the gain on the sale of Habersham Bancorp’s investment in FLAG common stock. The increase in loan fee income for the three and six month periods was primarily the result of increased activity in loans held for sale by Habersham Mortgage, a division of Habersham Bank.

     Noninterest expense increased $179,000 or 5.48% for the second quarter of 2003 over the same period in 2002. Noninterest expense increased $315,000 or 4.91% for the first six months of 2003 over the same period in 2002. These increases were due to increases in salary and employee benefits and occupancy expenses. Salary and employee benefits increased primarily due to annual salary adjustments. Occupancy expenses increased approximately $50,000 and $110,000 for the second quarter and the first six month period of 2003, respectively, over the same periods in 2002 due in part to the addition of two offices in Braselton and Gainesville, Georgia.

     Income tax expense for the three months ended June 30, 2003 and 2002 was $316,000 and $131,000, respectively. Income tax expense for the six months ended June 30, 2003 and 2002 was $570,000 and $529,000, respectively. The effective tax rate for the six months ended June 30, 2003 and 2002 was 27.19% and 20.72%, respectively. The increase in the effective tax rate in 2003 was due to a decrease in tax-exempt income.

Asset Quality

     The allowance for loan losses represents a reserve for probable losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. As such, the accounting policy followed in the determination of the allowance is considered a critical accounting policy. See “Critical Accounting Policies” for a discussion of management’s methodology in determining the allowance.

     A provision for loan losses in the amount of $262,000 was charged to expense for the quarter ended June 30, 2003 compared to $357,000 for the quarter ended June 30, 2002. A provision for loan losses in the amount of $525,000 was charged to expense for the first six months of 2003 compared to $649,000 for the first six months of 2002. Net charge-offs for the first six months totaled approximately $326,000. At June 30, 2003 and December 31, 2002, the ratio of allowance for loan losses to total loans, including loans held for sale, was 1.25% and 1.15%, respectively.

     Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets decreased approximately $547,000 or 6.85% from December 31, 2002 to June 30, 2003. The decrease for the first six months of 2003 was primarily due to decreases in accruing loans 90 days past due and restructured loans of approximately $678,000 and $42,000, respectively, offset by increases in nonaccrual loans and other real estate of approximately $151,000 and $22,000, respectively.

     The Company had impaired loans of $2,137,000 and $2,115,000 at June 30, 2003 and December 31, 2002, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the six-month periods ended June 30, 2003 and 2002 was not material.

     The Company’s other real estate totaled $3,348,000 and $3,197,000 at June 30, 2003 and December 31, 2002, respectively. The increase was due primarily to foreclosures of mortgage loans secured by residential property of approximately $857,000 and additions of expenses to complete construction of approximately $74,000 offset by sales of foreclosed properties of approximately $780,000.

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

     The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At June 30, 2003, the Company had purchased none of the available federal funds. Presently, the Company has made arrangements with commercial banks for short-term advances up to $10,000,000 under a repurchase agreement line of credit of which none was advanced at June 30, 2003, in addition to a total available line of $230,833,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank of which approximately $30,000,000 was advanced at June 30, 2003.

     Habersham Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at June 30, 2003 and 2002 were 26.09% and 20.55%, respectively.

     At June 30, 2003, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company’s and the Bank’s ratios at June 30, 2003 follow:

	Habersham	Habersham
	Bank	Bancorp

Tier 1	14.68%	15.46%
Total Capital	15.85%	16.62%
Leverage	11.81%	12.41%

Commitments and Contractual Obligations

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making theses commitments as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case by case basis. At June 30, 2003, the Company had outstanding loan commitments approximating $48,518,000 and standby letters of credit approximating $1,714,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party of the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

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

	Due In	Due In	Due In	Due In	Due In
	One Year	Two Years	Three Years	Four Years	Five Years

Commitments on lines of credit	$48,518,191	$—	$—	$—	$—
Standby letters of credit	1,714,120	—	—	—	—
Commitments under lease agreements	119,392	107,738	96,951	28,205	2,712
Deposits	256,841,881	19,238,367	18,187,381	9,317,423	2,746,332
FHLB advances	—	—	10,000,000		—
Short-term borrowings	572,509	—	—	—	—
Securities sold under repurchase agreements	8,251,857	—	—	—	—

Total commitments and contractual obligations	$316,017,950	$19,346,105	$28,284,332	$9,345,628	$2,749,044

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

The interest rate sensitivity analysis, calculated as of June 30, 2003, below has a three month positive gap of approximately $38 million (interest-bearing assets exceeding interest-bearing liabilities repricing within three months).

	DUE IN	DUE AFTER	DUE AFTER	DUE AFTER	DUE AFTER	TOTAL
(Dollars in Thousands)	THREE	THREE THROUGH	SIX THROUGH	ONE THROUGH	FIVE
	MONTHS	SIX MONTHS	TWELVE MONTHS	FIVE YEARS	YEARS

INTEREST-EARNING ASSETS:
Fed funds sold	$7,262	$—	$—	$—	$—	$7,262
Investment securities	1,325	544	507	6,850	56,485	65,711
Loans	166,928	22,579	38,187	64,807	1,358	293,859

Total interest-earning assets	175,515	23,123	38,694	71,657	57,843	366,832
INTEREST-BEARING LIABILITIES:
Deposits
Money Market and NOW	59,479	—	—	—	—	59,479
Savings	9,243	—	—	—	—	9,243
Certificates of deposit	60,060	21,673	63,958	49,479	12	195,182
Borrowings	8,824	—	—	10,000	20,000	38,824

Total interest-bearing liabilities	137,606	21,673	63,958	59,479	20,012	302,728
Excess(deficiency) of interest-earning assets over(to) interest-bearing liabilities	$37,909	$1,450	$(25,264)	$12,178	$37,831	$64,104

Cumulative gap	$37,909	$39,359	$14,095	$26,273	$64,104
Ratio of cumulative gap to total cumulative interest-earning assets	21.60%	19.81%	5.94%	8.50%	17.48%
Ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities	127.55%	124.71%	106.31%	109.29%	121.18%

     Management strives to maintain the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities within a range of 80% to 120% at the less than one-year time frame. At June 30, 2003, the Company was outside the range of 80% to 120% for the “Less Than 3 Months and the 3-6 Months” categories primarily due to the rate of real estate construction loan repayments over the rate of national market certificates of deposit redemptions which creates an excess of cash available for investment held in Federal Funds Sold. Management is taking steps to increase interest earning assets, primarily through quality loans and investment securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of June 30, 2003, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10K.

Item 4. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to the Company’s knowledge, in other factors that could significantly affect those internal controls subsequent to the date the Company carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II
OTHER INFORMATION

Item 1. Legal proceedings.

None

Item 2. Changes in securities.

None

Item 3. Defaults upon senior securities.

None

Item 4. Submission of matters to a vote of security holders.

(a)	The regular annual meeting of the shareholders of the Company was held on April 19, 2003.

(b)	The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were: Edward D. Ariail, Thomas A. Arrendale, Jr., Thomas A. Arrendale, III, Michael C. Martin, James E. McCollum, James A. Stapleton, Jr., David D. Stovall, and Calvin R. Wilbanks.

At the registrant’s Annual Meeting of Shareholders on April 19, 2003, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director. There were no broker non-votes or abstentions.

Name	Votes For	Votes Withheld
Edward D. Ariail	883,123	17,396
Thomas A. Arrendale, Jr.	870,323	30,196
Thomas A. Arrendale, III	883,123	17,396
Michael C. Martin	891,323	9,196
James E. McCollum	883,123	17,396
James A. Stapleton, Jr.	891,323	9,196
David D. Stovall	883,123	17,396
Calvin R. Wilbanks	878,523	21,996

Item 5. Other information.

None

Item 6. Exhibit and reports on Form 8-K

     (a)  The registrant submits herewith as exhibits to this report on Form 10-Q the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

     (b)  Form 8-K filed on April 22, 2003, reporting earnings for the first quarter of 2003 under Item 9 pursuant to instructions contained in Item 12 and SEC Release Nos. 33-8176 and 34-47226.

Exhibit No.	Document

11.1	Computation of Earnings Per Share.

31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Act”).

31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Act.

32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Act.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HABERSHAM BANCORP (Registrant)

Date August 14, 2003	/S/ Annette Banks

Chief Financial Officer (for the Registrant and as the Registrant’s principal financial and accounting officer)