Form 10-Q
period 2003-09-30
HABERSHAM BANCORP
filed 2003-11-14
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

x QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

     Check whether the issuer: (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.                                                                                  Yes    x     No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).            Yes       No    x

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

     2,937,500 shares, common stock, $1.00 par value, as of October 31, 2003

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	SEPTEMBER 30,2003	DECEMBER 31,2002
Cash and due from banks	$9,929	$13,832
Federal funds sold	8,393	27,137
Investment securities available for sale (cost of $70,949 at September 30, 2003 and $53,793 at December 31, 2002)	71,153	54,819
Investment securities held to maturity (estimated fair value of $5,588 at September 30, 2003 and $7,211 at December 31, 2002)	5,275	6,889
Other investments	1,652	2,389
Loans held for sale	2,207	—
Loans	269,852	307,346
Less allowance for loan losses	(3,806)	(3,533)

Loans, net	266,046	303,813

Intangible assets	2,489	2,489
Other assets	18,341	18,043

TOTAL ASSETS	$385,485	$429,411

LIABILITIES
Noninterest-bearing deposits	$41,982	$47,967
Interest-bearing deposits	248,935	288,559
Short-term borrowings	143	932
Federal funds purchased and securities sold under repurchase agreements	10,204	8,227
Federal Home Loan Bank advances	30,000	30,000
Other liabilities	2,347	2,982

TOTAL LIABILITIES	333,611	378,667

SHAREHOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,848,483 shares issued at September 30, 2003 and 2,815,093 shares issued at December 31, 2002	2,848	2,815
Additional paid-in capital	13,968	13,721
Retained earnings	34,923	33,531
Accumulated other comprehensive income	135	677

TOTAL SHAREHOLDERS’ EQUITY	51,874	50,744

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$385,485	$429,411

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended September 30, 2003 and 2002
(dollars in thousands, except per share amounts)

	2003	2002
INTEREST INCOME
Loans	$4,729	$5,745
Investment securities	620	758
Federal funds sold	20	5
Other	26	93

TOTAL INTEREST INCOME	5,395	6,601
INTEREST EXPENSE
Time deposits, $100,000 and over	529	835
Other deposits	939	1,476
Short-term and other borrowings, primarily FHLB advances	466	563

TOTAL INTEREST EXPENSE	1,934	2,874
NET INTEREST INCOME	3,461	3,727
Provision for loan losses	263	239

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,198	3,488
NONINTEREST INCOME
Gain on sale of loans	244	94
Loan fee income	72	85
Service charges on deposits	201	186
Other service charges and commissions	45	65
Securities gains, net	2	4
Other income	313	490

Total other income	877	924
NONINTEREST EXPENSE
Salary and employee benefits	1,869	1,709
Occupancy	387	340
Computer services	97	115
General and administrative expense	1,220	884

Total other expense	3,573	3,048
INCOME BEFORE INCOME TAXES	502	1,364
Income tax expense	125	428

INCOME FROM CONTINUING OPERATIONS	377	936
Income from discontinued operations, net of income taxes of $669	—	1,214

NET INCOME	$377	$2,150
Income from continuing operations per common share- basic	$.13	$.34
Income from discontinued operations per common share — basic	—	.43

NET INCOME PER COMMON SHARE — BASIC	$.13	$.77

Income from continuing operations per common share — diluted	$.13	$.33
Income from discontinued operations per common share — diluted	—	.42

NET INCOME PER COMMON SHARE — DILUTED	$.13	$.75

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,842,682	2,784,813

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,906,121	2,857,534

Dividends per share	$.06	$.06

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Nine-Month Periods Ended September 30, 2003 and 2002
(dollars in thousands, except per share amounts)

	2003	2002
INTEREST INCOME
Loans	$15,022	$17,746
Investment securities	1,930	2,270
Federal funds sold	49	22
Other	110	330

TOTAL INTEREST INCOME	17,111	20,368
INTEREST EXPENSE
Time deposits, $100,000 and over	1,784	2,625
Other deposits	3,128	4,959
Short-term and other borrowings, primarily FHLB advances	1,399	1,702

TOTAL INTEREST EXPENSE	6,311	9,286
NET INTEREST INCOME	10,800	11,082
Provision for loan losses	787	888

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	10,013	10,194
NONINTEREST INCOME
Gain on sale of loans	684	163
Loan fee income	318	242
Service charges on deposits	619	527
Other service charges and commissions	144	190
Securities gains, net	12	843
Other income	1,105	1,216

Total other income	2,882	3,181
NONINTEREST EXPENSE
Salary and employee benefits	5,522	5,067
Occupancy	1,121	964
Computer services	295	340
General and administrative expense	3,359	3,086

Total other expense	10,297	9,457
INCOME BEFORE INCOME TAXES	2,598	3,918
Income tax expense	695	957

INCOME FROM CONTINUING OPERATIONS	1,903	2,961
Income from discontinued operations, net of income taxes of $1,220	—	1,893

NET INCOME	$1,903	$4,854

Income from continuing operations per common share- basic	$.67	$1.08
Income from discontinued operations per common share — basic	—	.69

NET INCOME PER COMMON SHARE — BASIC	$.67	$1.77

Income from continuing operations per common share — diluted	$.66	$1.05
Income from discontinued operations per common share — diluted	—	.67

NET INCOME PER COMMON SHARE — DILUTED	$.66	$1.72

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,832,024	2,734,464

WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,884,284	2,807,805

Dividends per share	$.18	$.18

     See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended SEPTEMBER 30, 2003 and 2002
(dollars in thousands)

CASH FLOWS FROM OPERATING ACTIVITIES:	2003	2002
Net income	$1,903	$4,854
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Provision for loan losses	787	888
Depreciation	558	452
Securities gains, net	(12)	(843)
(Gain)loss on sale of other real estate	78	(3)
Gain on sale of other investments	(60)	(277)
Gain on sale of loans	(684)	(163)
Amortization of intangible assets	—	4
Equity in loss of investee	—	45
Deferred income tax benefit	(36)	(28)
Proceeds from sale of loans held for sale	39,417	—
Origination of loans held for sale	(40,940)	—
Net cash used by discontinued operations	—	(9,168)
Changes in assets and liabilities:
Decrease in interest receivable	253	467
Decrease (increase) in other assets	244	(3,348)
Decrease in interest payable	(694)	(1,117)
Increase in other liabilities	59	749

Net cash provided by (used in) operating activities	873	(7,488)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	19,116	8,554
Proceeds from sale and call	5,241	10,934
Purchases	(41,505)	(19,896)
Investment securities held to maturity:
Proceeds from maturity	1,005	1,171
Proceeds from call	614	—
Other investments:
Proceeds from sale	797	3,234
Purchases	—	(2,815)
Proceeds from sale of CB Financial	—	3,308
Loans:
Proceeds from sale	—	29,348
Net decrease (increase) in loans	35,622	(6,238)
Purchases of premises and equipment	(1,744)	(1,152)
Proceeds from sale of premises & equipment	—	204
Proceeds from sale of other real estate	2,061	4,342
Net additions of other real estate	(75)	(10)
Dividends received from other investment	—	62
Net cash used in discontinued operations	—	(651)

Net cash provided by investing activities	21,132	30,395

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS — CONTINUED
(Unaudited) For the Nine-Month Periods Ended September 30, 2003 and 2002
(dollars in thousands)

CASH FLOWS FROM FINANCING ACTIVITIES:	2003	2002
Net decrease in deposits	(45,609)	(2,394)
Net (decrease) increase in short-term borrowings	(789)	522
Net increase (decrease) in federal funds purchased and securities sold under repurchase agreements	1,977	(8,276)
Repayment of notes payable	—	(2,690)
Issuance of common stock	280	1,140
Cash dividends paid	(511)	(493)
Net cash used by discontinued operations	—	(7,298)

Net cash used by financing activities	(44,652)	(19,489)

(Decrease) increase in cash and cash equivalents	(22,647)	3,418
CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	40,969	16,550

CASH AND CASH EQUIVALENTS: END OF PERIOD	$18,322	$19,968

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
Interest	$7,005	$10,403
Income taxes	650	2,490
SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:
Other real estate acquired through loan foreclosures	$1,496	$1,957
Loans granted to facilitate the sale of other real estate	138	—
Unrealized (loss) gain on investment securities available for sale, net of tax effect	(542)	378

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

3. Other Comprehensive Income

     “Other comprehensive income” refers to revenues, expenses, gains, and losses that are included in comprehensive income but excluded from earnings under current accounting standards. Currently, other comprehensive income for the Company consists of items previously recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities. Comprehensive income (loss) for the nine months ended September 30, 2003 and 2002 was $1,361,000 and $5,232,000, respectively, and for the three months ended September 30, 2003 and 2002 was $(538,000) and $2,572,000, respectively.

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

5. Stock-based Compensation

     In December 2002, the Financial Accounting Standards Board (FASB) issued SFAS No. 148, Accounting for Stock-Based Compensation — Transition and Disclosure - an amendment of FASB Statement No. 123. SFAS No. 148 amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation. It also amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity’s accounting policy decisions with respect to stock-based employee compensation. Finally, SFAS No. 148 also amends Accounting Principles Board (APB) Opinion No. 28, Interim Financial Reporting, to require disclosure about those effects in the interim financial information. The Company adopted the disclosure provisions of SFAS No. 148 effective December 31, 2002.

     The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly, compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost determined under SFAS No. 123 did not differ from the compensation cost determined under APB Opinion No. 25 for the three and nine months ended September 30, 2003 and 2002, as all stock options granted are vested on the date of grant and there were no options granted during the first nine months of 2003 or 2002.

6. Recent Accounting Pronouncements

     In April 2003, the FASB issued SFAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133. SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a significant effect on the Company’s consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a significant effect on the Company’s consolidated financial statements.

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

     BancMortgage was organized in 1996 as a full-service mortgage and construction lending company located in the northern Atlanta metropolitan area. During December 2002, the Company sold BancMortgage to the existing management of BancMortgage resulting in a loss of $110,064. The Company’s consolidated income statement and statement of cash flows for the three and nine months ended September 30, 2002 have been reclassified to reflect the operations of BancMortgage as discontinued. Management’s discussion and analysis, which follows, therefore, relates primarily to Habersham Bank.

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

     For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated reserves, the Company has established an unallocated reserve of approximately $215,000 at September 30, 2003 and $222,000 at December 31, 2002. The basis for the unallocated reserve is due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions.

     Certain economic factors could have a material impact on the loan loss allowance calculation and its adequacy. The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the calculation is a consideration for concentrations in collateral which secure the loan portfolio. The Company’s loan portfolio is secured primarily by commercial and residential real estate and such loans secured by real estate comprise approximately 87.64% of the total loan portfolio. While there is a risk that the appraised value of the real estate securing the loans in the portfolio could decrease in value during an economic recession, approximately 44.18% of the real estate securing the loan portfolio is 1-4 family residential properties which are not generally as affected by the down turns in the economy.

     The Company will from time to time make unsecured loans. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrowers ability to pay. The balance of unsecured loans at September 30, 2003 and December 31, 2002 was $8.3 million and $8.8 million, respectively.

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

Material Changes in Financial Condition

     The Company’s total assets decreased $44 million, to $385 million at September 30, 2003 from $429 million at December 31, 2002. The decrease was primarily due to decreases in federal funds sold and the Company’s loan portfolio of approximately $19 million and $37 million, respectively, offset by increases in investment securities and in loans held for sale of approximately $14 million and $2 million, respectively. Corresponding reductions occurred in the deposit portfolio of approximately $46 million comprised primarily of national market certificates of deposit of $15.8 million and certificates of deposits over $100,000 of approximately $40.1 million, respectively. In view of the sale of BancMortgage in December 2002, the Company does not currently require these certificates of deposit as a funding source. Other certificates of deposit balances are declining due to the low interest rates currently available in the market. Loans held for sale increased approximately $2 million during the first nine months of 2003, as the Company began operations of a mortgage department.

     Total net loans at Habersham Bank decreased $37 million, to $266 million at September 30, 2003 from $304 million at December 31, 2002. The decrease was primarily the result of a decrease in the real estate loan portfolio of approximately $48 million and by decreases of approximately $1 million in other loan portfolios offset by increases in the commercial loan portfolio of approximately $11 million. The decrease in the real estate loan portfolio was primarily due to the run-off of approximately $46.4 million in construction loans originated through BancMortgage. These loans are expected to continue to run-off as construction is completed. In addition, other real estate loans are being refinanced in response to favorable interest rates being offered on mortgage loans.

     Investment securities available for sale and held to maturity increased $15 million during the first nine months of 2003 primarily due to purchases of approximately $42 million offset by maturities and calls of approximately $27 million. Other investments decreased $737,000 from $2.4 million at December 31, 2002 to $1.7 million at September 30, 2003 due to the redemption of FHLB stock during the first quarter of 2003 of $637,000 and the sale of an investment in Forsyth Bancshares, Inc. common stock of $100,000.

     Total liabilities decreased $45.1 million, to $333.6 million at September 30, 2003 from $378.7 million at December 31, 2002. Decreases in the deposit portfolio were primarily due to the redemption of certificates of deposit.

Material Changes in Results of Operations

     Total interest income for the third quarter of 2003 and for the first nine months of 2003 decreased $1,206,000 or 18.27% and $3,257,000 or 15.99%, respectively, when compared to the third quarter of 2002 and the first nine months of 2002. These decreases were due to decreases in the loan portfolio of Habersham Bank. Average loan balances decreased $19.7 million or 6.42% during the first nine months of 2003 compared to the first nine months of 2002. Loan yields decreased by 77 basis points to 6.92% for the first nine months of 2003 compared to 7.69% for the first nine months of 2003. Average investment securities balances increased $5.7 million or 9.85% during the first nine months of 2003 compared to the first nine months of 2002. Yields on investment securities decreased by 118 basis points to 4.04% for the first nine months of 2003 compared to 5.22% for the first nine months of 2002.

     Total interest expense for the third quarter of 2003 decreased $940,000 or 32.71%, when compared to the third quarter of 2002. Total interest expense for the first nine months of 2003 decreased $2,975,000 or 32.04% when compared to the first nine months of 2002. The decrease in interest expense was primarily due to redemptions of certificates of deposit with higher rates as well as a declining interest rate environment during 2003. Average interest bearing deposits for the first nine months of 2003 decreased approximately $41.3 million or 13.71% when compared to the first nine months of 2002. Average certificates of deposit decreased approximately $45.8 million offset by increases in average savings accounts and average NOW and money market accounts of approximately $1.3 million and $3.2 million, respectively.

     Average rates on interest-bearing deposits decreased by 79 basis points to 2.52% during the first nine months of 2003 compared to 3.31% for the first nine months of 2002. Average rates for NOW and other deposit accounts and certificates of deposit decreased to .16% and 2.37%, respectively, during the first nine months of 2003 compared to .19% and 3.12%, respectively, during the first nine months of 2002.

     Interest expense on short-term and other borrowings for the third quarter of 2003 decreased $97,000 or 17.23% when compared to the third quarter of 2002 and decreased $303,000 or 17.80% for the first nine months of 2003 when compared to the first nine months of 2002 primarily due to a decrease in average borrowings of approximately $13.7 million or 25.71% when comparing the first nine months of 2003 with the first nine months of 2002. Average rates on borrowings increased by 5 basis points to 4.71% for the first nine months of 2003 compared to 4.66% for the first nine months of 2002 primarily due to the repayment of federal funds purchased, repurchase agreements, and a National Bank of Commerce loan which had lower rates leaving Federal Home Loan Bank advances which has a higher rate.

     Net interest income decreased approximately $266,000 or 7.14%, for the third quarter of 2003 as compared to the third quarter of 2002 and remained relatively constant as compared to the first nine months of 2002 as a result of the items discussed above.

     The net interest margin of the Company, net interest income divided by average earning-assets, was 3.95% for the first nine months of 2003 compared to 5.13% for the first nine months of 2002. The decrease in the net interest margin resulted primarily from decreases in the average rates earned in the securities portfolio.

     Noninterest income decreased $47,000 or 5.09% for the third quarter of 2003 over the same period in 2002. Noninterest income decreased $299,000 or 9.40% for the first nine months of 2003 over the same period in 2002. During the third quarter of 2003, decreases in other income of approximately $177,000 were offset by increases in gain on sale of loans and service charges on deposits of approximately $150,000 and $15,000, respectively. The decrease in the first nine months of 2003 is primarily due to the decrease in securities gain and in gain on sale of CB Financial Corp. common stock of approximately $831,000 and $277,000, respectively, offset by increases in gain on sale of loans and in service charges on deposits of approximately $521,000 and $92,000, respectively. The securities gain for the first nine months of 2002 consisted primarily of the gain on the sale of Habersham Bancorp’s investment in FLAG common stock. The gain on sale of other investments consisted of the gain on sale of Habersham Bancorp’s investment in CB Financial Corp. common stock. The increase in gain on sale of loans for the three and nine month periods was primarily the result of increased activity in the mortgage operations of the Company.

     Noninterest expense increased $525,000 or 17.22% for the third quarter of 2003 over the same period in 2002. Noninterest expense increased $840,000 or 8.88% for the first nine months of 2003 over the same period in 2002. These increases were due to increases in salary and employee benefits and occupancy expenses. Salary and employee benefits increased primarily due to annual salary adjustments and additional recruiting expenses relating to staffing the new office in Braselton, Georgia, scheduled to open during the fourth quarter of 2003. Occupancy expenses increased approximately $47,000 and $157,000 for the third quarter and the first nine month period of 2003, respectively, over the same periods in 2002 due in part to the addition of two offices in Braselton and Gainesville, Georgia. General and administrative expense increased approximately $336,000 for the third quarter of 2003 due in part to increases in appraisal, processing, and recording expenses relating to the operation of Habersham Bank’s mortgage division and servicing fee expense incurred for mortgage servicing, and a fraud loss of approximately $149,000, $77,000, and $32,000, respectively. General and administrative expense increased approximately $273,0000 for the first nine month period of 2003, respectively, over the same periods in 2002 due in part to increases in appraisal, processing, and recording expenses relating to the operation of Habersham Bank’s Mortgage division and servicing fee expense for mortgage servicing of approximately $356,000 and $315,000, respectively. These increases in expense were offset somewhat by decreases occurring in other real estate losses, advertising expenses and outside services expenses, or approximately $192,000, $128,000 and $99,000, respectively.

     Income tax expense for the three months ended September 30, 2003 and 2002 was $125,000 and $428,000, respectively. Income tax expense for the nine months ended September 30, 2003 and 2002 was $695,000 and $957,000, respectively. The effective tax rate for the nine months ended September 30, 2003 and 2002 was 26.75% and 24.43%, respectively. The increase in the effective tax rate in 2003 was due to a decrease in tax-exempt income.

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

     A provision for loan losses in the amount of $263,000 was charged to expense for the quarter ended September 30, 2003 compared to $239,000 for the quarter ended September 30, 2002. A provision for loan losses in the amount of $787,000 was charged to expense for the first nine months of 2003 compared to $888,000 for the first nine months of 2002. Net charge-offs for the first nine months of 2003 totaled approximately $514,000 compared to $989,000 for the nine months ended September 30, 2002. At September 30, 2003 and December 31, 2002, the ratio of allowance for loan losses to total loans, including loans held for sale, was 1.40% and 1.15%, respectively.

     Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets decreased approximately $1,556,000 or 19.49% from December 31, 2002 to September 30, 2003. The decrease for the first nine months of 2003 was primarily due to decreases in all categories of nonperforming assets.

     Decreases occurring in accruing loans 90 days past due and restructured loans from December 31, 2002 to September 30, 2003 totaled approximately $649,000 and $85,000, respectively.

     The Company had impaired loans of $1,990,000 and $2,115,000 at September 30, 2003 and December 31, 2002, respectively. Impaired loans consist of loans on nonaccrual status. The interest income recognized on such loans for the nine month periods ended September 30, 2003 and 2002 was not material.

     The Company’s other real estate totaled $2,501,000 and $3,197,000 at September 30, 2003 and December 31, 2002, respectively. The decrease was due primarily to Sales of foreclosed properties of approximately $2,198,000 offset by foreclosures of mortgage loans secured by residential property of approximately $1,496,000 and additions of costs to complete construction of approximately $74,000.

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

     The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At September 30, 2003, the Company had purchased none of the available federal funds. Presently, the Company has made arrangements with commercial banks for short-term advances up to $18,000,000 under a repurchase agreement line of credit of which none was advanced at September 30, 2003, in addition to a total available line of $230,833,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank of which approximately $30,000,000 was advanced at September 30, 2003.

     Habersham Bank’s liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at September 30, 2003 and 2002 were 37.25% and 24.51%, respectively.

     At September 30, 2003, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company’s and the Bank’s ratios at September 30, 2003 follow:

	Habersham	Habersham
	Bank	Bancorp

Tier 1	15.78%	16.90%
Total Capital	17.03%	18.14%
Leverage	11.79%	12.61%

Commitments and Contractual Obligations

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making theses commitments as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case by case basis. At September 30, 2003, the Company had outstanding loan commitments approximating $45,078,000 and standby letters of credit approximating $1,750,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party of the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

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

	Due In	Due In	Due In	Due In	Due In
	One Year	Two Years	Three Years	Four Years	Five Years
Commitments on lines of credit	$45,078,000	$—	$—	$—	$—
Standby letters of credit	1,750,000	—	—	—	—
Commitments under lease agreements	118,202	102,864	84,298	12,372	—
Deposits	243,699,370	17,263,855	18,690,541	8,273,596	2,981,794
FHLB advances	—	10,000,000	—	—	—
Short-term borrowings	143,081	—	—	—	—
Securities sold under repurchase agreements	10,204,368	—	—	—	—

Total commitments and contractual obligations	$300,993,021	$27,366,719	$18,774,839	$8,285,968	$2,981,794

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

     The interest rate sensitivity analysis, calculated as of September 30, 2003, below has a three month positive gap of approximately $37.5 million (interest-bearing assets exceeding interest-bearing liabilities repricing within three months).

	DUE IN	DUE AFTER	DUE AFTER	DUE AFTER	DUE AFTER
	THREE	THREE THROUGH	SIX THROUGH	ONE THROUGH	FIVE
(Dollars in Thousands)	MONTHS	SIX MONTHS	TWELVE MONTHS	FIVE YEARS	YEARS	TOTAL
INTEREST-EARNING ASSETS:
Fed funds sold	$8,393	$—	$—	$—	$—	$8,393
Investment securities	541	201	510	8,909	66,267	76,428
Loans	152,379	18,352	35,666	61,903	1,552	269,852

Total interest-earning assets	161,313	18,553	36,176	70,812	67,819	354,673
INTEREST-BEARING LIABILITIES:
Deposits
Money Market and NOW	60,753	—	—	—	—	60,753
Savings	9,268	—	—	—	—	9,268
Certificates of deposit	43,386	38,382	49,928	47,194	24	178,914
Borrowings	10,347	—	—	10,000	20,000	40,347

Total interest-bearing liabilities	123,754	38,382	49,928	57,194	20,024	289,282
Excess(deficiency) of interest-earning assets over(to) interest-bearing liabilities	$37,559	$(19,829)	$(13,752)	$13,618	$47,795	$65,391

Cumulative gap	$37,559	$17,730	$3,978	$17,596	$65,391
Ratio of cumulative gap to total cumulative interest-earning assets	23.28%	9.86%	1.84%	6.13%	18.44%
Ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities	130.35%	110.93%	101.88%	106.53%	122.60%

     Management strives to maintain the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities within a range of 80% to 120% at the less than one-year time frame.

     At September 30, 2003, the Company was outside the range of 80% to 120% for the “Less Than 3 Months” categories primarily due to the rate of real estate construction loan repayments over the rate of national market certificates of deposit redemptions which creates an excess of cash available for investment held in federal funds sold. Management is taking steps to increase interest-earning assets, primarily through quality loans and investment securities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

     As of September 30, 2003, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2002. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2002 included in the Company’s 2002 Annual Report on Form 10K.

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

(b) Form 8-K filed on October 29, 2003, reporting earnings for the third quarter of 2003 under Item 9 pursuant to instructions contained in Item 12 and SEC Release Nos. 33-8176 and 34-47226.

Exhibit No.	Document

11.1	Computation of Earnings Per Share.
31.1	Certification of Chief Executive Officer filed pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (the “Act”)
31.2	Certification of Chief Financial Officer filed pursuant to Section 302 of the Act.
32.1	Certification of Chief Executive Officer and Chief Financial Officer furnished pursuant to Section 906 of the Act.

SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HABERSHAM BANCORP (Registrant)

Date November 14, 2003	/s/ Annette Banks

Chief Financial Officer (for the Registrant and as the Registrant’s principal financial and accounting officer)