Form 10-K
period 2003-12-31
HABERSHAM BANCORP
filed 2004-03-30
CIK 754597

SECURITIES AND EXCHANGE COMMISSION

Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from    to

Commission file number 0-13153

HABERSHAM BANCORP

(Exact name of registrant as specified in its charter)

Georgia	58-1563165

(State or other jurisdiction of	(I.R.S. Employer
incorporation or	Identification Number)
organization)

282 Historic Highway 441 North, P. O. Box 1980, Cornelia, Georgia	30531

(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (706) 778-1000

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
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2): Yes ☐   No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity; as of the last business day of the registrant’s most recently completed second fiscal quarter.

1,679,136 Shares of Common Stock, $1.00 par value—$35,261,856 as of June 30, 2003 (based upon market value of $21.00/share as of that date).

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of March 5 2004:

Common Stock, $1.00 par value—2,872,831 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company’s Annual Report to Shareholders for the year ended December 31, 2003 (the “Annual Report”) are incorporated by reference into Part II.

(2) Portions of the Company’s Proxy Statement relating to the 2004 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III.

PART I

Item 1. BUSINESS.

Business of the Company

     Habersham Bancorp (the “Company”), a Georgia corporation, was organized on March 9, 1984. Effective December 31, 1984, the Company acquired all of the outstanding shares of common stock of Habersham Bank (“Habersham Bank”). As a result of this transaction, the former shareholders of Habersham Bank became shareholders of the Company, and Habersham Bank became the wholly-owned subsidiary of the Company. Habersham Bank has one subsidiary, Advantage Insurers, Inc., a property, casualty and life insurance agency. Effective June 30, 1995, the Company acquired Security Bancorp, Inc. and its subsidiary bank, Security State Bank. The Company consolidated the charters of Security State Bank and Habersham Bank in 1999.

Business of the Bank

     Habersham Bank is a financial institution which was organized under the laws of the State of Georgia in 1904. Habersham Bank operates a full-service commercial banking business based in Habersham, White, Cherokee, Warren, and Gwinnett Counties, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities and individual retirement accounts. It also makes secured and unsecured loans and provides other financial services to its customers. Habersham Bank has a full-time trust officer on staff and offers a full spectrum of trust services, including trust administration, asset management services, estate and will probate and administration, and other services in the area of personal trusts.

Business of BancMortgage Financial Corp.

     Prior to December 2002, the Company conducted mortgage banking operations through BancMortgage Financial Corp. (“BancMortgage”). BancMortgage was organized as a wholly-owned non-bank subsidiary of Habersham Bank in 1996. In December 2002, the Company sold BancMortgage to the existing management of BancMortgage. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview.”

Business of Advantage Insurers, Inc.

     Advantage Insurers, Inc. was organized as a wholly-owned non-bank subsidiary of Habersham Bank in 1997. Advantage Insurers, Inc. is a full service insurance agency located in Cornelia, Georgia.

Competition

     The banking industry is highly competitive. During the past few years, legislation and regulatory changes, together with competition from unregulated entities, has resulted in the elimination of many traditional distinctions between commercial banks, thrift institutions and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.

     Habersham Bank’s primary market area consists of Habersham, White, Cherokee, Warren, and Gwinnett Counties, Georgia. Habersham Bank competes principally for all types of loans, deposits and other financial services with other financial institutions located in its primary market area. To a lesser extent, Habersham Bank competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies.

     The Company and its non-bank subsidiaries also compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, mortgage companies, mortgage servicers, leasing companies, insurance companies, companies providing data processing services, and companies providing bank consulting services.

Employees

     As of December 31, 2003, the Company had 146 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

SUPERVISION & REGULATION

     Both the Company and Habersham Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

     Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company’s operations.

     Acquisitions of Banks. The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•	acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

     Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

     Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been incorporated for less than three years. Because the Bank has been incorporated for more than three years, this limitation does not apply to the Company or to the Bank.

     Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company. Control is refutably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

Our common stock is registered under the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

     Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act to engage in or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in the following activities:

•	Banking or managing or controlling banks; and

•	Any activity that the Federal Reserve determines to be so closely related to banking as to be a proper incident to the business of banking.

     Activities that the Federal Reserve has found to be so closely related to banking as to be a proper incident to the business of banking include:

•	Factoring accounts receivable;

•	Making, acquiring, brokering or servicing loans and usual related activities;

•	Leasing personal or real property;

•	Operating a non-bank depository institution, such as a savings association;

•	Trust company functions;

•	Financial and investment advisory activities;

•	Conducting discount securities brokerage activities;

•	Underwriting and dealing in government obligations and money market instruments;

•	Providing specified management consulting and counseling activities;

•	Performing selected data processing services and support services;

•	Acting as agent or broker in selling credit life insurance and other types of insurance in connection with credit transactions; and

•	Performing selected insurance underwriting activities.

     Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness, or stability of it or any of its bank subsidiaries.

     In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company, permitting the bank holding company to engage in activities that are financial in nature or incidental or complementary to financial activity. The Bank Holding Company Act expressly lists the following activities as financial in nature:

•	lending, trust and other banking activities;

•	insuring, guaranteeing, or indemnifying against loss or harm, or providing and issuing annuities, and acting as principal, agent, or broker for these purposes, in any state;

•	providing financial, investment, or advisory services;

•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;

•	underwriting, dealing in or making a market in securities;

•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;

•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;

•	merchant banking through securities or insurance affiliates; and

•	insurance company portfolio investments.

     To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, the Company has not elected to become a financial holding company at this time.

     Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

     The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

     Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking and Finance. The FDIC and Georgia Department of Banking and Finance regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

     Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

     Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

     Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2003, the Bank qualified for the well-capitalized category.

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

     An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

     FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at $1.54 per $100 of deposits for the first quarter of 2004.

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

     Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation for which the borrower is a person on active duty with the United States military.

     The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•	Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•	Fair Credit Reporting Act of 1978, governing the use and provision of information to credit reporting agencies;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•	Soldiers’ and Sailors’ Civil Relief Act of 1940, governing the repayment terms of, and property rights underlying, secured obligations of persons in military service; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

     In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank and any of its operating subsidiaries that may be engaged in mortgage lending will be exempt from the requirements of GAFLA.

The Bank’s deposit operations are subject to:

•	the Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records; and

•	the Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services.

Capital Adequacy

     The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

     The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2003, the Bank’s ratio of total capital to risk-weighted assets was 17.26% and our ratio of Tier 1 Capital to risk-weighted assets was 16.03%.

     In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2003, our leverage ratio was 12.34%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

     The Company is a legal entity separate and distinct from the Bank. The principal sources of the Bank’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Bank–Prompt Corrective Action.”

     The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

     At December 31, 2003, the Bank could pay approximately $1,596,000 in dividends without prior regulatory approval.

Restrictions on Transactions with Affiliates

     The Company and the Bank are subject to the provisions of Sections 23A and 23B of the Federal Reserve Act and Regulation W issued thereunder. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit made by a bank to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

     The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus. In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements. The Bank must also comply with other provisions designed to avoid the taking of low-quality assets.

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

Consumer Credit Reporting

     On December 4, 2003, the President signed the Fair and Accurate Credit Transactions Act (the FAIR Act), amending the federal Fair Credit Reporting Act (the FCRA). Most of the amendments to the FCRA (the FCRA Amendments) will become effective in late 2004, depending on implementing regulations to be issued by the Federal Trade Commission and the federal bank regulatory agencies.

     The FCRA Amendments include, among other things:

•	new requirements for financial institutions to develop policies and procedures to identify potential identity theft and, upon the request of a consumer, place a fraud alert in the consumer’s credit file stating that the consumer may be the victim of identity theft or other fraud;

•	for entities that furnish information to consumer reporting agencies (which would include the Bank), new requirements to implement procedures and policies regarding the accuracy and integrity of the furnished information and regarding the correction of previously furnished information that is later determined to be inaccurate; and

•	a new requirement for mortgage lenders to disclose credit scores to consumers.

     The FCRA Amendments also will prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. While the FCRA Amendments will limit the Company’s ability to share information with its affiliates for marketing purposes, the actual impact of these limitations will depend on the extent to which our customers elect to prohibit the use of their personal information for marketing purposes. We have no basis at this time to predict the volume of consumer “opt-outs.”

     Prior to the effective date of the FCRA Amendments, the Company and its subsidiaries will implement policies and procedures to comply with the new rules.

Anti-Terrorism Legislation

     The Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (USA PATRIOT) Act of 2001, signed by the President on October 26, 2001, imposed new requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism. Most of these requirements and limitations took effect in 2002. Additional “know your customer” rules became effective in June 2003, requiring the Bank to establish a customer identification program under Section 326 of the USA PATRIOT Act. The Company and its subsidiaries implemented procedures and policies to comply with those rules prior to the effective date of each of the rules.

Proposed Legislation and Regulatory Action

     New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating or doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Polices

     Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve Bank’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 2. PROPERTIES

     The Company’s principal office is located at Habersham Bank’s Central Habersham office, 282 Historic Highway 441, Cornelia, Georgia. The telephone number of that office is (706) 778-1000.

     Habersham Bank’s North Habersham (main) office is located at 1151 Washington Street, Clarkesville, Georgia. The telephone number of that office is (706)

778-1000. Habersham Bank also has six full-service branch offices. Its Central Habersham office is located at 282 Historic Highway 441, Cornelia, Georgia; its South Habersham office is located at 186 441 By-Pass, Baldwin, Georgia; its Cleveland Office is located at 575 South Main Street, Cleveland, Georgia; its Canton Office is located at 1925 Marietta Highway, Canton, Georgia; its Waleska Office is located at 7265 Reinhardt College Parkway, Waleska, Georgia; its Warrenton Office is located at 217 East Main Street, Warrenton, Georgia; and its Braselton Office is located at 6322 Grand Hickory Drive, Braselton, Georgia. Each office has a 24-hour teller machine. Habersham Bank owns its office properties without encumbrance, with the exception of the Warrenton Office which is leased on a month to month basis.

     Advantage Insurers, Inc.’s principal office is located at 282 Historic Highway 441, Cornelia, Georgia, and the telephone number of that office is (706) 778-2277.

Item 3. LEGAL PROCEEDINGS

     The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to its business, and no such proceedings are known to be contemplated by governmental authorities.

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The common stock of Habersham Bancorp is traded on the Nasdaq Stock Market (“Nasdaq”) under the symbol HABC. At December 31, 2003, Habersham Bancorp had approximately 541 shareholders of record. The following table sets forth the high and low sale prices, and the cash dividends paid on the Company’s common stock on a quarterly basis for the past two fiscal years and the first quarter of 2004 to date.

2004	High	Low	Dividends
First quarter
(through March 15, 2004)	$25.50	$24.00	$0.07

2003	High	Low	Dividends
Fourth quarter	$25.50	$22.55	$1.00
Third quarter	23.00	19.83	0.06
Second quarter	21.12	17.31	0.06
First quarter	19.68	17.08	0.06

2002	High	Low	Dividends
Fourth quarter	$18.50	$16.26	$0.06
Third quarter	20.76	17.64	0.06
Second quarter	22.99	17.65	0.06
First quarter	17.44	15.75	0.06

     The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Bank to the Company in any year will exceed 50% of the net income of the Bank for the previous calendar year. As of December 31, 2003 the Bank could declare dividends to the Company up to approximately $1,596,000 without regulatory approval. See “Item 1 – Business – Supervision and Regulation – Payment of Dividends” for additional information regarding regulatory restrictions on our ability to pay dividends.

Item 6. SELECTED FINANCIAL DATA

	For the years ended December 31
	2003	2002	2001	2000	1999
SUMMARY OF OPERATIONS
Interest income	$22,285	$26,794	$34,262	$37,285	$28,060
Interest expense	8,122	12,041	20,403	22,781	14,872
Provision for loan losses	950	1,307	1,463	955	500
Other income	3,872	3,963	3,109	2,555	2,445
Other expense	14,041	12,787	12,290	11,872	12,532
Income from continuing operations	2,318	3,493	2,396	2,903	2,710
Income (loss) from discontinued operations	—	2,337	3,109	124	(956)
Cumulative effect of change in accounting principle	—	—	(162)	—	—

Net income	2,318	5,830	5,343	3,027	1,754
PER SHARE AMOUNTS
Income from continuing operations – diluted	$.80	$1.24	$.88	$1.08	$1.04
Income (loss) from discontinued operations – diluted	—	.83	1.14	.04	(.37)
Cumulative effect of change in accounting principle – diluted	—	—	(.06)	—	—

Net income per common share–diluted	$.80	$2.07	$1.96	$1.12	$.67
Dividends	1.18	.24	.24	.24	.20
Weighted average number of common and common equivalent shares outstanding	2,895,113	2,815,972	2,729,291	2,699,949	2,609,360
AT DECEMBER 31
Total assets	$374,714	$429,411	$546,503	$543,108	$461,976
Earning assets	342,794	395,047	503,562	504,640	424,663
Loans	261,818	303,813	440,527	441,850	365,499
Deposits	279,600	336,526	336,360	341,032	317,420
Long-term debt	30,000	30,000	35,775	21,950	1,950
Shareholders’ equity	49,679	50,743	43,982	38,751	35,429
RATIOS
Return on average assets	.59%	1.41%	1.22%	.68%	.49%
Return on average equity	4.49%	12.24%	12.80%	8.21%	5.10%
Dividend payout ratio	147.50%	11.59%	12.26%	21.41%	29.75%
Average equity to average assets ratio	13.24%	11.52%	9.55%	8.32%	9.64%

Balance sheet amounts have not been adjusted to reflect discontinued operations.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION

     Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank (“Habersham Bank”) and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. (“Advantage Insurers”) and prior to December 2002, owned all of the outstanding stock of BancMortgage Financial Corp (“BancMortgage”). The Advantage Group, Inc., a non-bank subsidiary providing marketing and advertising services, ceased operation September 30, 2001. Advantage Insurers, which began operations on March 31, 1997, offers a full line of property, casualty, and life insurance products. The Advantage Group, Inc. and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company.

     During the year ended December 31, 2002, the Company sold BancMortgage to the existing management of BancMortgage resulting in a loss of $110,064. The Company’s consolidated financial statements have been reclassified to reflect the operations of BancMortgage as discontinued. Management’s discussion and analysis, which follows, relates primarily to Habersham Bank.

EXECUTIVE SUMMARY

     The Company’s continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, and Gwinnett counties in Georgia. Its primary source of income is interest income from loans and investment securities. During 2003 interest rates remained at historically low levels and management expects interest rates to remain at these levels throughout most of the coming year. Management will continue to focus on maintaining a profitable net interest margin in 2004.

     2003 was a year of transition for Habersham Bancorp. One of the expected results of the sale of BancMortgage on December 5, 2003, was a decrease in total assets of Habersham Bank as approximately $57.8 million of residential home construction and acquisition and development loans which originated from BancMortgage matured or paid-off. The loss of these assets was offset by the redemption at maturity of over $21.4 million in nationally brokered certificates of deposit which are not considered core deposits of the Bank. Cash available has been reinvested in longer term investment securities available for sale.

     Net income was also impacted by the sale of BancMortgage. Interest income and interest expense trended downward over 2003, as the loans originated from BancMortgage matured and paid-out and as the nationally brokered certificates of deposits were redeemed. Additional expense was incurred for the staffing of Habersham Mortgage, a new division of Habersham Bank, and a new branch office in Braselton.

     Management has developed a strategy for asset growth and expansion of its financial services through branching into selective growth markets in North Georgia. Habersham Bank began this expansion program of its traditional banking business with the completion of a branch office in Braselton, Georgia. Braselton is the home of Chateau Elan, a winery and golf community, and an area of rapid growth of residential properties. Additionally, Habersham Bank purchased an existing branch location from a regional bank in the Hickory Flat area of eastern Cherokee County. The Hickory Flat location is scheduled to open for operation in March 2004 and is to replace the Waleska Office which is scheduled to close during the first quarter of 2004. Cherokee County is considered one of the fastest growing communities in Georgia.

     The following discussion sets forth the major factors that affect the Company’s results of operations and financial condition. These comments should be read in conjunction with the consolidated financial statements and related notes.

     This discussion contains forward-looking statements involving risks and uncertainties. Results may differ significantly from that discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks involving the potential adverse effect of unexpected changes in interest rates and the current interest rate environment, loan losses and the adequacy of the Company’s loan loss allowance, changes in regulation and legislation, and competition.

CRITICAL ACCOUNTING ESTIMATES

     In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 2 to the consolidated financial statements which are presented elsewhere in this annual report. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical. This is because of the subjective nature of the estimates used in establishing the allowance and the effect these estimates have on the Company’s earnings. Because the allowance is replenished by means of a provision for loan losses that is charged as an expense against net income, the estimation of the allowance affects the Company’s earnings directly. Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment. The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations is very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. As described further below, under “Allowance for Loan Losses”, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

     Certain economic factors could have a material impact on the loan loss allowance determination and its adequacy. The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the determination is a consideration for concentrations in collateral which secure the loan portfolio. The Company’s loan portfolio is secured primarily by commercial and residential real estate with such loans comprising approximately 88.3% of the total loan portfolio. While there is a risk that the value of the real estate securing the loans in the portfolio could decrease during an economic recession, the majority of the real estate securing the loan portfolio is 1 – 4 family residential properties which are generally not as affected by downturns in the economy. The Company also has concentrations in mortgages for agribusiness purposes in the poultry industry and in commercial loans for the travel accommodation industry. See “Nonperforming Assets and Past Due Loans.”

     The Company will from time to time make unsecured loans. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrowers ability to pay. The balance of unsecured loans at December 31, 2003 was $8.2 million which does not pose a significant risk to the Company.

     The Company is not aware of any large loan relationships that if defaulted would have a significant impact on the allowance for loan losses.

     Refer to the section entitled “Allowance for Loan Losses” for an additional discussion of the key assumptions and methods used in determining the allowance for loan losses, as well as inherent risks in estimating the allowance.

RESULTS OF OPERATIONS

     Habersham Bancorp’s net income was $2,317,962, $5,830,451, and $5,342,791, for the years ended December 31, 2003, 2002, and 2001, respectively, with related diluted earnings per common and common equivalent share of $.80, $2.07, and $1.96, respectively, representing a decrease of 61.35% from 2003 to 2002 and an increase of 5.61% from 2001 to 2002.

     Net income represents a return on average equity of 4.49%, 12.24%, and 12.80% for 2003, 2002, and 2001, respectively.

	2003	2002	2001
Income from continuing operations	$2,317,962	$3,493,010	$2,395,891
Diluted earnings per common and common equivalent share	$.80	$1.24	$.88

     The decrease in income from continuing operations for the year ended December 31, 2003, when compared to the year ended December 31, 2002, was primarily due to additional salary and other expenses associated with the establishment of a new mortgage lending division, (Habersham Mortgage), during the first quarter of 2003 and the building and staffing of a new branch located in Braselton, Georgia during the fourth quarter of 2003. Also, contributing to the decrease in income from continuing operations was a decrease in gains on the sale of investment securities and other investments. These decreases were offset somewhat by an increase in the net interest margin for the year ended December 31, 2003 to 3.95% when compared to 3.91% for the year ended December 31, 2002.

     The increase in income from continuing operations for the year ended December 31, 2002, when compared to the year ended December 31, 2001, was primarily the result of improvement in the Company’s net interest margin which increased from 3.38% for the year ended December 31, 2001 to 3.91% for the year ended December 31, 2002. In addition, the Company recognized gains on sale of investment securities available for sale of $851,000 for the year ended December 31, 2002 compared to $191,000 for the year ended December 31, 2001. The Company also sold its investment in CB Financial Corp. common stock during 2002 resulting in a gain of $277,182.

NET INTEREST INCOME

     Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our shareholders.

	2003	2002	2001
Net interest income	$14,163,229	$14,752,860	$13,859,111

     Net interest income for 2003 decreased approximately $590,000 when compared to 2002 and increased approximately $894,000 when compared to 2001.

     Fluctuations occurring in interest rates and balances in the loan, securities, and deposit portfolios directly impact net interest income. Other borrowings are also impacted by rate movements and balances. Net interest income is impacted by interest income from loans, investment securities, and federal funds sold offset by interest paid on deposits and borrowings.

     During 2003, interest income decreased approximately $4.0 million when compared to 2002 as a result of average loan balances in 2003 decreasing approximately $24.8 million when compared to 2002 in addition to the average loan rates in 2003 decreasing approximately .79% when compared to 2002. The decrease in the loan portfolio is primarily the result of payoffs of real estate construction loans. Interest income on investment securities decreased approximately $499,000 when compared to 2002 primarily due to decreases in the interest yield of approximately 1.17%.

     Interest income on investment securities was also impacted by the declining interest rate environment. The weighted average yield on investment securities was 4.05%, 5.22%, and 5.29%, for the years ended December 31, 2003, 2002, and 2001, respectively. Average yields on federal funds sold were 1.50%, 1.39%, and 3.22%, for the years ended December 31, 2003, 2002, and 2001, respectively.

     Interest expense for 2003 decreased approximately $3.9 million when compared to 2002 as a result of average deposit balances in 2003 decreasing approximately $43.4 million when compared to 2002 in addition to the average deposit rate in 2003 decreasing approximately .84% when compared to 2002. The decrease in the deposit portfolio is primarily the result of the redemption of national market certificates of deposit during the year.

     Interest income decreased approximately $7.5 million or 21.8% in 2002 when compared to 2001 primarily due to decreases in interest rates which significantly impacted the earnings on the Company’s loan portfolio. The average yield on the Company’s loan portfolio decreased significantly from 9.15% in 2001 to 7.62% in 2002. Additionally during 2002, the Company’s loan portfolio decreased approximately $17.7 million due to the sale of construction loans of approximately $31.7 million and decreases in the commercial and consumer portfolios of approximately $11 million offset by new residential and construction loans of approximately $25.0 million.

     The decrease in interest expense of approximately $8.4 million or 41.0% in 2002 when compared to 2001 was primarily due to a continued declining interest rate environment and decreases in average balances of time deposits and borrowings. The average portfolio of time deposits decreased approximately $23.8 million and average borrowings decreased approximately $16.2 million during 2002. The weighted average interest rate paid on deposits in 2002 decreased significantly from 5.32% for the year ended December 31, 2001 to 3.29% for the year ended December 31, 2002 as time deposits repriced at lower rates. The average interest rate paid for borrowings decreased 59 basis points from 5.29% in 2001 to 4.70% in 2002.

     The net interest margin of the Company was 3.95% in 2003, 3.91% in 2002, and 3.38% in 2001. The net interest margin of the Company was maintained during 2003 due to close management of yields earned on loans and investment securities and on rates paid for deposits and borrowings.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

     Average loan balances declined approximately $24.8 million or 8.08% in 2003 from 2002 primarily as a result of the maturity and payoffs of real estate construction and mortgage loans of approximately $40.6 million offset by new commercial loans of approximately $15.8 million.

     Average balances of investment securities increased approximately $10.6 million or 18.72% in 2003 over 2002 as a result of investing the excess cash from loan maturities and payoffs in investment securities. Available for sale mortgage backed and treasury securities purchases totaled approximately $51.5 million offset by proceeds from maturities, sales, and calls of approximately $32.2 million during 2003. Held to maturity investment securities and other stock investments decreased due to the calls and maturities of approximately $1.3 million and $.8 million, respectively. Average federal funds sold increased approximately $444,000 or 13.91% in 2003 over 2002.

     The average balance of deposits, excluding noninterest-bearing deposits, for 2003 decreased by approximately $43.4 million or 14.52% from 2002 and decreased approximately $21.8 million or 6.80% from 2001. The decrease in average deposits for 2003 is primarily due to the redemption at maturity of national market certificates of deposit of approximately $48.5 million offset by increases in money market and savings accounts of approximately $3.7 million and $1.4 million, respectively.

     The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest-earning assets, average rates paid on interest-bearing liabilities, interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities, and net interest margin. This information is presented for the years ended December 31, 2003, 2002, and 2001.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

	2003			2002
	Average	Income/	Average	Average	Income/	Average
	Balance	(Expense)	Yield/Cost	Balance	(Expense)	Yield/Cost
Interest-earning assets:
Loans, net (1)	$282,142,667	$19,271,998	6.83%	$306,940,750	$23,380,051	7.62%
Investment securities (2):
Taxable	49,730,498	1,900,731	3.82%	37,013,214	2,025,239	5.47%
Tax exempt	17,394,027	820,122	4.71%	19,528,459	928,576	4.75%
Federal funds sold	3,639,083	54,593	1.50%	3,194,367	44,350	1.39%
Loans held for sale	2,523,729	97,558	3.87%	—	—

Total interest-earning assets	355,430,004	22,145,002	6.23%	366,676,790	26,378,216	7.19%

Noninterest-earning assets	34,856,621			71,306,128

Total assets	$390,286,625			$437,982,918

Interest-bearing liabilities:
Money market and NOW	$57,534,840	(355,015)	0.62%	$53,770,339	(495,558)	0.92%
Savings accounts	9,298,757	(41,537)	0.45%	7,947,215	(63,280)	0.80%
Certificates of deposit	188,858,305	(5,856,071)	3.10%	237,423,845	(9,271,035)	3.90%

Total deposits	255,691,902	(6,252,623)	2.45%	299,141,399	(9,829,873)	3.29%
Short-term and other borrowings	39,724,975	(1,869,044)	4.70%	47,023,799	(2,211,214)	4.70%

Total interest-bearing liabilities	295,416,877	(8,121,667)	2.75%	346,165,198	(12,041,087)	4.12%

Noninterest-bearing liabilities	43,205,622			44,169,231

Total liabilities	338,622,499			390,334,429
Shareholders’ equity	51,664,126			47,648,489

Total liabilities and shareholders’ equity	$390,286,625			$437,982,918

Net interest income		$14,023,335			$14,337,129

Net interest margin			3.95%			3.91%

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

	2001
	Average	Income/	Average
	Balance	(Expense)	Yield/Cost
Interest-earning assets:
Loans, net (1)	$333,320,432	$30,602,652	9.15%
Investment securities (2):
Taxable	34,133,332	1,902,153	5.57%
Tax exempt	20,916,246	1,012,499	4.84%
Federal funds sold	1,708,000	55,009	3.22%

Total interest-earning assets	390,078,010	33,572,313	8.61%

Noninterest-earning assets	70,524,835

Total assets	$460,602,845

Interest-bearing liabilities:
Money market and NOW	$52,263,513	(996,734)	1.91%
Savings accounts	7,431,483	(124,870)	1.68%
Certificates of deposit	261,260,988	(15,937,259)	6.10%

Total deposits	320,955,984	(17,058,863)	5.32%
Short-term and other borrowings	63,238,289	(3,344,112)	5.29%

Total interest-bearing liabilities	384,194,273	(20,402,975)	5.31%

Noninterest-bearing liabilities	34,675,505

Total liabilities	418,869,778
Shareholders’ equity	41,733,067

Total liabilities and shareholders’ equity	$460,602,845

Net interest income		$13,169,338

Net interest margin			3.38%

(1)	Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 2003, 2002, and 2001.

(2)	Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of shareholders’ equity.

     The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

	2003 vs. 2002			2002 vs. 2001
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to
	Average	Average		Average	Average
	Volume (1)	Rate (1)	Net	Volume (1)	Rate (1)	Net
Interest Income:
Loans	$(1,889,614)	$(2,218,439)	$(4,108,053)	$(2,413,741)	$(4,808,860)	$(7,222,601)
Investment securities:
Taxable	695,635	(820,143)	(124,508)	160,409	(37,323)	123,086
Tax exempt	(101,386)	(7,068)	(108,454)	(67,169)	(16,754)	(83,923)
Federal funds sold	6,182	4,061	10,243	47,861	(58,520)	(10,659)
Loans held for sale	97,558	—	97,558	—	—	—

Total interest-earning assets	(1,191,625)	(3,041,589)	(4,233,214)	(2,272,640)	(4,921,457)	(7,194,097)

Interest Expense:
Money market and NOW	34,633	(175,176)	(140,543)	28,780	(529,956)	(501,176)
Savings accounts	10,812	(32,555)	(21,743)	8,663	(70,253)	(61,590)
Certificates of deposit	(1,894,056)	(1,520,908)	(3,414,964)	(1,454,066)	(5,212,158)	(6,666,224)
Short-term and other borrowings	(343,045)	875	(342,170)	(857,747)	(275,151)	(1,132,898)

Total interest-bearing liabilities	(2,191,656)	(1,727,764)	(3,919,420)	(2,274,370)	(6,087,518)	(8,361,888)

Change in net interest income	$1,000,031	$(1,313,825)	$(313,794)	$1,730	$1,166,061	$1,167,791

(1)	The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

NONINTEREST INCOME AND NONINTEREST EXPENSE

     Noninterest income in 2003 decreased slightly over 2002. Increases in gain on sale of loans of $615,000 resulted from the creation of Habersham Mortgage, a division of Habersham Bank, which began operation in 2003. During 2002, Habersham Bancorp sold its investments in common stock of FLAG Financial Corp, CB Financial Corp, and Greater Rome for gains of $838,000, $277,000, and $50,000, respectively, in order to focus primarily on enhancing financial services offered at Habersham Bank. This resulted in lower gains on investment securities for 2003.

     Noninterest income in 2002 increased $854,000 or 27.48% when compared to 2001. Noninterest income in 2002 when compared to 2001 increased primarily due to an increase in gains on sales of investment securities available for sale of $660,000 in 2002 compared to 2001. Income from trust services also increased in 2002 to $562,000 from $366,000 in 2001 due to growth in the trust department operations in 2002.

     Noninterest expense in 2003 increased approximately $1,254,000 or 9.81% as compared to 2002. The increase in salaries and employee benefits is due to additional costs associated with the creation of Habersham Mortgage, a division of Habersham Bank and staffing requirements for our new location in Braselton. Occupancy expenses increased due to increased depreciation expense associated with purchases of new mainframe computer hardware and software during the fourth quarter of 2002, in addition to depreciation expense on purchases of new teller machines and software and replacement of personal computers at all locations during 2003.

     Noninterest expense in 2002 increased by approximately $497,000 or 4.05% as compared to 2001. The increase for 2002 was primarily due to increases of $278,000 in salaries and employee benefits and $281,000 in marketing expenses offset by a decrease of approximately $87,000 in outside services expense. Salaries and employee benefits increased primarily as a result of annual salary adjustments and additional staffing requirements. Outside services expense consists of FDIC insurance, legal and professional services, insurance, director fees, and Georgia Department of Banking and Finance fees.

INCOME TAX EXPENSE

     The effective tax rate for the Company decreased during 2003 to 23.87% compared to the effective tax rate during 2002 of 24.43%. The effective tax rate for the year ended December 31, 2001 was 25.48%. Higher tax-exempt income as a percentage of pre-tax income each year is the primary cause for these fluctuations.

ALLOWANCE FOR LOAN LOSSES

     The allowance for loan losses represents a reserve for probable losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due, and other loans that management believes require special attention. The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. As such, the accounting policy followed in the determination of the allowance is considered a critical accounting policy. See “Critical Accounting Estimates.”

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

     For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated allowances, the Company has established an unallocated allowance of approximately $289,000 at December 31, 2003. The basis for the unallocated allowance is due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions. Management believes its allowance for loan losses is adequate to absorb losses on loans outstanding at December 31, 2003.

     The allowance for loan losses allocation is based on subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The allocation of the allowance for loan losses by loan category at December 31, 2003, 2002, 2001, 2000, and 1999 is as follows:

	2003		2002		2001		2000		1999
		Percent of		Percent of		Percent of		Percent of		Percent of
		Loans to		Loans to		Loans to		Loans to		Loans to
	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans	Amount	Total loans
Commercial, financial and agricultural	$411,359	5.6%	$372,075	5.6%	$859,875	7.4%	$775,783	6.7%	$921,585	5.2%
Real estate	2,315,343	88.3%	2,214,516	87.5%	1,968,745	84.8%	2,026,521	86.7%	1,619,563	89.4%
Installment loans to individuals	618,639	6.1%	724,794	6.9%	598,657	7.8%	386,883	6.6%	442,005	5.4%
Unallocated	297,761	—	221,924	—	174,600	—	—	—	—	—

Total	$3,643,102	100.0%	$3,533,309	100.0%	$3,601,877	100.0%	$3,189,187	100.0%	$2,983,153	100.0%

     The Company’s provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period. The provision for loan losses was $950,000 in 2003 as compared to $1,307,000 in 2002. Decreases in the loan portfolio due to the maturity and repayments of construction loans originated by BancMortgage resulted in the decrease in the provision.

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

     The following table summarizes, for each of the years in the five year period ended December 31, 2003, selected information related to the allowance for loan losses.

	2003	2002	2001	2000	1999
Balance of allowance for loan losses at beginning of period	$3,533,309	$3,601,877	$3,189,187	$2,983,153	$2,653,070

Charge-offs:
Commercial, financial and agricultural	(329,905)	(372,583)	(481,978)	(266,960)	(117,133)
Real estate	(137,861)	(470,433)	(283,163)	(151,517)	(6,106)
Installment loans to individuals	(660,230)	(670,977)	(444,584)	(324,084)	(141,661)
Other	(20,279)	(33,729)	(47,415)	(43,377)	(32,059)

Total charge-offs	(1,148,275)	(1,547,722)	(1,257,140)	(785,938)	(296,959)

Recoveries:
Commercial, financial and agricultural	130,864	25,759	63,451	—	4,128
Real estate	45,581	25,244	24,720	965	59,570
Installment loans to individuals	125,179	112,017	105,671	32,052	57,872
Other	6,444	9,134	12,988	3,955	5,472

Total recoveries	308,068	172,154	206,830	36,972	127,042

Net charge-offs	(840,207)	(1,375,568)	(1,050,310)	(748,966)	(169,917)
Provision for loan losses	950,000	1,307,000	1,463,000	955,000	500,000

Balance of allowance for loan losses at end of period	$3,643,102	$3,533,309	$3,601,877	$3,189,187	$2,983,153

Average amount of loans	$282,142,667	$306,940,750	$333,320,432	$346,749,588	$255,925,990

Ratio of net charge-offs during the period to average loans outstanding during the period	.30%	.45%	.32%	.22%	.07%
Ratio of allowance to year-end loans	1.37%	1.15%	1.11%	.57%	.94%

     Net charge-offs amounted to $840,207 in 2003. There were 11 commercial loans charged-off with an average balance of $29,991. Real estate secured loans charged-off totaled 11 with an average balance of $47,200. Installment loans charge-offs totaled 143 with an average charge-off balance of $4,800. Commercial loan recoveries totaled 8 loans for an average amount of $16,000, real estate secured loans recoveries totaled 7 loans for an average amount of $5,000, and installment loan recoveries totaled 104 loans for an average of $1,000.

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

LOANS

     The amount of loans outstanding at December 31 for each of the last five years is set forth in the following table according to type of loan and is net of unamortized loan origination fees and unamortized discount on SBA loans sold. The Company had no foreign loans at December 31 in any of the last five years.

	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$14,651,171	$17,070,602	$23,921,875	$25,566,931	$16,623,264
Real estate — construction	50,134,674	106,759,853	119,663,535	113,201,531	106,915,963
Real estate — mortgage	184,348,892	162,281,200	156,022,201	218,040,964	174,244,063
Installment loans to individuals	16,355,654	21,294,151	25,531,911	25,287,734	20,168,672

Total	$265,490,391	$307,405,806	$325,139,522	$382,097,160	$317,951,962

     Loans decreased approximately $41.9 million or 13.63% in 2003 as compared to 2002. Decreases in the real estate construction portfolio, primarily due to the maturity and payoffs of construction loans in the Atlanta area that had been originated by BancMortgage Financial Corp, were offset by new residential mortgages and commercial real estate. Decreases also occurred in the commercial, financial, and agricultural portfolio and in the consumer lending portfolio due to interest rate and economic pressures.

     The decrease in loans in 2002 resulted primarily from decreases in the commercial and consumer loan portfolios of approximately $6.8 million and $4.2 million, respectively, in addition to the sale of residential mortgages and construction loans of approximately $31.5 million offset by new residential mortgage and construction loans of approximately $24.9 million.

     The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 2003.

		DUE AFTER
	DUE IN	ONE THROUGH	DUE AFTER
	ONE YEAR	FIVE YEARS	FIVE YEARS	TOTAL
LOAN MATURITY:
Commercial, financial and agricultural	$10,511,117	$4,085,115	$54,939	$14,651,171
Real estate — construction	50,134,674	—	—	50,134,674
Real estate — mortgage	115,948,544	64,522,002	3,878,346	184,348,892
Installment loans to individuals	5,663,795	10,641,093	50,766	16,355,654

TOTAL	$182,258,130	$79,248,210	$3,984,051	$265,490,391

LOAN INTEREST RATE SENSITIVITY:
Loans with:
Predetermined interest rates	$53,977,780	$78,916,626	$3,939,649	$136,834,055
Floating or adjustable interest rates	128,280,350	331,584	44,402	128,656,336

TOTAL	$182,258,130	$79,248,210	$3,984,051	$265,490,391

NONPERFORMING ASSETS AND PAST DUE LOANS

     Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans, and other real estate owned.

     The following table sets forth the totals of nonperforming assets, selected ratios, and accruing loans past due 90 days or more at December 31 for each of the last five years.

	2003	2002	2001	2000	1999
NONPERFORMING ASSETS:
Accruing loans 90 days past due	$503,954	$2,178,898	$3,031,122	$1,814,820	$319,731
Nonaccrual	2,299,796	2,115,485	2,097,964	789,341	623,114
Restructured loans	26,217	492,064	689,510	709,787	781,803
Other real estate owned	2,634,673	3,197,020	4,685,704	1,579,245	1,440,084

Total nonperforming assets	$5,464,640	$7,983,467	$10,504,300	$4,893,193	$3,164,732

RATIOS:
Nonperforming loans (excluding restructured loans) to total loans	1.06%	1.40%	1.58%	.68%	.30%
Nonperforming assets to total loans plus other real estate owned	2.04%	2.57%	3.18%	1.28%	.99%
Allowance to nonperforming loans	128.73%	73.82%	61.90%	96.24%	172.97%

     Most of the classifications of nonperforming assets had decreased at December 31, 2003 over December 31, 2002 with the exception of nonaccrual loans. Accruing loans over 90 days at December 31, 2002 consisted primarily of twenty loans collateralized with residential properties which were moved into the other real estate or collected. At December 31, 2003, accruing loans 90 days past due consisted of five real estate secured loans of approximately $263,000 with the remainder in consumer and commercial loans of approximately $126,000 and $114,000, respectively.

     The increase in loans on nonaccrual status during 2003 was primarily due to the movement of approximately $1,633,000 of loans collateralized by 1-4 family residential properties to nonaccrual status during 2003.

     Restructured loans decreased during 2003 due to the reclassification of one note of approximately $492,000 and one note of approximately $26,000 classified as a restructured loan.

     During 2003, additions to other real estate of approximately $1.7 million were offset by sales of other real estate of approximately $2.2 million. At December 31, 2003, other real estate consisted of three properties of approximately $1.6 million which are secured by commercial real estate and thirteen properties of approximately $1 million which are secured by residential properties.

     Accrual of interest is discontinued when either principal or interest becomes 90 days past due unless the loan is both well secured and in the process of collection, or in management’s opinion, when reasonable doubt exists as to the full collection of interest or principal. Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $217,088, $298,461, and $353,847 in 2003, 2002, and 2001, respectively, compared with interest income recognized of $113,450, $91,914, and $145,584, respectively.

     At December 31, 2003, the Company had no significant loans which management designated as potential problem loans which have not been disclosed above as nonaccrual or past due loans.

     Habersham Bank held a concentration in mortgages for agribusiness purposes in the poultry industry which totaled approximately $5.7 million and $6 million at December 31, 2003 and 2002, or approximately 2.18% and 1.97% of total net loans at December 31, 2003 and 2002, respectively. These mortgages for agribusiness purposes are primarily secured by real estate consisting of residences, poultry houses, and equipment. None of the mortgages are considered individually significant. Habersham Bank held a concentration in commercial loans for the travel accommodation industry which total approximately $19.7 million at December 31, 2003, or approximately 7.41% of total net loans. These loans are primarily secured by commercial real estate.

INVESTMENT SECURITIES

     The Company has classified its investment securities as available for sale and held to maturity. The classification of certain investment securities as available for sale is consistent with the Company’s investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 2003 approximately $72.8 million of investment securities were classified as available for sale. Approximately $164,000 of net unrealized gain, net of income taxes, was included in shareholders’ equity related to available for sale investment securities.

     The following table sets forth the carrying amounts of investment securities at December 31, 2003, 2002, and 2001.

	2003	2002	2001
Investment securities available for sale:
U.S. Treasury	$14,667,221	$514,608	$1,544,065
U.S. Government agencies	45,272,660	41,589,860	31,131,435
States & political subdivisions	12,194,882	12,011,458	12,176,829
Other investments	677,868	702,974	2,768,062

Total	$72,812,631	$54,818,900	$47,620,391

Investment securities held to maturity:
U.S. Government agencies	$193,008	$248,840	$2,100,963
States & political subdivisions	4,666,705	6,640,464	7,545,175

Total	$4,859,713	$6,889,304	$9,646,138

     The following table sets forth the maturities of debt investment securities at carrying value at December 31, 2003 and the related weighted yields of such securities on a tax equivalent basis (assuming a 34% tax rate).

		MATURING IN
	ONE YEAR	1-5	5-10	AFTER 10
	OR LESS	YEARS	YEARS	YEARS
Investment securities available for sale:
Carrying value:
U.S. Treasury	$—	$2,653,782	$7,133,201	$4,880,238
U.S. Government agencies	—	1,300,212	7,079,868	36,892,580
States & political subdivisions	205,743	1,431,235	3,735,983	6,821,921
Weighted average yields:
U.S. Treasury	—%	3.51%	3.66%	4.27%
U.S. Government agencies	—%	2.82%	3.81%	4.32%
States & political subdivisions	5.73%	3.90%	4.77%	4.59%
Investment securities held to maturity:
Carrying value:
U.S. Government agencies	$—	$64,505	$99,447	$29,056
States & political subdivisions	505,034	1,648,986	994,312	1,518,373
Weighted average yields:
U.S. Government agencies	—%	6.27%	8.31%	5.86%
States & political subdivisions	4.71%	4.76%	4.64%	4.93%

     No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company’s shareholders’ equity at December 31, 2003.

DERIVATIVE INSTRUMENTS

     The Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, on January 1, 2001. In accordance with the transition provisions of SFAS No. 133, the Company recorded a net-of-tax cumulative effect loss of $162,000 on January 1, 2001 to reflect the fair value of forward commitments to sell mortgage-backed securities held by BancMortgage. The provisions of SFAS No. 133 allowed for a one time transfer of investment securities previously classified as held to maturity to available for sale upon adoption. As a result, the Company transferred approximately $999,000 of investment securities previously classified as held to maturity to its available for sale portfolio on January 1, 2001.

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

     At December 31, 2003, other than a minimal amount of interest rate lock commitments to originate mortgage loans for resale, the Company did not have any derivative instruments.

DEPOSITS

     Average deposits decreased approximately $40.0 million and decreased approximately $14.2 million during 2003 and 2002, respectively.

     The following table sets forth the average amount of deposits and average rate paid on such deposits for each category which exceeds 10% of average total deposits for the years ended December 31, 2003, 2002, and 2001.

	2003		2002		2001
	AVG. AMT	AVG	AVG. AMT	AVG	AVG. AMT	AVG
	OUTSTANDING	RATE	OUTSTANDING	RATE	OUTSTANDING	RATE
Interest-bearing demand deposits	$57,534,840	.62%	$53,770,339	.92%	$52,263,513	1.91%
Nonininterest-bearing demand deposits	39,691,635	n/a	36,264,247	n/a	28,669,906	n/a
Time certificates of deposit	188,858,305	3.10%	237,423,845	3.90%	261,260,988	6.10%

     At December 31, 2003, time certificates of deposit of $100,000 or more totaled $63,730,583. The maturities of all time certificates of deposit over $100,000 are as follows:

3 months or less	$13,290,442
Over 3 but less than 6 months	24,060,994
Over 6 but not more than 12 months	12,128,073
Over 1 year but not more than 5 years	14,251,074

TOTAL	$63,730,583

BORROWINGS

     Borrowings increased approximately $3.8 million during 2003 compared to 2002 primarily due to the purchase of federal funds at year-end of approximately $4.2 million. Other short-term borrowings, the treasury note and securities sold under repurchase agreements, decreased approximately $354,000 and $32,000, respectively.

     At December 31, 2003, the Company has a Daily Rate Credit line and a Warehouse line of credit with the Federal Home Loan Bank totaling $230,833,000 of which $30,000,000 was advanced and $200,833,000 was available. Both of these lines of credit are specific collateral agreements. The Daily Rate Credit line is secured by qualifying first mortgage loans, commercial loans, and pledged securities. The Warehouse line of credit is secured by qualifying first mortgage loans. The advances outstanding at December 31, 2003 and 2002 consist of three fixed rate advances of $10,000,000 each that bear interest at 6.72%, 6.02%, and 4.93% and mature in 2005, 2010, and 2011 (callable each year), respectively.

     At December 31, 2003, the Company had available repurchase agreement line of credit commitments with Compass Bank totaling $22,950,000 of which none was advanced. The Company also had available repurchase agreement line of credit commitments with the National Bank of Commerce totaling $1,901,000 at December 31, 2003 of which none was advanced.

CAPITAL RESOURCES

     The Company is subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimal capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company must meet specific capital guidelines that involve quantitative measures of the Company’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

     Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2003, that the Company meets all capital adequacy requirements to which it is subject.

     As of December 31, 2003, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

     The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2003 follow (in thousands):

					TO BE WELL
					CAPITALIZED
					UNDER PROMPT
					CORRECTIVE
			FOR CAPITAL		ACTION
	ACTUAL		ADEQUACY PURPOSES		PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of December 31, 2003
Total Capital (to risk-weighted assets):
Company	$50,543	17.26%	$23,433	8%	N/A	N/A
Habersham Bank	46,366	15.94%	23,270	8%	$29,087	10%
Tier I Capital (to risk-weighted assets):
Company	$46,954	16.03%	$11,717	4%	N/A	N/A
Habersham Bank	42,777	14.71%	11,635	4%	$17,452	6%
Tier I Capital (to average assets):
Company	$46,954	12.34%	$15,224	4%	N/A	N/A
Habersham Bank	42,777	11.35%	15,071	4%	$18,838	5%

     While management believes that the current level of capital is sufficient for the current and foreseeable needs of the Company, capital needs are continually evaluated by management.

     Cash dividends were paid at a rate of $.06 per share in March, June, and September of 2003, with a special dividend of $1.00 paid in December of 2003. The special dividend was paid in celebration of Habersham Bank’s 100th anniversary coming in 2004 and in light of the favorable tax treatment of dividend income under recent tax law changes.

     Cash dividends were paid at a rate of $.06 per share in each of March, June, September, and December for 2002.

     Management is not aware of any required regulatory changes or any recommendation by any regulatory authority which will have a material effect on the Company’s liquidity, capital or results of operations.

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

INTEREST RATE SENSITIVITY ANALYSIS

	DUE IN	DUE AFTER	DUE AFTER	DUE AFTER	DUE AFTER
	THREE	THREE THROUGH	SIX THROUGH	ONE THROUGH	FIVE
	MONTHS	SIX MONTHS	TWELVE MONTHS	FIVE YEARS	YEARS	TOTAL
INTEREST-EARNING ASSETS:
Investment securities	$200,382	$304,981	$205,414	$7,098,720	$69,184,979	$76,994,476
Loans	132,878,489	24,444,667	24,934,974	79,248,210	3,984,052	265,490,392

Total interest-earning assets	133,078,871	24,749,648	25,140,388	86,346,930	73,169,031	342,484,868

INTEREST-BEARING LIABILITIES:
Deposits:
Money market and NOW	59,076,674	—	—	—	—	59,076,674
Savings	9,473,852	—	—	—	—	9,473,852
Certificates of deposit	38,821,434	59,091,492	29,595,506	45,680,059	7,622	173,196,113
Borrowings	12,962,231	—	—	10,000,000	20,000,000	42,962,231

Total interest-bearing liabilities	120,334,191	59,091,492	29,595,506	55,680,059	20,007,622	284,708,870

Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$12,744,680	$(34,341,844)	$(4,455,118)	$30,666,871	$53,161,409	$57,775,998

Cumulative gap	$12,744,680	$(21,597,164)	$(26,052,282)	$4,614,589	$57,775,998
Ratio of cumulative gap to total cumulative earning-assets	9.58%	(13.68)%	(14.24)%	1.71%	16.87%
Ratio of interest-earning assets to interest-bearing liabilities	110.59%	87.96%	87.54%	101.74%	120.29%

     The Company’s strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 80% to 120% at the less-than one-year-time frame. At December 31, 2003, the Company was able to meet such objective. The interest rate sensitivity analysis has a negative one year gap of approximately $26 million (excess of interest-bearing liabilities to interest-earning assets repricing within one year). However, the Company’s experience has shown that NOW, money market, and savings deposits of approximately $68.5 million are less sensitive to short term rate movements, thus the negative one year gap is likely lower.

MARKET RISK

     Market risk reflects the risk of economic loss resulting from adverse changes in market prices and interest rates. The risk of loss can be reflected in either diminished current market values or reduced potential net interest income in future periods.

     Market risk arises primarily from interest rate risk inherent in the Company’s lending and deposit taking activities. The structure of the Company’s loan and deposit portfolios is such that a significant decline in the prime rate may adversely impact net market values and interest income. Management seeks to manage this risk through the use of its investment securities portfolio. The composition and size of the investment portfolio is managed so as to reduce the interest rate risk in the deposit and loan portfolios while at the same time maximizing the yield generated from the portfolio. The Company is also subject to equity risk as a result of changes in market values of its equity securities.

     The table below presents in tabular form the contractual balances and the estimated fair value of the Company’s balance sheet financial instruments and their expected maturity dates as of December 31, 2003. The expected maturity categories take into consideration historical prepayments experience as well as management’s expectations based on the interest rate environment as of December 31, 2003.

MARKET RISK INFORMATION (in thousands)

	Principal/Notional Amount Maturing in:							Fair
	2004	2005	2006	2007	2008	Thereafter	Total	Value
Rate-sensitive assets:
Fixed interest rate loans	$53,978	$33,608	$33,994	$6,322	$4,992	$3,940	$136,834	$146,148
Average interest rate	6.27%	6.23%	6.43%	7.24%	6.85%	5.64%	6.35%
Variable interest rate loans	128,280	332	—	—	—	44	128,656	128,656
Average interest rate	5.23%	5.50%	—%	—%	—%	3.89%	5.23%
Fixed interest rate securities	711	481	1,376	2,209	3,033	68,062	75,872	76,190
Average interest rate	5.01%	4.77%	3.25%	4.12%	3.49%	4.29%	4.24%
Variable interest rate securities	1,122	—	—	—	—	—	1,122	1,122
Average interest rate	3.31	—%	—%	—%	—%	—%	3.31%
Rate-sensitive liabilities:
Savings and interest-bearing deposits	68,551	—	—	—	—	—	68,551	68,551
Average interest rate	.46%	—%	—%	—%	—%	—%	.46%
Fixed interest rate time deposits	127,488	16,268	20,146	6,878	2,388	8	173,176	225,009
Average interest rate	2.98%	4.73%	4.68%	4.96%	4.32	—%	3.52%
Variable interest rate time deposits	20	—	—	—	—	—	20	20
Average interest rate	3.45%	—%	—%	—%	—%	—%	3.45%
Fixed interest rate Borrowings	—	10,000	—	—	—	20,000	30,000	33,090
Average interest rate	—%	6.72%	—%	—%	—%	5.48%	5.89%
Variable interest rate borrowings	12,962	—	—	—	—	—	12,962	12,962
Average interest rate	.86%	—%	—%	—	—%	—%	.86%

Equity investments of $750,000 are subject to changes in market values.

INFLATION

     The Company’s assets and liabilities are generally monetary in nature. Therefore, interest rates have a greater impact on the Company’s performance than the effects of general levels of inflation. Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services. See “Interest Rate Sensitivity” above.

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

     The Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At December 31, 2003, federal funds purchased from other financial institutions total $4,189,000. The Company can borrow funds from the FHLB, subject to eligible collateral of loans. At December 31, 2003, our maximum borrowing capacity from the FHLB was $230,833,000 and the Company had outstanding borrowings of $30,000,000 leaving available unused borrowing capacity of $200,833,000. In addition, the Company has made arrangements with commercial banks for short-term advances up to $24,851,000 under repurchase agreement lines of credit of which none was advanced at December 31, 2003.

     Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayment of loans are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

     Habersham Bank’s liquidity policy requires a minimum ratio of 20% of cash and certain short-term investments to net withdrawable deposit accounts. The Bank’s liquidity ratios at December 31, 2003 and 2002 were 33.50% and 21.11%, respectively.

OFF-BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case by case basis. At December 31, 2003, the Company had outstanding loan commitments approximating $45,900,000 and standby letters of credit approximating $3,852,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

     The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowing from other financial institutions.

     The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases as well as the Company’s contractual obligations, consisting of deposits, FHLB advances and borrowed funds by contractual maturity date.

	2004	2005	2006	2007	2008
Commitments on lines of credit	45,900,002	—	—	—	—
Standby letters of credit	3,851,779	—	—	—	—
Commitments under lease agreements	126,420	114,078	81,040	27,958	4,011
Deposits	233,912,287	16,268,443	20,146,357	6,877,652	2,387,607
FHLB advances	—	10,000,000	—	—	—
Short-term borrowings	578,455	—	—	—	—
Federal funds purchased and securities sold under repurchased agreements	12,383,776	—	—	—	—

Total commitments and contractual obligations	$296,752,719	$26,382,521	$20,227,397	$6,905,610	$2,391,618

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

     In January 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities and Interpretation of ARB No. 51 (FIN 46). In December 2003, the FASB reissued FIN 46 (FIN46R). FIN 46 establishes the criteria for consolidating variable interest entities. The adoption of FIN 46 and FIN 46R is not expected to have a material impact on the consolidated financial statements of the Company as the Company does not have a variable interest in any entity.

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

     In May 2003, the FASB issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity, and imposes certain additional disclosure requirements. The provisions of SFAS No. 150 are generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this standard did not have a significant effect on the Company’s consolidated financial statements.

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     See “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The consolidated balance sheets of the Company and subsidiaries as of December 31, 2003 and 2002, the related consolidated statements of income, shareholders’ equity and comprehensive income, and cash flows and notes to the consolidated financial statements for each of the years in the three year period ended December 31, 2003, the report issued thereon by the Company’s independent auditors and quarterly financial data (unaudited) are incorporated herein by reference to the Company’s 2003 Annual Report to Shareholders and are attached as Exhibit 13 hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None

Item 9a. CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company’s management, including the Company’s Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant Changes in the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls during the last fiscal quarter of 2003, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The Company’s Code of Ethics that applies to its senior management, including its Chief Executive Officer, Chief Financial Officer and Comptroller, is attached as Exhibit 14 hereto.

     Additional information concerning the Company’s directors and executive officers Appears in the Proxy Statement under the headings “Election of Directors-Nominees,” -“Compliance with Section 16(a) of the Exchange Act” and “Executive Officers” and is incorporated by reference herein.

Item l1. EXECUTIVE COMPENSATION

     Additional information concerning the compensation of the Company’s management appears in the Proxy Statement under the headings “Executive Compensation” and “Election of Directors - Compensation of Directors” and is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER Matters

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2003.

Equity Compensation Plan Table

	(a)	(b)	(c)
			Number of securities
			remaining available for
			future issuance under
	Number of securities to be	Weighted-average	equity compensation
	issued upon exercise of	exercise price of	plans (excluding
	outstanding options,	outstanding options,	securities reflected in
Plan category	warrants and rights	warrants and rights	column (a))
Equity compensation plans approved by security holders	262,953	$18.21	484,549
Equity compensation plans not approved by security holders	0	0	0
Total	262,953	$18.21	484,549

     Additional information concerning beneficial owners of more than 5% of the Company’s stock and information concerning the stock owned by the Company’s management appears in the Proxy Statement under the heading “Ownership of Stock” and is incorporated by reference herein.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Information concerning certain relationships and related transactions appears in the Proxy Statement under the heading “Certain Transactions” and is incorporated by reference herein.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

     Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Audit Committee Matters – Audit Fees” and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Exhibit No.	Document
3.1	Amended and restated Articles of Incorporation of Habersham Bancorp, as amended by amendment dated April 16, 1988 (1) and further amended by amendment dated April 15, 2000 (2)

3.2	By-laws of Habersham Bancorp, as amended as of November 20, 1989 (3) and as of March 16, 1991. (4)

10.1*	Habersham Bancorp Savings Investment Plan, as amended and restated March 17, 1990, and the related Trust Agreements, as amended March 17, 1990. (3)

10.2*	Habersham Bancorp Incentive Stock Option Plan, as amended February 26, 1994. (5)

10.3*	Habersham Bancorp Outside Directors Stock Option Plan (6), as amended January 17, 2004. (7)

10.4*	Habersham Bancorp 1996 Incentive Stock Option Plan, as amended by the First Amendment thereto dated January 29, 2000. (8)

10.5*	Mortgage Banking Agreement Dated as of January 2, 1996 among Habersham Bancorp, Habersham Bank, BancMortgage Financial Corp. and Robert S. Cannon and Anthony L. Watts. (9)

13.0	Financial statements and notes thereto contained in the Habersham Bancorp 2003 Annual Report and quarterly financial data (unaudited).

14.0	Code of Ethics.

21.0	Subsidiaries of Habersham Bancorp.

23.1	Independent Accountants’ Consent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to Registrant’s Registration Statement on Form S-4 (Regis. No. 33-57915).

(2) Incorporated herein by reference to exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13153).

(3) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-13153).

(4) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991 (File No. 0-13153).

(5) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993 (File No. 0-13153).

(6) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994 (File No. 0-13153).

(7) Incorporated by reference to Appendix B to the Registrant’s 2004 Proxy Statement for its Annual Meeting of Shareholders filed on Schedule 14A (File No. 0-13153).

(8) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-13153).

(9) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997 (File No. 0-13153).

* Indicates the Registrant’s plans, management contracts and compensatory arrangements.

(b)	Reports on Form 8-K:

     The following reports on Form 8-K were filed during the last quarter of the year ended December 31, 2003:

     Report of Third Quarter 2003 earnings filed on October 29, 2003.

     Report of Changes in the Board of Directors filed on October 15, 2003.

     Report of special dividend filed on October 15, 2003.

SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HABERSHAM BANCORP (Registrant)

	/s/ David D. Stovall	Date: March 30, 2004

By:	Director, President and
Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Thomas A. Arrendale, III	Chairman of the Board and Director	March 30, 2004

/s/ David D. Stovall	Director, President and Chief Executive Officer *	March 30, 2004

/s/ Edward D. Ariail	Director, Vice President and Corporate Secretary	March 30, 2004

/s/ Michael C. Martin	Director	March 30, 2004

/s/ James A. Stapleton, Jr.	Director	March 30, 2004

/s/ Calvin R. Wilbanks	Director	March 30, 2004

/s/ Michael L. Owen	Director	March 30, 2004

/s/ Annette Banks	Vice President and Chief Financial Officer **	March 30, 2004

* Principal executive officer.

** Principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Document
3.1	Amended and restated Articles of Incorporation of Habersham Bancorp, as amended by amendment dated April 16, 1998 (1) and as further amended by amendment dated April 15, 2000. (2)

3.2	By-laws of Habersham Bancorp, as amended as of November 20, 1989 (3) and as of March 16, 1991. (4)

10.1*	Habersham Bancorp Savings Investment Plan, as amended and restated March 17, 1990, and the related Trust Agreements, as amended March 17, 1990. (3)

10.2*	Habersham Bancorp Incentive Stock Option Plan, as amended February 26, 1994. (5)

10.3*	Habersham Bancorp Outside Directors Stock Plan (6), as amended January 17, 2004. (7)

10.4*	Habersham Bancorp 1996 Incentive Stock Option Plan, as amended by the First Amendment thereto dated January 29, 2000. (8)

10.5*	Mortgage Banking Agreement dated as of January 2, 1996 among Habersham Bancorp, Habersham Bank, BancMortgage Financial Corp., and Robert S. Cannon and Anthony L. Watts. (9)

13.0	Financial statements and notes thereto contained in the Habersham Bancorp 2003 Annual Report and quarterly financial data.

14.0	Code of Ethics.

21.0	Subsidiaries of Habersham Bancorp

23.1	Independent Accountants’ Consent

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to the Registrant’s Registration Statement on Form S-4 (Regis. No. 33-57915).

(2) Incorporated herein be reference to exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13153).

(3) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year December 31, 1989 (File No. 0-13153).

(4) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 1991.(File No. 0-13153).

(5) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1993. (File No. 0-13153).

(6) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1994. (File No. 0-13153).

(7) Incorporated by reference to Appendix b to the Registrant’s 2004 Proxy Statement for its Annual Meeting of Shareholders filed on Schedule 14A (File No. 0-13153).

(8) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1995. (File No. 0-13153).

(9) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1997. (File No. 0-13153).

* Indicates the Registrant’s plans, management contracts and compensatory arrangements.