Form 10-Q
period 2004-03-31
HABERSHAM BANCORP
filed 2004-05-17
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

            __x___ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the quarterly period ended March 31, 2004


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


Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Exchange Act).       Yes _______    No ___X___


State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

2,892,599 shares, common stock, $1.00 par value, as of April 30, 2004

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS                                        MARCH 31, 2004    DECEMBER 31, 2003
                                                                   (Restated)
Cash and due from banks                      $         8,268   $            8,381
Federal funds sold                                     5,099                    -
Investment securities available for sale
 (cost of $69,517 at March 31, 2004 and
  $72,565 at December 31, 2003)                       70,546               72,813
Investment securities held to maturity
 (estimated fair value of $5,141 at
  March 31, 2004 and $5,177 at
  December 31, 2003)                                   4,751                4,859
Other investments                                      1,625                1,652

Loans held for sale                                    1,223                1,522

Loans                                                258,636              265,450
  Less allowance for loan losses                      (3,567)              (3,643)
                                             ----------------  -------------------
    Loans, net                                       255,069              261,807
                                             ----------------  -------------------

Intangible assets                                      2,489                2,489
Other assets                                          20,429               21,444
                                             ----------------  -------------------
    TOTAL ASSETS                             $       369,499   $          374,967
                                             ================  ===================

LIABILITIES
Noninterest-bearing deposits                 $        42,408   $           37,842
Interest-bearing deposits                            235,446              241,747
Short-term borrowings                                    573                  579
Federal funds purchased and securities
  sold under repurchase agreements                     8,180               12,384
Federal Home Loan Bank Advances                       30,000               30,000
Other liabilities                                      2,912                3,186
                                             ----------------  -------------------
    TOTAL LIABILITIES                                319,519              325,738
                                             ----------------  -------------------

SHAREHOLDERS' EQUITY
Common Stock, $1.00 par value,
 10,000,000 shares authorized;
 2,874,831 shares issued at March 31, 2004
 and 2,869,278 shares issued at
 December 31, 2003                                     2,875                2,869
Additional paid-in capital                            14,248               14,177
Retained earnings                                     32,178               32,019
Accumulated other comprehensive income                   679                  164
                                             ----------------  -------------------
    TOTAL SHAREHOLDERS' EQUITY                        49,980               49,229
                                             ----------------  -------------------
    TOTAL LIABILITIES AND SHAREHOLDERS'
      EQUITY                                 $       369,499   $          374,967
                                             ================  ===================

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three-Month Periods Ended March 31, 2004 and 2003
(dollars in thousands, except per share amounts)


                                                              2004        2003
INTEREST INCOME
Loans                                                      $    4,177  $    5,101
Investment securities                                             789         696
Federal funds sold                                                  4          13
Other                                                              32          37
                                                           ----------  ----------
  TOTAL INTEREST INCOME                                         5,002       5,847

INTEREST EXPENSE
Time deposits, $100,000 and over                                  417         654
Other deposits                                                    803       1,134
Short-term and other borrowings, primarily
  FHLB advances                                                   447         469
                                                           ----------  ----------
  TOTAL INTEREST EXPENSE                                        1,667       2,257

NET INTEREST INCOME                                             3,335       3,590
Provision for loan losses                                         162         263
                                                           ----------  ----------

NET INTEREST INCOME AFTER
 PROVISION FOR LOAN LOSSES                                      3,173       3,327

NONINTEREST INCOME
  Gain on sale of loans                                           185         140
  Loan fee income                                                  84         120
  Service charges on deposits                                     171         202
  Other service charges and commissions                            43          48
  Investment securities gains, net                                 31           6
  Gain on sale of other investments                                18           -
  Other income                                                    350         432
                                                           ----------  ----------
    Total noninterest income                                      882         948

NONINTEREST EXPENSE
  Salary and employee benefits                                  2,054       1,765
  Occupancy                                                       434         366
  Computer services                                               100         107
  General and administrative expense                            1,044       1,025
                                                           ----------  ----------
    Total noninterest expense                                   3,632       3,263

INCOME BEFORE INCOME TAXES                                        423       1,012
Income tax expense                                                 64         254
                                                           ----------  ----------
NET INCOME                                                        359         758
                                                           ==========  ==========

NET INCOME PER COMMON SHARE - BASIC                        $      .13  $      .27
                                                           ==========  ==========


NET INCOME PER COMMON SHARE - DILUTED                      $      .12  $      .26
                                                           ==========  ==========

WEIGHTED AVERAGE NUMBER OF COMMON
 SHARES OUTSTANDING                                         2,872,234   2,818,289
                                                           ==========  ==========
WEIGHTED AVERAGE NUMBER OF COMMON
 AND COMMON EQUIVALENT SHARES OUTSTANDING                   2,939,885   2,868,268
                                                           ==========  ==========

Dividends per share                                        $      .07  $      .06
                                                           ==========  ==========

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 2004 and 2003
(dollars in thousands)


CASH FLOWS FROM OPERATING ACTIVITIES:                    2004      2003
  Net income                                           $   359   $   758
    Adjustments to reconcile net income to net cash
     provided by (used in) operating activities:
      Provision for loan losses                            162       263
      Depreciation                                         227       178
      Investment securities gains, net                     (31)       (6)
      Loss (gain) on sale of other real estate               2        (3)
      Net amortization of premium on investment
        securities                                         121         -
      Gain on sale of other investment                     (18)        -
      Deferred income tax benefit                          (12)       (9)
      Gain on sale of loans                               (185)     (140)
      Proceeds from sale of loans held for sale          8,011     5,298
      Origination of loans held for sale                (7,527)   (9,251)

  Changes in assets and liabilities:
      Decrease in interest receivable                      109       149
      Decrease in other assets                           1,081        30
      Decrease in interest payable                        (251)     (399)
      Decrease in other liabilities                        (23)      (79)
                                                       --------  --------
  Net cash provided by (used in) operating activities    2,025    (3,211)
                                                       --------  --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Investment securities available for sale:
      Proceeds from maturity                             2,716     5,253
      Proceeds from sale and call                        5,368     3,888
      Purchases                                         (5,127)   (6,924)
  Investment securities held to maturity:
      Proceeds from maturity                               110       158
      Proceeds from call                                     -       101
  Other investments:
      Proceeds from sale                                    45       387
  Loans:
      Net decrease in loans                              5,965     6,987
  Purchases of premises and equipment                     (233)     (221)
  Proceeds from sale of other real estate                  186        66
  Net additions to other real estate                         -       (47)
                                                       --------  --------
  Net cash provided by investing activities              9,030     9,648
                                                       --------  --------

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - CONTINUED
(Unaudited) For the Three-Month Periods Ended March 31, 2004 And 2003
(dollars in thousands)


CASH FLOWS FROM FINANCING ACTIVITIES:                        2004      2003
  Net decrease in deposits                                  (1,735)   (37,258)
  Net decrease in short-term borrowings                         (6)      (321)
  Net (decrease) increase in federal funds purchased
    and securities sold under repurchase agreements         (4,204)     6,258
  Issuance of common stock                                      77         65
  Cash dividends paid                                         (201)      (169)
                                                           --------  ---------
    Net cash used by financing activities                   (6,069)   (31,425)
                                                           --------  ---------

Increase (decrease) in cash and cash equivalents             4,986    (24,988)

CASH AND CASH EQUIVALENTS:  BEGINNING OF PERIOD              8,381     40,969
                                                           --------  ---------
CASH AND CASH EQUIVALENTS:  END OF PERIOD                  $13,367   $ 15,981
                                                           ========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Cash paid during the period for:
  Interest                                                 $ 1,919   $  2,656

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Other real estate acquired through loan foreclosures       $   611   $    831
Loans granted to facilitate the sale
  of other real estate                                           -         41
Unrealized gain on investment securities
  available for sale, net of tax effect                        516         42

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

     The condensed consolidated financial statements included herein should be read in conjunction with the Company's 2003 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003.


2.  Accounting Policies

     Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2003. The Company has consistently followed those policies in preparing this report.


3.  Restatement of the Consolidated Balance Sheet as of December 31, 2003

     In April 2004, the Company determined that it had incorrectly recorded compensation expense in years previous to 2004 beginning in 1998 relating to post-retirement benefit obligations included in deferred compensation agreements the Bank has with certain members of management and its board of directors. The estimates of expense previously recorded by the Company did not include amounts relating to the post-retirement benefit obligations. The impact of this error, net of tax, was $218,000, $115,000, $28,000, $21,000, $46,000 and $22,000 in
1998, 1999, 2000, 2001, 2002, and 2003 respectively The net unrecorded liability at December 31, 2003 was $714,000 ($450,000 net of tax effects) and is not considered material to the Company's consolidated financial statements as of December 31, 2003. However, the Bank has been required to reflect the correction as a prior period adjustment in its regulatory reports and, accordingly, the accompanying Consolidated Balance Sheet as of December 31, 2003 has been restated to conform the presentation with the regulatory filing. The Company will record $382,000 of this amount as an adjustment to opening equity at January 1, 2002 and will also amend its 2002 and 2003 income statements to reduce net income by the amounts of $46,000 and $ 22,000, respectively, in its 2004 annual report on Form 10-K.

     The following presents the amounts originally reported in the Company's Annual Report on Form 10-K as of December 31, 2003 that are affected by the restatement compared to the amounts that are reported in this Form 10-Q.

                                           AS             AS
                                       ORIGINALLY      RESTATED
                                        REPORTED
(Amounts in thousands)
Other assets                                 21,180       21,444
Total assets                                374,703      374,967
Other liabilities                             2,472        3,186
Total liabilities                           325,024      325,738
Retained earnings                            32,469       32,019
Total shareholders' equity                   49,679       49,229
Total liabilities and shareholders'
  equity                                    374,703      374,967

4.  Other Comprehensive Income

     Other comprehensive income for the Company consists of items previously recorded directly in equity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Comprehensive income for the three months ended March 31, 2004 and 2003 was $874,459 and $800,000, respectively.


5.  Derivative Instruments

     In the normal course of business, the Company extends interest rate lock commitments to borrowers who applied for loan funding and met certain credit and underwriting criteria. Such commitments were typically for short terms. Such commitments to originate fixed-rate mortgage loans are the Company's only derivative instruments.


6.  Stock-based Compensation

     The Company applies APB Opinion No. 25, "Accounting for Stock Issued to Employees", and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company's stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost determined under SFAS No. 123 did not differ from the compensation cost determined under APB Opinion No. 25 for the three months ended March 31, 2004 and 2003, as no options were granted during those periods.

Item. 2 Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

     Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc. The Advantage Group, Inc., a non-bank subsidiary providing marketing and advertising services, ceased operation September 30, 2001. Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. ("Advantage Insurers"). Advantage Insurers offers a full line of property, casualty, and life insurance products. The Advantage Group, Inc. and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company and as a result, management's discussion and analysis, which follows relates primarily to Habersham Bank.

     The Company's continuing primary business is the operations of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, and Gwinnett counties in Georgia. The Company's primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

     The Company's primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates remained at low levels during 2003 and the first quarter of 2004 and management expects rates to remain at these levels throughout 2004. Maintaining a profitable net interest margin (net interest income divided by average earning assets) in 2004 will continue to the focus of management.

     Net interest income in the first quarter of 2004 was impacted by payoffs of construction loans generated by Habersham Bank's former mortgage subsidiary, BancMortgage Financial Corp. (sold December 2002); by new loan dollars generated by Habersham Bank; and by maturing certificates of deposit. The average balance of the total loan portfolio for the first quarter of 2004 when compared to the first quarter of 2003 decreased approximately $41 million. Approximately $63.9 million of this decrease related to payoffs of construction loans generated by Habersham Bank's former mortgage subsidiary, which has been offset by new loans of approximately $22.9 million generated internally by Habersham Bank. The average balances of the deposit portfolio for the first quarter of 2004 also decreased approximately $24.4 million when compared to first quarter of 2003. The maturity of approximately $8.1 million of national market certificates of deposit is reflected in this decrease.

     During the first quarter of 2004, Habersham Bank made changes in its locations in the Cherokee County area with the closing of the office at Waleska and the opening of a new branch at Hickory Flat. Operational expenses associated with the move to Hickory Flat and a new office at Braselton (opened November
2003) are reflected in the first quarter 2004 results.

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

     Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users;
(5) changes in consumer spending, borrowing and saving habits; (6) acquisitions;
(7) the ability to increase market share and control expenses; (8) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (9) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (10) changes in the Company's organization, compensation and benefit plans; (11) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (12) the success of the Company at managing the risks involved in the foregoing.

     Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Critical Accounting Estimates

     In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 1 to the consolidated financial statements which are presented in the Company's Annual Report on Form 10-K for the year ended December 31, 2003. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical. This is because of the subjective nature of the estimates used in establishing the allowance and the effect these estimates have on the Company's earnings. Because the allowance is replenished by means of a provision for loan losses that is charged as an expense against net income, the estimation of the allowance affects the Company's earnings directly. Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment. The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations is very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. Management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

     Certain economic factors could have a material impact on the allowance for loan losses determination and its adequacy. The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the determination is a consideration for concentrations in collateral which secure the loan portfolio. The Company's loan portfolio is secured primarily by commercial and residential real estate with such loans comprising approximately 88.8% of the total loan portfolio at March 31, 2004. While there is a risk that the value of the real estate securing the loans in the portfolio could decrease during an economic recession, the majority of the real estate securing the loan portfolio is 1 - 4 family residential properties which are generally not as affected by downturns in the economy. The Company also has concentrations in mortgages for agribusiness purposes in the poultry industry and in commercial loans for the travel accommodation industry.

     The Company will from time to time make unsecured loans. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrowers ability to pay. The balance of unsecured loans at March 31, 2004 was $6.9 million which does not pose a significant risk to the Company.

     The Company is not aware of any large loan relationships that if defaulted would have a significant impact on the allowance for loan losses.

Material Changes in Financial Condition

     The Company's total assets decreased $5.5 million, to $369.5 million at March 31, 2004 from $375.0 million at December 31, 2003. The decrease was primarily due to a decrease in the loan and investement securities portfolios of approximately $6.7 million and $2.3 million, respectively, offset somewhat by an increase in Federal funds sold of $5.0 million. Decreases also occurred in borrowings and in the deposit portfolio of approximately $4.2 million and $1.7 million, respectively.

     The loan portfolio decrease was primarily the result of the continuing payoffs and maturities of construction loans secured by 1-4 family residential properties of approximately $4.4 million. Approximately $21 million in these construction loans is expected to continue to payoff as construction is completed and the principal is paid. Consumer installment loans, commercial loans, and other real estate loans also decreased during the first quarter of 2004 by approximately $1,671,000, $401,000, and $306,000, respectively.

     The decrease in the investment securities portfolio was primarily the result of sales and calls, as well as the maturity and paydowns of investment securities during the first quarter of 2004 totaling approximately $5.4 million and $2.7 million, respectively. These decreases were offset by purchases of investment securities of approximately $5.1 million and an increase in the estimated fair value of the investment securities available for sale of approximately $782,000.

     Other investments decreased $27,000 from $1,652,000 at December 31, 2003 to $1,625,000 at March 31, 2004 due to the sale of Georgia Community Life Insurance Company common stock.

     Borrowings decreased approximately $4.2 million during the first quarter of 2004 as a result of the repayment of Federal Funds Purchased. The deposit portfolio decrease was primarily the result of the redemption of approximately $7.2 million in national market certificates of deposit and of approximately $7.3 million of other certificates of deposit offset by growth in other deposit categories of approximately $12.8 million.

Material Changes in Results of Operations

     Total interest income for the first quarter of 2004 decreased $845,000 or 14.45% when compared to the first quarter of 2003 primarily due to decreases in the loan portfolio and interest yield on loans. Interest income from loans decreased $924,000 or 18.11% when compared to the first quarter of 2003. The average balance of the loan portfolio was $255.7 million with an weighted-average yield of 6.51% for the first quarter of 2004 compared to an average balance of $297.2 million with an weighted-average yield of 6.94% for the first quarter of 2003.

     Interest income from investment securities increased approximately $93,000 or 13.36% for the first quarter of 2004 when compared to the first quarter of 2003. The average balance of the investment securities portfolio increased approximately $14.0 million when compared to the first quarter of 2003. The impact on interest income from investment securities from the increase in volume was lessened by a decrease in the yield on investment securities from 4.51% during the first quarter of 2003 to 4.16% during the first quarter of 2004.

     Total interest expense for the first quarter of 2004 decreased $590,000 or 26.14%, when compared to the first quarter of 2003. The average balance of the deposit portfolio of approximately $233.9 million during the first quarter of 2004 decreased approximately $29.9 million when compared to the average deposit portfolio of approximately $263.9 million during the first quarter of 2003. Average rates on deposits declined from 2.71% during the first quarter of 2003 to 2.04% offered during first quarter of 2004.

     Interest expense on short-term and other borrowings decreased $22,000 or ..47% when compared to the first quarter of 2003. Average rates on borrowings decreased to $4.56% when compared to 4.58% for the first quarter of 2003.

     Net interest income decreased approximately $255,000 or 7.10%, for the first quarter of 2004 as a result of the items discussed above.

     The net interest margin of the Company, net interest income divided by average earning-assets, was 3.94% for the first quarter of 2004 compared to 3.99% for the first quarter of 2003.

     Noninterest income decreased $66,000 or 6.96% for the first quarter of 2004 over the same period in 2003. This decrease was primarily due to decreases in loan fee income and in service charges on deposits and other service charges offset by increases in gain on sale of loans, investment securities, and other securities. Habersham Mortgage, a division of Habersham Bank, posted increased gains on sale of mortgage loans of approximately $45,000 over the same period in 2003. Sales and calls in investment securities for the first quarter of 2004 generated an increase in investment securities gain of approximately $25,000 over the first quarter of 2003. Included in other income is a gain of approximately $18,000 resulting from the sale of Georgia Community Life Insurance Company common stock, in which Habersham Bank had an investment of $27,000.

     Noninterest expense increased $369,000 or 11.31% for the first quarter of 2004 over the same period in 2003 primarily due to increases in salary and employee benefits and occupancy expenses. Salary and employee benefits increased primarily due to annual salary adjustments and the additional staffing of a new branch in Braselton which opened in November 2003. Occupancy expenses also increased approximately $68,000 for the first quarter of 2004 over the same period in 2003 due to the new branch in Braselton.

     Income tax expense for the three months ended March 31, 2004 and 2003 was $64,000 and $254,000, respectively. The effective tax rate for the three months ended March 31, 2004 and 2003 was 15.13% and 25.09%, respectively. Tax-exempt income was a 44.44% of income for the first quarter of 2004 when compared to 21.44% for the first quarter of 2003.

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

     A provision for loan losses in the amount of $162,000 was charged to expense for the quarter ended March 31, 2004 compared to $263,000 for the quarter ended March 31, 2003. A decrease in the provision for loan losses expense was determined to be appropriate due to the decrease in the loan portfolio balances in real estate secured loans. The net charge-offs for the first quarter of 2004 totaled approximately $238,000 compared to $202,000 for the first quarter of 2003. During the first quarter of 2004, charge-offs of commercial, consumer, and real estate secured loans totaled approximately $100,000, $99,000, and $74,000, respectively, offset by recoveries of consumer, commercial, and real estate secured loans of $17,000, $16,000, and $2,000, respectively. At March 31, 2004 and December 31, 2003, the ratio of the allowance for loan losses to total loans was 1.38% and 1.37%, respectively.

     Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. Nonperforming assets decreased approximately $66,000 or 1.20% from December 31, 2003 to March 31, 2004. The decrease for the first quarter of 2004 was primarily due to a decrease in nonaccrual loans and restructured loans of approximately $670,000 and $1,000, respectively, offset by increases in other real estate and past due loans over 90 days of approximately $182,000 and $423,000, respectively.

     The Company had impaired loans of $1,629,549 and $2,299,796 at March 31, 2004 and December 31, 2003, respectively. Impaired loans consist of loans on nonaccrual status. The foreclosure of nonaccrual loans secured by real estate to other real estate resulted in a decrease of approximately $680,000 and payments and reclassification to accrual status resulted in an additional decrease of approximately $420,000. These decreases were offset by the addition to nonaccrual status of real estate secured loans, commercial loans, and consumer loans of approximately $380,000, $23,000, and $26,000, respectively. The interest income recognized on such loans for the three-month periods ended March 31, 2004 and 2003 was not material.

     The Company's other real estate totaled $3,058,230 and $2,634,673 at March 31, 2004 and December 31, 2003, respectively. The increase was primarily due to the foreclosure of four loans secured by residential properties of approximately $611,000 offset by the sale of other real estate totaling approximately $187,000.

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

     The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At March 31, 2004, the Company had no federal funds purchased. Presently, the Company has made arrangements with commercial banks for short-term advances up to $22,450,000 under a repurchase agreement line of credit of which none was advanced at March 31, 2004, in addition to a total available line of $230,833,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank of which $30,000,000 was advanced at March 31, 2004.

     Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank's liquidity ratios at March 31, 2004 and 2003 were 35.95% and 15.19%, respectively. Since the liquidity ratio at March 31, 2003 was below the policy's requirement of 20%, management began reviewing possible options to increase the liquidity ratio, researched the recent recommendations of the Georgia Department of Banking and Finance and established procedures to ensure that the liquidity is reviewed weekly.

     At March 31, 2004 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company's and the Bank's ratios at March 31, 2004 follow:

                             Habersham              Habersham
                                Bank                 Bancorp
          Tier 1               15.02%                 16.24%
          Total Capital        16.27%                 17.48%
          Leverage             11.72%                 12.62%

Commitments and Contractual Obligations

     The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company's exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making theses commitments as it does for on-balance-sheet instruments and evaluates each customer's creditworthiness on a case by case basis. At March 31, 2004, the Company had outstanding loan commitments approximating $54,694,148 and standby letters of credit approximating $4,500,369. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management's credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party of the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

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

                                                 Due In         Due In        Due In       Due In       Due In
                                                One Year       Two Years   Three Years   Four Years   Five Years
Commitments on lines of credit               $    54,694,148            -             -            -            -
Standby letters of credit                          4,500,369            -             -            -            -
Commitments under lease agreements                   142,572  $   137,379  $     68,319  $    41,838  $    26,562
Deposits                                         233,178,829   21,133,178    15,327,799    6,989,555    1,204,621
FHLB advances                                              -   10,000,000             -            -            -
Short-term borrowings                                572,784            -             -            -            -
Federal funds purchased                                    -            -             -            -            -
Securities sold under repurchase agreements        8,180,463            -             -            -            -
  Total commitments and
                                             ---------------  -----------  ------------  -----------  -----------
    contractual obligations                  $   301,269,165  $31,270,557  $ 15,396,118  $ 7,031,393  $ 1,231,183
                                             ===============  ===========  ============  ===========  ===========

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

     The interest rate sensitivity analysis, calculated as of March 31, 2004, below has a three month positive gap of approximately $5.9 million (interest-bearing assets exceeding interest-bearing liabilities repricing within three months).

                                               DUE IN       DUE AFTER        DUE AFTER       DUE AFTER     DUE AFTER    TOTAL
(DOLLARS IN THOUSANDS)                          THREE     THREE THROUGH     SIX THROUGH     ONE THROUGH      FIVE
                                               MONTHS      SIX MONTHS      TWELVE MONTHS    FIVE YEARS       YEARS
INTEREST-EARNING ASSETS:

 Federal funds sold                           $  5,099   $            -   $            -   $          -   $        -   $  5,099
 Investment securities                             318              168            2,373          7,003       64,756     74,618
 Loans                                         146,626           13,988           29,112         67,847        1,063    258,636
                                              ---------  ---------------  ---------------  -------------  -----------  --------
  Total interest-earning assets                152,043           14,156           31,485         74,850       65,819    338,353

INTEREST-BEARING LIABILITIES:
 Deposits
  Money Market and NOW                          67,129                -                -              -            -     67,129
  Savings                                        9,654                -                -              -            -      9,654
  Certificates of deposit                       60,542           25,100           28,334         44,655           32    158,663
 Borrowings                                      8,753                -                -         10,000       20,000     38,753
                                              ---------  ---------------  ---------------  -------------  -----------  --------
  Total interest-bearing
   liabilities                                 146,078           25,100           28,334         54,655       20,032    274,199

Excess(deficiency) of interest-earning
 assets over(to) interest-bearing
 liabilities                                  $  5,965   $      (10,944)  $        3,151   $     20,195   $   45,787   $ 64,154
                                              =========  ===============  ===============  =============  ===========  ========

Cumulative gap                                $  5,965   $       (4,979)  $       (1,828)  $     18,367   $   64,154

Ratio of cumulative gap to total
 cumulative interest-earning assets               3.92%          (3.00)%          ( .92)%          6.74%       18.96%
Ratio of cumulative interest-earning assets
  to cumulative interest-bearing
  liabilities                                   104.08%           97.09%           99.08%        107.23%      123.40%

     Management strives to maintain the ratio of cumulative interest-earning assets to cumulative interest-bearing liabilities within a range of 80% to 120% at the less than one-year time frame. At March 31, 2004, the Company was able to meet such objective.


Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

    As of March 31, 2004, there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company's 2003 Annual Report on Form 10K.


Item 4.  CONTROLS AND PROCEDURES

     As of the end of the period covered by this report, the Company's management, including the Company's Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company's Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, (including its consolidated subsidiaries) that is required to be included in the Company's periodic filings with the Securities and Exchange Commission.

     There have not been any changes in the Company's internal control over financial reporting during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II
OTHER INFORMATION

Item 1.  Legal proceedings.
              None

Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities.

Issuer Purchases of Equity Securities

    The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the first quarter of 2004.

                                         Total Number of      Maximum Number (or
                                        Shares (or Units)     Appropriate Dollar
                    Total    Average    Purchased as Part    Value) of Shares (or
                  Number of   Price        of Publicly      Units) that May Yet Be
                   Shares    Paid Per  Announced Plans or    Purchased Under the
Period            Purchased   Share        Programs 1         Plans or Programs
----------------  ---------  --------  -------------------  ----------------------
January 1
through January
31, 2004                  0         0                    0             0

February 1
through February
29, 2004                  0         0                    0             0

March 1 through
March 31, 2004            0         0                    0             0

Total                     0         0                    0             0
                  ---------  --------  -------------------  ----------------------

     The Company does not have a publicly announced stock repurchase plan and did not otherwise repurchase any of its shares of common stock during the period covered by this report. The Company did not terminate an existing stock repurchase plan during the period covered by this report.


Item 3.  Defaults upon senior securities.
                 None

Item 4.  Submission of matters to a vote of security holders.
                 None

Item 5.  Other information.
                 None

Item 6.  Exhibits list and reports on Form 8-K

         Form 8-K filed January 30, 2004 under Item 12 (reporting 2003 earnings)

        (a) The registrant submits herewith as exhibits to this report on Form 10-Q the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

Exhibit No.                  Document
-----------                  --------

11.1   Computation of Net Income Per Share.

31.1 Certificantion of Chief Executive Officer Pursuant to Section 307 of the Sarbanes-Oxley Act of 2002.

31.2 Certification of Chief Financial Officer Pursuant to Section 307 of the Sarbanes-Oxley Act of 2002.

32.1 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.




                                   SIGNATURES

    In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                     HABERSHAM BANCORP
                                       (Registrant)


Date May 15, 2004                    /S/ Annette Banks
                                     -----------------
                                     Chief Financial Officer
                                     (for the Registrant and as the
                                     Registrant's principal financial and
                                     accounting officer)