Form 10-Q
period 2004-06-30
HABERSHAM BANCORP
filed 2004-08-11
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2004

☐     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ____ to ____

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

2,895,542 shares, common stock, $1.00 par value, as of July 31, 2004

Item. 1    Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	June 30, 2004	DECEMBER 31, 2003
		(Restated)

Cash and due from banks	$10,036	$8,381
Investment securities available for sale
(cost of $68,676 at June 30, 2004 and
$72,565 at December 31, 2003)	66,960	72,813
Investment securities held to maturity
(estimated fair value of $4,643 at
June 30, 2004 and $5,177 at
December 31, 2003)	4,439	4,859
Other investments	2,025	1,652

Loans held for sale	700	1,522

Loans	274,380	265,450
Less allowance for loan losses	(3,589)	(3,643)
Loans, net	270,791	261,807

Goodwill	2,489	2,489
Other assets	20,303	21,444
TOTAL ASSETS	$377,743	$374,967

LIABILITIES
Noninterest-bearing deposits	$39,138	$37,842
Interest-bearing deposits	236,041	241,747
Short-term borrowings	762	579
Federal funds purchased and securities
sold under repurchase agreements	14,906	12,384
Federal Home Loan Bank Advances	38,000	30,000
Other liabilities	2,882	3,186
TOTAL LIABILITIES	331,729	325,738

SHAREHOLDERS’ EQUITY
Common Stock, $1.00 par value,
10,000,000 shares authorized;
2,892,599 shares issued at June 30, 2004
and 2,869,278 shares issued at
December 31, 2003	2,892	2,869
Additional paid-in capital	14,396	14,177
Retained earnings	29,885	32,019
Accumulated other comprehensive (loss)income	(1,159)	164
TOTAL SHAREHOLDERS’ EQUITY	46,014	49,229
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$377,743	$374,967

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three- and Six-Month Periods Ended June 30, 2004 and 2003
(dollars in thousands, except per share amounts)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003

INTEREST INCOME
Interest and fees on loans	$4,226	$5,129	$8,404	$10,292
Taxable investment securities	559	406	1,159	886
Tax exempt investment securities	182	208	370	424
Federal funds sold	3	16	7	29
Other	25	48	57	86
TOTAL INTEREST INCOME	4,995	5,807	9,997	11,717

INTEREST EXPENSE
Time deposits, $100,000 and over	378	601	795	1,255
Other deposits	738	1,055	1,517	2,189
Short-term and other borrowings, primarily
FHLB advances	508	464	979	933
TOTAL INTEREST EXPENSE	1,624	2,120	3,291	4,377

NET INTEREST INCOME	3,371	3,687	6,706	7,340
Provision for loan losses	120	262	283	525

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,251	3,425	6,423	6,815

NONINTEREST INCOME
Mortgage origination income	279	86	464	114
Loan fee income	85	333	169	572
Service charges on deposits	175	215	346	418
Other service charges and commissions	45	50	88	99
Investment securities gains, net	7	5	38	10
Gain on sale of other investments	-	-	18	-
Gain on sale of land	879	-	879	-
Other income	361	414	712	792
Total noninterest income	1,831	1,103	2,714	2,005

NONINTEREST EXPENSE
Salary and employee benefits	2,132	1,887	4,187	3,653
Occupancy	489	369	923	734
Computer services	110	91	210	198
General and administrative expense	1,222	1,097	2,265	2,139
Total noninterest expense	3,953	3,444	7,585	6,724

INCOME BEFORE INCOME TAXES	1,129	1,084	1,552	2,096
Income tax expense	327	316	391	570
NET INCOME	$802	$768	$1,161	$1,526

NET INCOME PER COMMON SHARE - BASIC	$.28	$.27	$.40	$.54

NET INCOME PER COMMON SHARE - DILUTED	$.27	$.27	$.39	$.53

DIVIDENDS PER COMMON SHARE	$1.07	$.06	$1.14	$.12

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three- and Six-Month Periods Ended June 30, 2004 and 2003
(dollars in thousands)

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003

NET INCOME	$802	$768	$1,161	$1,526

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding (losses) gains on investment
securities available for sale arising during
the period	(2,738)	506	(1,926)	575

Unrealized holding gains (losses) on derivative
financial instruments classified as cash flow
hedges, arising during period	(40)	-	(40)	-

Reclassification adjustment for (gains) losses on
investment securities available for sale	(7)	(5)	(38)	(10)

Total other comprehensive income (loss),
before tax	(2,785)	501	(2,004)	565

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:
Unrealized holding (losses) gains on investment
securities available for sale arising during
the period	931	(172)	654	(196)

Unrealized holding gains (losses) on derivative
financial instruments classified as cash flow
hedges, arising during period	14	-	14	-

Reclassification adjustment for (gains) losses on
investment securities available for sale	2	2	13	4

Total income taxes related to other comprehensive
income (loss)	947	(170)	681	(192)

Total other comprehensive (loss) income,
net of tax	(1,838)	331	(1,323)	373

Total comprehensive (loss) income	$(1,036)	$1,099	$(162)	$1,899

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 2004 and 2003
(dollars in thousands)

	2004	2003

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$3,272	$(2,910)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	7,144	10,698
Proceeds from sale and call	9,048	4,136
Purchases	(12,532)	(19,137)
Investment securities held to maturity:
Proceeds from maturity	424	470
Proceeds from call	-	406
Other investments:
Proceeds from sale	45	797
Purchase of FHLB Stock	(400)	-
Net (increase) decrease in loans	(9,861)	12,334
Proceeds from sale of land	945	-
Purchases of premises and equipment	(655)	(854)
Net proceeds from sale of premises & equipment	-	1
Proceeds from sale of other real estate	1,067	752
Net additions to other real estate	(84)	(74)
Net cash (used) provided by investing activities	(4,859)	9,529

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(4,409)	(30,194)
Net increase (decrease) in short-term borrowings	183	(360)
Net (decrease) increase in federal funds purchased
and securities sold under repurchase agreements	2,522	25
Proceeds from FHLB advances	8,000	-
Issuance of common stock	242	260
Cash dividends paid	(3,296)	(340)
Net cash used by financing activities	3,242	(30,609)

Increase (decrease) in cash and cash equivalents	1,655	(23,990)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	8,381	40,969
CASH AND CASH EQUIVALENTS: END OF PERIOD	$10,036	$16,979

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Other real estate acquired through loan foreclosures	$676	$857
Loans granted to facilitate the sale
of other real estate	191	-
Change in components of other comprehensive
income	(1,323)	373

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

In April 2004, the Company determined that it had incorrectly recorded compensation expense in years previous to 2004 beginning in 1998 relating to post-retirement benefit obligations included in deferred compensation agreements the Bank has with certain members of management and its board of directors. The estimates of expense previously recorded by the Company did not include amounts relating to the post-retirement benefit obligations. The impact of this error, net of tax, was $218,000, $115,000, $28,000, $21,000, $46,000 and $22,000 in 1998, 1999, 2000, 2001, 2002, and 2003 respectively The net unrecorded liability at December 31, 2003 was $714,000 ($450,000 net of tax effects) and is not considered material to the Company’s consolidated financial statements as of December 31, 2003. However, the Bank has been required to reflect the correction as a prior period adjustment in its regulatory reports and, accordingly, the accompanying Consolidated Balance Sheet as of December 31, 2003 has been restated to conform the presentation with the regulatory filing. The Company will record $382,000 of this amount as an adjustment to opening equity at January 1, 2002 and will also amend its 2002 and 2003 income statements to reduce net income by the amounts of $46,000 and $22,000, respectively, in its 2004 annual report on Form 10-K.

The following presents the amounts originally reported in the Company’s Annual Report on Form 10-K as of December 31, 2003 that are affected by the restatement compared to the amounts that are reported in this Form 10-Q.

	As originally	As restated
	reported
(Amounts in thousands)
Other assets	21,180	21,444
Total assets	374,714	374,967
Other liabilities	2,472	3,186
Total liabilities	325,035	325,738
Retained earnings	32,469	32,019
Total shareholders’ equity	49,679	49,229
Total liabilities and shareholders’ equity	374,714	374,967

4.	Other Comprehensive Income

Other comprehensive income for the Company consists of items previously recorded directly in equity under Statement of Financial Accounting Standards ("SFAS") No. 115, "Accounting for Certain Investments in Debt and Equity Securities" in addition to the net of tax fair value of cash flow hedges. Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income tax included as a separate component of shareholders’ equity. At June 30, 2004, fair value of the available for sale investment securities decreased approximately $2 million when compared to the fair value at December 31, 2003. The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased $1.3 million. These changes were the results of movements in the bond market as it responds to interest rate changes in the market.

5.	Derivative Instruments and Hedging Activities

The fair value of derivatives is recognized in the financial statements as assets or liabilities. The accounting for the changes in the fair value of a derivative depends on the intended use of the derivative instrument at inception. The change in fair value of instruments used as fair value hedges is accounted for in the income of the period simultaneous with accounting for the fair value change of the item being hedged. The change in fair value of the effective portion of cash flow hedges is accounted for in comprehensive income rather than income. The change in fair value of derivative instruments that do not qualify as a hedge is accounted for in the income of the period of the change.

The Company maintains an overall interest rate risk-management strategy that incorporates the limited use of derivative instruments to minimize fluctuations in earnings that are caused by interest rate volatility. The goal is to manage interest rate sensitivity by modifying the repricing or maturity characteristics of certain balance sheet assets and liabilities so that the net interest margin is not, on a material basis, adversely affected by movements in interest rates. As a result of interest rate fluctuations, hedged assets and liabilities will appreciate or depreciate in fair value. The effect of this unrealized appreciation or depreciation will generally be offset by earnings or loss on the derivative instruments that are linked to the hedged assets and liabilities. The Company views this strategy as a prudent management of interest rate sensitivity, such that earnings are not exposed to undue risk presented by changes in interest rates.

Derivative instruments that are used as part of the Company’s interest rate risk-management strategy include interest rate swap contracts. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.

By using derivative instruments, the Company is exposed to credit and market risk. If the courterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimized the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.

The Company’s derivative activities are monitored by its asset/liability management function as part of that group’s oversight of asset/liability and treasury functions. This group is responsible for implementing various hedging strategies that are developed through its analysis of data from financial simulation models and other internal and industry sources. The resulting hedging strategies are then incorporated into the overall interest-rate risk management.

During the second quarter of 2004, Habersham Bank entered into an interest rate swap agreement with Compass Bank to partially offset the interest rate risk associated with a variable rate Federal Home Loan Bank borrowing. The loan amount is for $3 million with a quarterly adjustable rate set at 23 basis points above the three month LIBOR. The swap portion with Compass is for a 4.5% fixed rate $3 million loan with a maturity of May 21, 2009. Compass Bank is to pay Habersham Bank the 3-month LIBOR rate of 1.28% to offset the FHLB interest

At June 30, 2004, the swap is being accounted for as a cash flow hedge and its fair value is included in other comprehensive income, net of taxes. At June 30, 2004, Habersham Bank recorded a liability for $40,589 to reflect the fair value of the swap. No hedge ineffectiveness from this cash flow hedge was recognized in the consolidated statement of income.

6.	Stock-based Compensation

The Company applies APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost determined under SFAS No. 123 did not differ from the compensation cost determined under APB Opinion No. 25 for the three months and six months ended June 30, 2004 and 2003, as no options were granted during those periods.

7.	Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net income per share and diluted net income per share for the three- and six-month periods ended June 30, 2004 and 2003, is as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2004	2003	2004	2003
Net income	$802,330	$767,729	$1,161,382	$1,526,007

Weighted average common shares outstanding	2,890,417	2,834,835	2,881,326	2,826,607

Shares issued from assumed exercise of
common stock equivalents(1)	64,517	42,651	66,084	46,670

Weighted average number of common and
common equivalent shares outstanding	2,954,934	2,877,486	2,947,410	2,873,277

Earnings per share:
Basic	$.28	$.27	$.40	$.54

Diluted	$.27	$.27	$.39	$.53

8.	Federal Home Loan Bank Borrowings

Habersham Bank has a total available line of credit of $230,833,000, subject to available collateral, from the Federal Home Loan Bank which increased $8 million during the second quarter of 2004. This increase consisted of a daily rate credit advance for $5 million and a longer term adjustable rate advance for $3 million (May 21, 2009 maturity). Advances were primarily for the purposes of funding lending activities.

Item. 2	Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc. The Advantage Group, Inc., a non-bank subsidiary providing marketing and advertising services, ceased operation September 30, 2001. Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. ("Advantage Insurers"). Advantage Insurers offers a full line of property, casualty, and life insurance products. The Advantage Group, Inc. and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company and as a result, management’s discussion and analysis, which follows relates primarily to Habersham Bank.

The Company’s continuing primary business is the operations of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, and Gwinnett counties in Georgia. The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates remained at low levels during 2003 and the first six months of 2004 and management expects rates to remain at substantially the same levels throughout 2004. Maintaining a profitable net interest margin (net interest income divided by average earning assets) in 2004 will continue to be the focus of management.

Net interest income in the first six months of 2004 was impacted by payoffs of construction loans generated by Habersham Bank’s former mortgage subsidiary, BancMortgage Financial Corp. (sold December 2002); by new loan dollars generated by Habersham Bank; and by maturing certificates of deposit. The average balance of the total loan portfolio for the first six months of 2004 when compared to the first six months of 2003 decreased approximately $34.7 million. Approximately $38 million of this decrease related to payoffs of construction loans generated by Habersham Bank’s former mortgage subsidiary, which has been offset by new loans of approximately $18 million generated internally by Habersham Bank. The average balances of the deposit portfolio for the first six months of 2004 also decreased approximately $26.2 million when compared to the first six months of 2003. The majority of the decrease was in interest bearing certificate of deposit accounts with the maturity of approximately $8.4 million of national market certificates of deposit reflected in this decrease.  Average non-interest bearing balances increased approximately $3.4 million to somewhat offset this decrease.

During the second quarter of 2004, Habersham Bank entered into an interest rate protection product transaction with Compass Bank. The elements of this transaction will allow Habersham Bank to borrow funds from the Federal Home Loan Bank (FHLB) at a variable rate and then exchange the variable rate payment to a fixed rate payment with Compass Bank. The benefit of this particular interest rate swap is that it allows Habersham Bank to fund longer-term fixed-rate commercial loans. At June 30, 2004, Habersham Bank had $3 million advanced in this product.

During May, 2004, Habersham Bank sold 7.18 acres of land behind the Cornelia Office. A gain of approximately $879,000 was recorded for this transaction.

Operational expenses associated with the move to Hickory Flat and a new office in Braselton (opened November 2003) are reflected in the first six months 2004 results.

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

Material Changes in Financial Condition

The Company's total assets increased $2.8 million, to $377.7 million at June 30, 2004 from $375.0 million at December 31, 2003. The increase was primarily due to an increase in the loan portfolio of approximately $8.9 million offset by a decrease in the investment securities portfolio of approximately $6.2 million. Increased borrowings of approximately $8.2 million were offset by a decrease in the deposit portfolio of approximately $4.4 million. A special dividend payment of $1.00 per share along with the regular quarterly dividend payment of $.07 per share resulted in a decrease in capital of approximately $3.2 million partially offset by year to date income of $1.2 million. At June 30, 2004, the equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased $1.3 million. These changes were the results of movements in the bond market as it responds to interest rate changes in the market.

The commercial loan portfolio increased approximately $27.1 million when compared to December 31, 2003, which was offset by decreases in the real estate secured portfolio and in consumer lending portfolio of approximately $16.8 million and $1.4 million, respectively. The continuing payoffs and maturities of construction loans secured by 1-4 family residential properties totaled approximately $7.1 million. Approximately $14.1 million in these construction loans is expected to continue to payoff as construction is completed and the principal is paid.

The decrease in the investment securities portfolio was primarily the result of sales and calls, as well as the maturity and paydowns of investment securities during the first six months of 2004 totaling approximately $9.5 million and $7.2 million, respectively. These decreases were offset by purchases of investment securities of approximately $12.5 million and a decrease in the estimated fair value of the investment securities available for sale of approximately $1.9 million. These changes were the results of movements in the bond market as it responds to interest rate changes in the market.

Other investments increased $373,000 from $1,652,000 at December 31, 2003 to $2,025,000 at June 30, 2004 due to the purchase of FHLB stock of $400,000 offset by the sale of Georgia Community Life Insurance Company common stock of $27,000.

The deposit portfolio decrease was the result of the redemptions of national market certificates of deposit and other certificate of deposit classifications of approximately $5.8 million and $7.4 million, respectively, offset by growth in other deposit categories of approximately $8.4 million.

Borrowings increased approximately $10.7 million during the first six months of 2004 primarily due to a Federal Home Loan Bank daily rate credit advance for $5 million and a longer term advance for $3 million. Federal funds purchased also increased during this period approximately $5.9 million. These increases were partially offset by decreases in the repurchase sweep portfolio of approximately $3.4 million.

Material Changes in Results of Operations

Total interest income for the second quarter of 2004 and for the first six months of 2004 decreased $812,000 or 13.98% and $1,720,000 or 14.68%, respectively, when compared to the second quarter and the first six months of 2003. These decreases were primarily due to decreases in the average balances of the loan and investment securities portfolios combined with decreases in the yields in each portfolio.

Interest income from loans for the second quarter and for the first six months of 2004 decreased $903,000 or 17.60% and $1,888,000 or 18.34% when compared to the second quarter and the first six months of 2003. The average balance of the loan portfolio at June 30, 2004 was approximately $260,492,000 with a yield of 6.43% compared to an average balance at June 30, 2003 of approximately $295,223,000 with a yield of 6.94%.

Interest income on investment securities for the second quarter of 2004 and for the first six months of 2004 increased approximately $127,000 or 20.68% and $219,000 or 16.72%, when compared to the the second quarter and first six months of 2003. Average investment securities balances increased $15,483,000 or 25.69% during the first six months of 2004 compared to the first six months of 2003. The impact on interest income from investment securities from the increase in volume was lessened by a decrease of .31% in the yield on investment securities from 4.35% to 4.04% for the first six months of 2003 and 2004, respectively.

Total interest expense for the second quarter of 2004 decreased $496,000 or 23.40%, when compared to the second quarter of 2003. Total interest expense for the first six months of 2004 decreased $1,086,000 or 24.81% when compared to the first six months of 2003.

The average balance of the deposit portfolio of approximately $233.4 million during the first six months of 2004 decreased approximately $29.6 million when compared to the average deposit portfolio of approximately $263.1 million during the first six months of 2003. Average rates on deposits declined from 2.62% during the first six months of 2003 to 1.98% during the first six months of 2004. The decrease in interest expense was primarily due to redemptions in the certificate of deposit portion of the deposit portfolio as well as a declining interest rate environment. Average balances in the certificate of deposit portfolio decreased approximately $37.4 million when compared to the first six months of 2003 offset by increases in the average balances in the money market and savings portfolios of approximately $7,095,000 and $677,000, respectively.

Interest expense on short-term and other borrowings increased $44,000 or 9.48% when compared to the second quarter of 2003 and increased $46,000 or 4.93% when compared to the first six months of 2003. The increase was primarily due to a daily rate credit advance of $5,000,000 and a $3,000,000 long term advance (maturity date of May 21, 2009) from the Federal Home Loan Bank during the second quarter of 2004. Average rates for the first six months of 2004 on borrowings decreased to $4.35% when compared to 4.49% for the first six months quarter of 2003.

Net interest income decreased approximately $316,000 or 8.57%, for the second quarter of 2004 as compared to the second quarter of 2003 and decreased approximately $634,000 or 8.64% as compared to the first six months of 2003 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning-assets, was 3.92% for the first six months of 2004 compared to 4.00% for the first six months of 2003.

Noninterest income increased $728,000 or 66.00% for the second quarter of 2004 over the same period in 2003. Noninterest income increased $709,000 or 35.36% for the first six months of 2004 over the same period in 2003. This increase for the second quarter of 2004 and for the first six months was primarily due to a gain of approximately $879,000 resulting from the sale of a portion of Habersham Bank’s land during the second quarter of 2004. Habersham Mortgage, a division of Habersham Bank, posted increased mortgage origination income of approximately $350,000 over the first six months in 2003. Sales and calls in investment securities for the first six months of 2004 generated an increase in investment securities gain of approximately $28,000 over the first six months of 2003. Included in other income is a gain of approximately $18,000 resulting from the sale during the first quarter of 2004 of Georgia Community Life Insurance Company common stock, in which Habersham Bank had an investment of $27,000.

Noninterest expense increased $509,000 or 14.78% for the second quarter of 2004 over the same period in 2003. Noninterest expense increased $861,000 or 12.80% for the first six months of 2004 over the same period in 2003. These increases were primarily due to increases in salary and employee benefits and occupancy expenses. Salary and employee benefits increased primarily due to annual salary adjustments and the additional staffing of a new branch in Braselton which opened in November 2003. Occupancy expenses also increased approximately $189,000 for the first six months of 2004 over the same period in 2003 due to the new branch in Braselton.

Income tax expense for the three months ended June 30, 2004 and 2003 was $327,000 and $316,000, respectively. Income tax expense for the first six months ended June 30, 2004 and 2003 was $391,000 and $570,000, respectively. The effective tax rate for the second quarter of 2004 and 2003 was 28.96% and 29.15%, respectively. The effective tax rate for the six months ended June 30, 2004 and 2003 was 25.19% and 27.19%, respectively. Tax-exempt income on investment securities in municipal bonds was 23.84% of pre-tax income for the first six months of 2004 when compared to 21.18% for the first six months of 2003.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule are an element considered for all loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at June 30, 2004 was $7,201,000, which does not pose a significant risk to the Company.

A provision for loan losses in the amount of $120,000 was charged to expense for the quarter ended June 30, 2004 compared to $262,000 for the quarter ended June 30, 2003. A provision for loan losses in the amount of $283,000 was charged to expense for the first six months of 2004 compared to $525,000 for the first six months of 2003. A decrease in the provision for loan losses expense was determined to be appropriate due to the decrease in the loan portfolio balances in real estate secured loans. The net charge-offs for the first six months of 2004 totaled approximately $337,000 compared to $326,000 for the first six months of 2003. During the first six months of 2004, charge-offs of commercial, consumer, and real estate secured loans totaled approximately $124,000, $142,000, and $288,000, respectively, offset by recoveries of consumer, commercial, and real estate secured loans of $56,000, $48,000, and $113,000, respectively. At June 30, 2004 and December 31, 2003, the ratio of the allowance for loan losses to total loans was 1.31% and 1.37%, respectively.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes non-performing assets:

	June 30, 2004	December 31, 2003
Accruing loans 90 days past due	$866,469	$503,953
Non-accrual loans	753,068	2,299,796
Other real estate	2,215,633	2,634,673
Restructured loans	102,183	26,217
Total non-performing assets	$3,937,353	$5,464,639

Nonperforming assets decreased approximately $1,527,000 or 27.95% from December 31, 2003 to June 30, 2004. The decrease for the first six months of 2004 was primarily due to a decrease in non-accrual loans and other real estate balances of approximately $1,547,000 and $419,000, respectively, offset by increases in past due loans over 90 days and restructured loans of approximately $363,000 and $76,000, respectively. The increase in past due loans over 90 days was primarily due to the classification of approximately $1,499,000 of loans to 90 days past due status with twelve loans secured by residential property totaling approximately $1,386,000. Charge-offs of 90 day past due loans totaled approximately $133,000 and payments received totaled approximately $1,004,000.

The Company had impaired loans of $753,068 and $2,299,796 at June 30, 2004 and December 31, 2003, respectively. Impaired loans consist of loans on non-accrual status. The decrease is the net result of the following changes:

Balance at December 31, 2003	$2,299,796
Loans reclassified to non-accrual status in 2004	490,396
Payments received on non-accrual loans during 2004	(260,908)
Non-accrual loans charged-off during 2004	(390,451)
Non-accrual loans reclassified to other real estate	(694,785)
Non-accrual loans reclassified to accrual status in 2004	(690,980)
Balance at June 30, 2004	$753,068

Additions to loans on non-accrual status consisted of real estate secured loans, commercial loans, and consumer loans or approximately $417,000, $23,000, and $50,000, respectively. The interest income recognized on such loans for the six-month periods ended June 30, 2004 and 2003 was not material.

The Company’s other real estate totaled $2,215,633 and $2,634,673 at June 30, 2004 and December 31, 2003, respectively. The decrease was primarily due to the sale of six properties totaling approximately $1,145,000, offset by foreclosure of five mortgages secured by residential property of approximately $673,000 and additional expenses to complete construction of $84,000. Our Other Real Estate Owned (OREO) procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value. The disposition value is the valuation used to place the property into OREO. Any difference between the disposition value and the loan balance is recommended for charge off. Once the property is in OREO, the property is listed with a realtor to begin sale efforts.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At June 30, 2004, the Company had $10,187,000 in federal funds purchased. Presently, the Company has made arrangements with commercial banks for short-term advances up to $22,450,000 under a repurchase agreement line of credit of which none was advanced at June 30, 2004, in addition to a total available line of $230,833,000 which is available to the Company, subject to available collateral, from the Federal Home Loan Bank of which $38,000,000 was advanced at June 30, 2004.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at June 30, 2004 and 2003 were 23.30% and 26.09%, respectively.

At June 30, 2004 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company’s and the Bank’s ratios at June 30, 2004 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	13.91%	14.60%
Total Capital	15.10%	15.77%
Leverage	11.34%	11.88%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2004, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10K.

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

There have not been any changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors, during the fiscal quarter to which this report relates that could significantly affect those internal controls subsequent to the date management carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II

OTHER INFORMATION

Item 1.	Legal proceedings.
None

Item 2.    Changes in securities, use of proceeds and issuer purchases of equity securities.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the second quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2004	0	0	0	0
May 1, through May 31, 2004	0	0	0	0
June 1,through June 30, 2004	0	0	0	0
Total	0	0	0	0

The Company does not have a publicly announced stock repurchase plan and did not otherwise repurchase any of its shares of common stock during the period covered by this report. The Company did not terminate an existing stock repurchase plan during the period covered by this report.

Item 3.	Defaults upon senior securities.
None

Item 4.    Submission of matters to a vote of security holders.

(a)	The regular annual meeting of the shareholders of the Company was held on April 17, 2004.

(b)	The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were: Edward D. Ariail, Thomas A. Arrendale, III, Michael C. Martin, Michael L. Owen, James A. Stapleton, Jr., David D. Stovall, and Calvin R. Wilbanks.

At the registrant’s Annual Meeting of Shareholders on April 17, 2004, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director. There were no broker non-votes or abstentions.

Name	Votes For	Votes Withheld
Edward D. Ariail	2,517,091	67,861
Thomas A. Arrendale, III	2,580,287	4,665
Michael C. Martin	2,580,287	4,665
Michael L. Owen	2,537,167	47,765
James A. Stapleton, Jr.	2,580,287	4,665
David D. Stovall	2,517,091	67,861
Calvin R. Wilbanks	2,580,287	4,665

(c)	The business conducted at the meeting included the approval of the First Amendment to the Habersham Bancorp Outside Director Stock Option Plan. The following table sets forth the number of votes cast for, against, and abstained.

For	Against	Abstain
2,093,152	51,598	2,002

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

31.1    Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2    Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32       Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

Form 8-k filed May 7, 2004 under Item 12 (reporting first quarter earnings)
Form 8-k filed May 27, 2004 under Item 4 - Changes in Registrant’s Certifying Accountant.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HABERSHAM BANCORP
(Registrant)

Date August 11, 2004	/S/ Annette Banks
Chief Financial Officer
(for the Registrant and as the
Registrant’s principal financial and
accounting officer)

