Form 10-Q
period 2004-09-30
HABERSHAM BANCORP
filed 2004-11-12
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(Former name, former address and former fiscal year,if changed since last report)

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

2,897,942 shares, common stock, $1.00 par value, as of November 10, 2004

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)
ASSETS	September 30, 2004	DECEMBER 31, 2003
		(Restated)

Cash and due from banks	$23,451	$8,381
Investment securities available for sale
(cost of $67,110 at September 30, 2004 and
$72,565 at December 31, 2003)	67,204	72,813
Investment securities held to maturity
(estimated fair value of $4,511 at
September 30, 2004 and $5,177 at
December 31, 2003)	4,217	4,859
Other investments	1,925	1,652

Loans held for sale	1,386	1,522

Loans	279,232	265,450
Less allowance for loan losses	(3,635)	(3,643)
Loans, net	275,597	261,807

Goodwill	2,489	2,489
Other assets	19,698	21,444
TOTAL ASSETS	$395,967	$374,967

LIABILITIES
Noninterest-bearing deposits	$52,532	$37,842
Interest-bearing deposits	250,800	241,747
Short-term borrowings	767	579
Federal funds purchased and securities
sold under repurchase agreements	5,119	12,384
Federal Home Loan Bank Advances	36,000	30,000
Other liabilities	3,232	3,186
TOTAL LIABILITIES	348,450	325,738

SHAREHOLDERS’ EQUITY
Common Stock, $1.00 par value,
10,000,000 shares authorized;
2,895,542 shares issued at September 30, 2004
and 2,869,278 shares issued at
December 31, 2003	2,895	2,869
Additional paid-in capital	14,439	14,177
Retained earnings	30,218	32,019
Accumulated other comprehensive (loss) income	(35)	164
TOTAL SHAREHOLDERS’ EQUITY	47,517	49,229
TOTAL LIABILITIES AND SHAREHOLDERS’
EQUITY	$395,967	$374,967

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited) For the Three- and Nine-Month Periods Ended September 30, 2004 and 2003
(dollars in thousands, except per share amounts)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003

INTEREST INCOME
Interest and fees on loans	$4,455	$4,786	$12,964	$15,219
Taxable investment securities	574	420	1,733	1,306
Tax exempt investment securities	189	200	559	624
Federal funds sold	5	20	12	49
Other	26	26	83	110
TOTAL INTEREST INCOME	5,249	5,452	15,351	17,308

INTEREST EXPENSE
Time deposits, $100,000 and over	399	529	1,194	1,784
Other deposits	799	939	2,316	3,128
Short-term and other borrowings, primarily
FHLB advances	523	466	1,502	1,399
TOTAL INTEREST EXPENSE	1,721	1,934	5,012	6,311

NET INTEREST INCOME	3,528	3,518	10,339	10,997
Provision for loan losses	120	263	403	787

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,408	3,255	9,936	10,210

NONINTEREST INCOME
Mortgage origination income	286	270	750	682
Service charges on deposits	184	201	530	619
Other service charges and commissions	44	45	132	144
Investment securities gains, net	9	2	47	12
Gain on sale of other investments	-	-	18	-
Gain on sale of land	-	-	879	-
Other income	376	313	1,083	1,105
Total noninterest income	899	831	3,439	2,562

NONINTEREST EXPENSE
Salary and employee benefits	2,057	1,869	6,244	5,522
Occupancy	472	387	1,390	1,121
Computer services	112	97	322	295
General and administrative expense	978	1,231	3,179	3,236
Total noninterest expense	3,619	3,584	11,135	10,174

INCOME BEFORE INCOME TAXES	688	502	2,240	2,598
Income tax expense	152	125	543	695
NET INCOME	$536	$377	$1,697	$1,903

NET INCOME PER COMMON SHARE - BASIC	$.19	$.13	$.59	$.67

NET INCOME PER COMMON SHARE - DILUTED	$.18	$.13	$.58	$.66

DIVIDENDS PER COMMON SHARE	$.07	$.06	$1.21	$.18

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three- and Nine-Month Periods Ended September 30, 2004 and 2003
(dollars in thousands)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003

NET INCOME	$536	$377	$1,697	$1,903

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding gains (losses) on investment
securities available for sale arising during
the period	1,819	(1,385)	(107)	(810)

Unrealized holding gains (losses) on derivative
financial instruments classified as cash flow
hedges, arising during period	(106)	-	(147)	-

Reclassification adjustment for (gains) losses on
investment securities available for sale	(9)	(2)	(47)	(12)

Total other comprehensive income (loss),
before tax	1,704	(1,387)	(301)	(822)

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:
Unrealized holding (gains) losses on investment
securities available for sale arising during the period	(619)	472	36	276

Unrealized holding (gains) losses on derivative
financial instruments classified as cash flow
hedges, arising during period	36	-	50	-

Reclassification adjustment for gains (losses) on
investment securities available for sale	3	-	16	4

Total income taxes related to other comprehensive
income (loss)	(580)	472	102	280

Total other comprehensive income (loss),
net of tax	1,124	(915)	(199)	(542)

Total comprehensive income (loss)	$1,660	$(538)	$1,498	$1,361

See notes to condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended September 30, 2004 and 2003
(dollars in thousands)
	2004	2003

CASH FLOWS PROVIDED BY (USED IN) OPERATING ACTIVITIES:	$3,617	$873

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	9,669	19,116
Proceeds from sale and call	11,251	5,241
Purchases	(15,767)	(41,505)
Investment securities held to maturity:
Proceeds from maturity	647	1,005
Proceeds from call	-	614
Other investments:
Proceeds from sale	295	797
Purchase of FHLB Stock	(550)	-
Net (increase) decrease in loans	(14,789)	35,622
Proceeds from sale of land	945	-
Purchases of premises and equipment	(809)	(1,744)
Proceeds from sale of other real estate	1,225	2,061
Net additions to other real estate	(120)	(75)
Net cash (used) provided by investing activities	(8,003)	21,132

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	23,743	(45,609)
Net increase (decrease) in short-term borrowings	188	(789)
Net (decrease) increase in federal funds purchased
and securities sold under repurchase agreements	(7,265)	1,977
Proceeds from FHLB advances	11,000	-
Repayments of FHLB advances	(5,000)	-
Issuance of common stock	288	280
Cash dividends paid	(3,498)	(511)
Net cash provided (used) by financing activities	19,456	(44,652)

Increase (decrease) in cash and cash equivalents	15,070	(22,647)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	8,381	40,969
CASH AND CASH EQUIVALENTS: END OF PERIOD	$23,451	$18,322

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING ACTIVITIES:

Other real estate acquired through loan foreclosures	$676	$1,496
Loans granted to facilitate the sale
of other real estate	$191	$138
Change in components of other comprehensive
income	$(199)	$(542)

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

Certain 2003 amounts have been reclassified to conform to the presentation used in 2004.

3.     Restatement of the Consolidated Balance Sheet as of December 31, 2003

   In April 2004, the Company determined that it had incorrectly recorded compensation expense in years prior to 2004 beginning in 1998 relating to post-retirement benefit obligations included in deferred compensation agreements the Bank has with certain members of management and its board of directors. The estimates of expense previously recorded by the Company did not include amounts relating to the post-retirement benefit obligations. The impact of this error, net of tax, was $218,000, $115,000, $28,000, $21,000, $46,000 and $22,000 in 1998, 1999, 2000, 2001, 2002, and 2003 respectively. The net unrecorded liability at December 31, 2003 was $714,000 ($450,000 net of tax effects) and is not considered material to the Company’s consolidated financial statements as of December 31, 2003. However, the Bank has been required to reflect the correction as a prior period adjustment in its regulatory reports and, accordingly, the accompanying consolidated balance sheet as of December 31, 2003 has been restated to conform to the same presentation as the regulatory filing. The Company will record $382,000 of this amount as an adjustment to opening equity at January 1, 2002 and will also amend its 2002 and 2003 income statements to reduce net income by the amounts of $46,000 and $22,000, respectively, in its annual report on Form 10-K for the year ended December 31, 2004.

The following presents the amounts originally reported in the Company’s Annual Report on Form 10-K as of December 31, 2003 that are affected by the restatement compared to the amounts that are reported in this Form 10-Q.

	As originally	As restated
	reported
(Amounts in thousands)
Other assets	$21,180	$21,444
Total assets	374,714	374,967
Other liabilities	2,472	3,186
Total liabilities	325,035	325,738
Retained earnings	32,469	32,019
Total shareholders’ equity	49,679	49,229
Total liabilities and shareholders’ equity	374,714	374,967

4.  Other Comprehensive Income

         Other comprehensive income for the Company consists of items previously recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges. Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income tax included as a separate component of shareholders’ equity. At September 30, 2004, fair value of the available for sale investment securities and cash flow hedges decreased approximately $154,000 and $147,000, respectively, when compared to the fair value at December 31, 2003. The corresponding equity component of unrealized gain and loss on available for sale securities and cash flow hedges, net of tax, also decreased $102,000 and $97,000, respectively. These changes were the results of movements in the bond market as it responds to interest rate changes in the market.

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

Derivative instruments that are used as part of the Company’s interest-rate risk management strategy include interest rate swap contracts. Interest rate swaps generally involve the exchange of fixed- and variable-rate interest payments between two parties, based on a common notional principal amount and maturity date.

By using derivative instruments, the Company is exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair-value gain in a derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes the Company, and, therefore, creates a repayment risk for the Company. When the fair value of a derivative contract is negative, the Company owes the counterparty and, therefore, it has no repayment risk. The Company minimizes the credit risk in derivative instruments by entering into transactions with high-quality counterparties that are reviewed periodically.

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

During 2004, Habersham Bank entered into two interest rate swap agreements with Compass Bank to partially offset the interest rate risk associated with variable rate Federal Home Loan Bank (“FHLB”) borrowings. Each FHLB loan amount is $3 million with quarterly adjustable rates set at 23 basis points above the three month LIBOR. The first swap contract was entered into during the second quarter and is for a 4.5% fixed rate on a $3 million notional amount. The swap matures on May 21, 2009. The second swap contract was entered into during the third quarter of 2004 and is for a 4.05% fixed rate on a $3 million notional amount. The swap matures on August 26, 2009.

At September 30, 2004, the swaps are being accounted for as cash flow hedges and the fair values are included in other comprehensive income, net of taxes. At September 30, 2004, Habersham Bank recorded a liability for $146,515 to reflect the fair value of the swaps. No hedge ineffectiveness from these cash flow hedges was recognized in the consolidated statement of income.

6.         Stock-based Compensation

The Company applies APB Opinion No. 25, “Accounting for Stock Issued to Employees”, and related interpretations in accounting for its stock option plans. Accordingly compensation cost is measured as the excess, if any, of the quoted market price of the Company’s stock at the date of grant over the amount an employee must pay to acquire the stock. Compensation cost determined under SFAS No. 123 did not differ from the compensation cost determined under APB Opinion No. 25 for the three months and nine months ended September 30, 2004 and 2003, as no options were granted during those periods.

7.         Net Income Per Share

Basic net income per share is based on the weighted average number of common shares outstanding during the period. Diluted net income per share includes the effect of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net income per share and diluted net income per share for the three- and nine-month periods ended September 30, 2004 and 2003, is as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2004	2003	2004	2003

Net income	$535,402	$376,659	$1,696,784	$1,902,667

Weighted average common shares outstanding	2,895,190	2,842,682	2,885,981	2,832,024

Shares issued from assumed exercise of
common stock equivalents (1)	40,718	63,439	57,628	52,260

Weighted average number of common and
common equivalent shares outstanding	2,935,908	2,906,121	2,943,609	2,884,284

Earnings per share:
Basic	$.19	$.13	$.59	$.67

Diluted	$.18	$.13	$.58	$.66

(1) The number of common stock equivalents excluded from the computation of earnings per share for the quarter ended September 30, 2004 because they were antidilutive was 8,066. There were no common stock equivalents excluded for the quarter ended September 30, 2003. The number of common stock equivalents excluded from the computation of earnings per share for the nine months ended September 30, 2004 and 2003 because they were antidilutive was 2,688 and 789, respectively.

8.        Federal Home Loan Bank Borrowings

Habersham Bank has a total available line of credit of $230,833,000, subject to available collateral, from the Federal Home Loan Bank. Advances on this line of credit consist of daily rate credit advances and longer term adjustable rate advances. Advances are primarily for the purposes of funding lending activities. Activity during the third quarter of 2004 consisted of repayment of a daily rate credit advance for $5 million and another longer term advance for $3 million (maturity August 26, 2009). A net increase of $6 million in FHLB borrowings is due to the two $3 million longer term advances taken during the nine month period ended September 30, 2004 (May 21, 2009 and August 26, 2009 maturity).

Item. 2 Management's Discussion and Analysis of Financial Condition and
Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc. The Advantage Group, Inc., a non-bank subsidiary providing marketing and advertising services, ceased operation September 30, 2001. Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. (“Advantage Insurers”). Advantage Insurers offers a full line of property, casualty, and life insurance products. The Advantage Group, Inc. and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company and as a result, management’s discussion and analysis, which follows relates primarily to Habersham Bank.

The Company’s continuing primary business is the operations of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, and Gwinnett counties in Georgia. The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. While interest rates remained at low levels during 2003 and the first six months of 2004, increases of 25 basis points in the prime rate occurred three times during the third quarter of 2004. Maintaining a profitable net interest margin (net interest income divided by average earning assets) in the remainder of 2004 and 2005 will continue to be the focus of management.

Habersham Bank’s net loan growth of $13.8 million during the first nine months of 2004 was primarily the result of increases in the real estate lending portfolio and in the commercial lending portfolio of approximately $36.5 million and $3.1 million, respectively. This growth was offset by payoffs of construction loans generated by Habersham Bank’s former mortgage subsidiary, BancMortgage Financial Corp (BancMortage) of approximately $23.9 million and by decreases in the consumer lending portfolio of approximately $1.9 million. Approximately $8 million in construction loans generated by BancMortgage remain in Habersham Bank’s loan portfolio with a weighted yield of 5.79%.

The balances in the deposit portfolio for the first nine months of 2004 also increased approximately $23.7 million when compared to December 31, 2003. Non-interest bearing accounts increased approximately $14.7 million and interest bearing account balances increased $9 million. The increase in the non-interest bearing balance was primarily the result of a single deposit account for approximately $10 million made during the third quarter of 2004. These funds are expected to be withdrawn in the near future. In addition, other specific accounts increased approximately $1.4 million and the bank’s new branches added $761,000 to non-interest bearing funds since December 31, 2003. These accounts are transactional accounts and so the funds are expected to fluctuate with normal business practices of our customers. The increase in interest bearing funds resulted from a $6.5 million increase in interest bearing transactional (NOW) accounts, $4.5 million increase in Advantage CDs and $1.8 million increase in money market accounts. These increases were offset by a decrease of $4.2 million in certificate of deposits. New branches accounted for nearly $2.5 million of the increase in NOW accounts and money market accounts. From the other branches, three account balances increased by more than $5.2 million. The balance in the Advantage CD increased due primarily to an interest rate increase. The rate increased to 1.65% on July 1, 2004 from 1.01%. The certificate of deposits decreased due to an extremely competitive interest rate environment for this product.

    During 2004, Habersham Bank entered into two interest rate protection product transactions with Compass Bank in Birmingham, Alabama. The elements of these transactions will allow Habersham Bank to borrow funds from the Federal Home Loan Bank (FHLB) at a variable rate and then exchange the variable rate payment to a fixed rate payment with Compass Bank. The benefit of this particular interest rate swap is that it allows Habersham Bank to fund longer-term fixed-rate commercial loans. At September 30, 2004, Habersham Bank had $6 million advanced in this product. See Note 5 to Condensed Consolidated Financial Statements.

During May 2004, Habersham Bank sold 7.18 acres of land behind the Cornelia Office. A pretax gain of approximately $879,000 was recorded for this transaction.

Operational expenses associated with the opening of an office in Hickory Flat in Cherokee County and a new office in Braselton in Gwinnett County (opened November 2003) are reflected in the first nine months 2004 results.

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

Material Changes in Financial Condition

The Company's total assets increased $21 million, to $396 million at September 30, 2004 from $375 million at December 31, 2003. The increase was primarily due to an increase in the loan portfolio and in federal funds sold of approximately $14 and $15 million, respectively, offset by decreases in the investment securities portfolio and in other assets of approximately $6 and $2 million, respectively. The deposit portfolio increased approximately $24 million offset by a net decrease in borrowings of approximately $1.1 million. At September 30, 2004, capital has been impacted by special dividend payment of $1.00 per share along with the regular quarterly dividend payments of $.07 per share resulted in a decrease in capital of approximately $3.5 million partially offset by year to date income of $1.7 million. At September 30, 2004, the equity component of unrealized gain and loss on available for sale securities and fair market value of the cash flow hedge, net of tax, also decreased $102,000 and $97,000, respectively. These changes were the results of movements in the bond market as it responds to interest rate changes in the market.

The increase of $13.8 million in the total loan portfolio is the result of activity in loans secured with commercial real estate of approximately $36.5 million and other commercial loans of approximately $3.1 million. This growth was offset by payoffs of construction loans generated by BancMortgage Financial Corp (BMFC), Habersham Bank’s former mortgage subsidiary, of approximately $23.9 million. Approximately $8 million in these construction loans remain in the portfolio with a weighted yield of 5.79%. The consumer loan portfolio decreased approximately $1.9 million during the first nine months of 2004.

The decrease in the investment securities portfolio was primarily the result of sales and calls, as well as the maturity and paydowns of investment securities during the first nine months of 2004 totaling approximately $11 million and $10 million, respectively. These decreases were offset by purchases of investment securities of approximately $16 million and a decrease in the estimated fair value of the investment securities available for sale of approximately $154,000. These changes were the results of movements in the bond market as it responds to interest rate changes in the market.

Other investments increased $273,000 from $1,652,000 at December 31, 2003 to $1,925,000 at September 30, 2004 due to the purchase of FHLB stock of $550,000 offset by the redemption of FHLB stock of approximately $250,000 and by the sale of Georgia Community Life Insurance Company common stock of $27,000.

The deposit portfolio increase was the result of increases in non-interest bearing accounts and interest bearing accounts of approximately $14.7 million and $9 million, respectively. The increase in the non-interest bearing balance was primarily the result of a single deposit account for approximately $10 million made during the third quarter of 2004. These funds are expected to be withdrawn in the near future. In addition, other specific accounts increased approximately $1.4 million and the bank’s new branches added $761,000 to non-interest bearing funds since December 31, 2003. These accounts are transactional accounts and so the funds are expected to fluctuate with normal business practices of our customers. The increase in interest bearing funds resulted from a $6.5 million increase in interest bearing transactional (NOW) accounts, $4.5 million increase in Advantage CDs and $1.8 million increase in money market accounts. These increases were offset by a decrease of $4.2 million in certificate of deposits. New branches accounted for nearly $2.5 million of the increase in NOW accounts and money market accounts. From the other branches, three account balances increased by more than $5.2 million. The balance in the Advantage CD increased due primarily to an interest rate increase. The rate increased to 1.65% on July 1, 2004 from 1.01%. The certificate of deposits decreased due to an extremely competitive interest rate environment for this product.

All borrowings decreased approximately $1.1 million during the first nine months of 2004 primarily due to decreases in federal funds purchased and in the repurchase sweep portfolio of approximately $4.2 and $3.1 million, respectively, offset by Federal Home Loan Bank longer term advances totaling $6 million and by an increase of approximately $200,000 in the Treasury Tax and Loan account as a short term borrowing.

Material Changes in Results of Operations

Total interest income for the third quarter of 2004 and for the first nine months of 2004 decreased $203,000 or 3.72% and $1,957,000 or 11.31%, respectively, when compared to the third quarter and the first nine months of 2003. These decreases were primarily due to the decrease in the average balances of the loan portfolio combined with decreases in the yield on loans.

Interest and fee income from loans for the third quarter and for the first nine months of 2004 decreased $331,000 or 6.92% and $2,255,000 or 14.82% when compared to the third quarter and the first nine months of 2003. The average balance of the loan portfolio at September 30, 2004 was approximately $264,677,000 with a yield of 6.51% compared to an average balance at September 30, 2003 of approximately $287,814,000 with a yield of 7.01%.

Interest income on taxable investment securities for the third quarter of 2004 and for the first nine months of 2004 increased approximately $154,000 or 36.67% and $427,000 or 32.70%, when compared to the third quarter and first nine months of 2003. Average investment securities balances increased $10,798,000 or 16.97% during the first nine months of 2004 compared to the first nine months of 2003. The yield on average balances of investment securities increased to 4.11% at September 30, 2004 from 4.05% at September 30, 2003.

Total interest expense for the third quarter of 2004 decreased $213,000 or 11.01%, when compared to the third quarter of 2003. Total interest expense for the first nine months of 2004 decreased $1,299,000 or 20.58% when compared to the first nine months of 2003.

The average balance of the deposit portfolio of approximately $237.9 million during the first nine months of 2004 decreased approximately $21.9 million when compared to the average deposit portfolio of approximately $259.8 million during the first nine months of 2003. Average rates on deposits declined from 2.52% at September 30, 2003 to 1.97% at September 30, 2004. The decrease in interest expense was primarily due to redemptions in the certificate of deposit portion of the deposit portfolio as well as a declining interest rate environment. Average balances in the certificate of deposit portfolio decreased approximately $29,693,000 when compared to the first nine months of 2003 offset by increases in the average balances in the money market and savings portfolios of approximately $7,078,000 and $787,000, respectively.

Interest expense on short-term and other borrowings increased $57,000 or 12.23% when compared to the third quarter of 2003 and increased $103,000 or 7.36% when compared to the first nine months of 2003. The increase was primarily due to two longer term advances totaling $6 million with maturity dates of May 21, 2009 and August 26, 2009. Average rates for the first nine months of 2004 on borrowings decreased to 4.46% when compared to 4.71% for the first nine months of 2003.

Net interest income increased approximately $10,000 or .28%, for the third quarter of 2004 as compared to the third quarter of 2003 and decreased approximately $658,000 or 5.98% as compared to the first nine months of 2003 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning-assets, was 3.98% for the first nine months of 2004 compared to 4.02% for the first nine months of 2003.

Noninterest income increased $68,000 or 8.18% for the third quarter of 2004 over the same period in 2003. Noninterest income increased $877,000 or 34.23% for the first nine months of 2004 over the same period in 2003. Included in other income is a gain of approximately $18,000 resulting from the sale during the first quarter of 2004 of Georgia Community Life Insurance Company common stock, in which Habersham Bank had an investment of $27,000. Also included in other income is a gain of approximately $879,000 resulting from the sale of a portion of Habersham Bank’s land during the second quarter of 2004. Habersham Mortgage, a division of Habersham Bank, posted increased mortgage origination income of approximately $68,000 over the first nine months in 2003. Sales and calls in investment securities for the first nine months of 2004 generated an increase in investment securities gain of approximately $47,000 over the first nine months of 2003.

Noninterest expense increased $35,000 or .98% for the third quarter of 2004 over the same period in 2003. Noninterest expense increased $961,000 or 9.45% for the first nine months of 2004 over the same period in 2003. These increases were primarily due to increases in salary and employee benefits and occupancy expenses. Salary and employee benefits increased approximately $722,000 and was primarily due to annual salary adjustments and the additional staffing of a new branch in Braselton which opened in November 2003. Occupancy expenses also increased approximately $269,000 for the first nine months of 2004 over the same period in 2003 due to the new branch in Braselton.

Income tax expense for the three months ended September 30, 2004 and 2003 was $152,000 and $125,000, respectively. Income tax expense for the first nine months ended September 30, 2004 and 2003 was $543,000 and $695,000, respectively. The effective tax rate for the third quarter of 2004 and 2003 was 22.09% and 24.90 respectively. The effective tax rate for the nine months ended September 30, 2004 and 2003 was 24.24% and 26.75%, respectively. Tax-exempt income on investment securities in municipal bonds was 24.96% of pre-tax income for the first nine months of 2004 when compared to 24.02% for the first nine months of 2003.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule are an element considered for all loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at September 30, 2004 was $7,251,000, which does not pose a significant risk to the Company.

A provision for loan losses in the amount of $120,000 was charged to expense for the quarter ended September 30, 2004 compared to $263,000 for the quarter ended September 30, 2003. A provision for loan losses in the amount of $403,000 was charged to expense for the first nine months of 2004 compared to $787,000 for the first nine months of 2003. A decrease in the provision for loan losses expense was determined to be appropriate due to the decrease in the loan portfolio balances in real estate secured loans. The net charge-offs for the first nine months of 2004 totaled approximately $411,000 compared to $514,000 for the first nine months of 2003. During the first nine months of 2004, charge-offs of commercial, consumer, and real estate secured loans totaled approximately $137,000, $207,000, and $333,000, respectively, offset by recoveries of consumer, commercial, and real estate secured loans of $84,000, $52,000, and $130,000, respectively. At September 30, 2004 and December 31, 2003, the ratio of the allowance for loan losses to total loans was 1.30% and 1.37%, respectively.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes non-performing assets:

	September 30, 2004	December 31, 2003
Accruing loans 90 days past due	$2,719,128	$503,953
Non-accrual loans	937,495	2,299,796
Other real estate	2,061,368	2,634,673
Restructured loans	82,975	26,217
Total non-performing assets	$5,800,966	$5,464,639

Nonperforming assets increased approximately $336,327 or 6.15% from December 31, 2003 to September 30, 2004. The increase for the first nine months of 2004 was primarily due to an increase in accruing loans 90 days past due and restructured loans of approximately $2,215,175 and $56,758, respectively, offset by decreases in non-accrual loans and in other real estate of approximately $1,362,301 and $573,305, respectively.

    A comparison of accruing loans 90 days past due at September 30, 2004 and December 31, 2003 follows:

	September 30, 2004	December 31, 2003
Residential real estate loans	$229,291	$263,224
Commercial real estate loans	2,480,723	-
Commercial loans	1,947	97,823
Consumer loans	7,167	142,906
Total 90 days past due loans	$2,719,128	$503,953

For the quarter ended September 30, 2004, $4,207,000 was classified as 90 days past due, however, this was offset by payments, charge-offs, and reclassification to non-accrual status of approximately $1,819,000, $133,000, and $40,000, respectively.

The Company had impaired loans of $937,495 and $2,299,796 at September 30, 2004 and December 31, 2003, respectively. Impaired loans consist of loans on non-accrual status. The decrease is the net result of the following changes:

Balance at December 31, 2003	$2,299,796
Loans reclassified to non-accrual status in 2004	868,788
Payments received on non-accrual loans during 2004	(372,443)
Non-accrual loans charged-off during 2004	(472,881)
Non-accrual loans reclassified to other real estate	(694,785)
Non-accrual loans reclassified to accrual status in 2004	(690,980)
Balance at September 30, 2004	$937,495

Additions to loans on non-accrual status consisted of real estate secured loans, commercial loans, and consumer loans or approximately $768,828, $22,840, and $77,120, respectively. The interest income recognized on such loans for the nine-month periods ended September 30, 2004 and 2003 was not material.

The Company’s other real estate totaled $2,061,368 and $2,634,673 at September 30, 2004 and December 31, 2003, respectively. The decrease was primarily due to the sale of eight properties totaling approximately $1,328,364, offset by foreclosure of five mortgages secured by residential property of approximately $672,551 and additional expenses to complete construction of $112,508. At September 30, 2004, a reserve for other real estate totaling $30,000 was established. Our Other Real Estate Owned (“OREO”) procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value. The disposition value is the valuation used to place the property into OREO. Any difference between the disposition value and the loan balance is recommended for charge off. Once the property is in OREO, the property is listed with a realtor to begin sales efforts.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At September 30, 2004, the Company had no federal funds purchased. Presently, the Company has made arrangements with commercial banks for short-term advances up to $22,450,000 under a repurchase agreement line of credit of which none was advanced at September 30, 2004. In addition, the Company has a total available line of $230,833,000, subject to available collateral, from the Federal Home Loan Bank. The Company has $36 million advanced on this line at September 30, 2004.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at September 30, 2004 and 2003 were 28.72% and 37.25%, respectively.

At September 30, 2004 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company’s and the Bank’s ratios at September 30, 2004 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	13.90%	14.57%
Total Capital	15.09%	15.75%
Leverage	11.29%	11.83%

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2004, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2003. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2003 included in the Company’s 2003 Annual Report on Form 10K.

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

PART II

OTHER INFORMATION

Item 1.     Legal proceedings.
None

Item 2.     Changes in securities, use of proceeds and issuer purchases of equity securities.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the third quarter of 2004.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through July 30, 2004	0	0	0	0
August through August 31, 2004	0	0	0	0
September 1, through September 30, 2004	0	0	0	0
Total	0	0	0	0

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

HABERSHAM BANCORP
(Registrant)

Date November 12, 2004	/S/ Annette Banks
Chief Financial Officer
(for the Registrant and as the
Registrant’s principal financial and
accounting officer)

