Form 10-K
period 2004-12-31
HABERSHAM BANCORP
filed 2005-03-30
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________ to ___________________

Commission file number 0-13153

HABERSHAM BANCORP
(Exact name of registrant as specified in its charter)

Georgia	58-1563165
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

282 Historic Highway 441 North, P. O. Box 1980, Cornelia, Georgia	30531
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:     (706) 778-1000

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

1,525,194 Shares of Common Stock, $1.00 par value--$37,367,253 as of June 30, 2004 (based upon market value of $24.50/share as of that date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2005

Common Stock, $1.00 par value--2,901,692 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1)   Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2004 (the "Annual Report") are incorporated by reference into Part II.

(2)   Portions of the Company's Proxy Statement relating to the 2005 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.

PART I
Item 1. BUSINESS.

Business of the Company

Habersham Bancorp (the "Company"), a Georgia corporation, was organized on March 9, 1984. Effective December 31, 1984, the Company acquired all of the outstanding shares of common stock of Habersham Bank ("Habersham Bank"). As a result of this transaction, the former shareholders of Habersham Bank became shareholders of the Company, and Habersham Bank became the wholly-owned subsidiary of the Company. Habersham Bank has one subsidiary, Advantage Insurers, Inc., a property, casualty and life insurance agency organized in 1997. Effective June 30, 1995, the Company acquired Security Bancorp, Inc. and its subsidiary bank, Security State Bank. The Company consolidated the charters of Security State Bank and Habersham Bank in 1999.

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

Habersham Bank's primary market area consists of Habersham, White, Cherokee, Warren, and Gwinnett Counties, Georgia. Habersham Bank competes principally for all types of loans, deposits and other financial services with other financial institutions located in its primary market area. To a lesser extent, Habersham Bank competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies.

The Company and its non-bank subsidiaries also compete with numerous other companies and financial institutions engaged in similar lines of business, such as other bank holding companies, mortgage companies, mortgage servicers, leasing companies, insurance companies, companies providing data processing services, and companies providing bank consulting services.

Employees

As of December 31, 2004, the Company had 146 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

Supervision & Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, the Company is primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance also regulates and monitors all significant aspects of the Company’s operations.

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

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the Bank has been chartered for more than three years, this limitation does not apply to the Bank or to the Company.

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

Our common stock is registered under Section 12 of the Securities Exchange Act of 1934. The regulations also provide a procedure for challenging the rebuttable presumption of control.

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

Support of Subsidiary Institutions. Under Federal Reserve policy, the Company is expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, the Company might not be inclined to provide it. In addition, any capital loans made by the Company to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full. In the unlikely event of the Company’s bankruptcy, any commitment by it to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

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

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the Georgia Department of Banking and Finance. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the laws of the applicable state (the foreign state). Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

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

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories. At December 31, 2004, the Bank qualified for the well-capitalized category.

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

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions’ that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized, and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at $1.44 per $100 of deposits for the first quarter of 2005.

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

In addition to the federal and state laws noted above, the Georgia Fair Lending Act (“GAFLA”) imposes restrictions and procedural requirements on most mortgage loans made in Georgia, including home equity loans and lines of credit. On August 5, 2003, the Office of the Comptroller of the Currency issued a formal opinion stating that the entirety of GAFLA is preempted by federal law for national banks and their operating subsidiaries. GAFLA contains a provision that preempts GAFLA as to state banks in the event that the Office of the Comptroller of the Currency preempts GAFLA as to national banks. Therefore, the Bank is exempt from the requirements of GAFLA.

The deposit operations of the Bank are subject to:

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components, Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated subsidiaries, noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2004, the Bank’s ratio of total capital to risk-weighted assets was 15.24% and the Bank’s ratio of Tier 1 Capital to risk-weighted assets was 14.06%. At December 31, 2004, the Company’s ratio of total capital to risk-weighted assets was 15.91% and the Company’s ratio of Tier 1 Capital to risk-weighted assets was 14.73%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2004, our leverage ratio was 11.62%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

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

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to its sole shareholder, the Company. Statutory and regulatory limitations apply to the Bank’s payment of dividends. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that it stop or refrain from engaging in the questioned practice. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Bank—Prompt Corrective Action.”

The Georgia Department of Banking and Finance also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2004, the Bank could pay cash dividends without prior regulatory approval.

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

Consumer Credit Reporting

On December 4, 2003, President Bush signed the Fair and Accurate Credit Transactions Act (the “FAIR Act”), amending the federal Fair Credit Reporting Act (the “FCRA”). These amendments to the FCRA (the “FCRA Amendments”) became effective in 2004.

The FCRA Amendments include, among other things:

•
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

•	a requirement for mortgage lenders to disclose credit scores to consumers.

The FCRA Amendments also prohibit a business that receives consumer information from an affiliate from using that information for marketing purposes unless the consumer is first provided a notice and an opportunity to direct the business not to use the information for such marketing purposes (the “opt-out”), subject to certain exceptions. While the FCRA Amendments limit the Company’s ability to share information with its affiliates for marketing purposes, the actual impact of these limitations depends on the extent to which our customers elect to prohibit the use of their personal information for marketing purposes.

Anti-Terrorism and Money Laundering Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism (the “USA PATRIOT Act”), the Bank Secrecy Act, and rules and regulations of the Office of Foreign Assets Control the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specified financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act and has otherwise implemented policies and procedures to comply with the foregoing rules.

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

Effect of Governmental Monetary Police

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

Habersham Bank's North Habersham (main) office is located at 1151 Washington Street, Clarkesville, Georgia. The telephone number of that office is (706) 778-1000. Habersham Bank also has seven full-service branch offices. Its Central Habersham office is located at 282 Historic Highway 441, Cornelia, Georgia; its South Habersham office is located at 186 441 By-Pass, Baldwin, Georgia; its Cleveland Office is located at 575 South Main Street, Cleveland, Georgia; its Canton Office is located at 1925 Marietta Highway, Canton, Georgia; its Hickory Flat Office is located at 6782 Hickory Flat Highway, Canton, Georgia; its Warrenton Office is located at 217 East Main Street, Warrenton, Georgia; and its Braselton Office is located at 6322 Grand Hickory Drive, Braselton, Georgia. Each office has a 24-hour teller machine. Habersham Bank owns its office properties without encumbrance, with the exception of the Warrenton Office which is leased on a month to month basis.

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

Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The common stock of Habersham Bancorp is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol HABC. At December 31, 2004, Habersham Bancorp had approximately 495 shareholders of record. The following table sets forth the high and low sale prices, and the cash dividends paid on the Company's common stock on a quarterly basis for the past two fiscal years and the first quarter of 2005 to date.

	High	Low	Dividends
2005
First quarter (through March 15, 2005)	$21.75	$20.42	$0.08

2004:	High	Low	Dividend
Fourth Quarter	$21.85	$19.75	$0.07
Third Quarter	23.70	19.69	0.07
Second Quarter	28.71	23.22	1.07
First Quarter	25.93	24.00	0.07

2003:	High	Low	Dividend
Fourth Quarter	$25.50	$22.55	$1.00
Third Quarter	23.00	19.83	0.06
Second Quarter	21.12	17.31	0.06
First Quarter	19.68	17.08	0.06

The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Bank to the Company in any year will exceed 50% of the net earnings of the Bank for the previous calendar year. As of December 31, 2004, the Bank could declare dividends to the Company up to approximately $1,572,000 without regulatory approval.

The Company did not repurchase any of its outstanding common stock during the fourth quarter of 2004.

Item 6.     SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(In thousands, except share and per share data)

	For the years ended December 31
	2004	2003	2002	2001	2000
SUMMARY OF OPERATIONS

Interest income	$20,743	$22,593	$27,137	$34,510	$37,510
Interest expense	6,791	8,122	12,041	20,403	22,781
Provision for loan losses	483	950	1,307	1,463	955
Other income	4,431	3,490	3,620	2,861	2,330
Other expense	14,777	14,000	12,857	12,322	11,914

Earnings from continuing operations	$2,343	$2,296	$3,447	$2,375	$2,875
Earnings (loss) from discontinued operations	-	-	2,337	3,109	124
Cumulative effect of change in accounting principle	-	-	-	(162)	-
Net earnings	$2,343	$2,296	$5,784	$5,322	$2,999

PER SHARE AMOUNTS
Earnings from continuing operations - diluted	$.80	$.79	$1.22	$.87	$1.07
Earnings (loss) from discontinued operations - diluted	-	-	.83	1.14	.04
Cumulative effect of change in accounting principle - diluted	-	-	-	(.06)	-
Net earnings per common share-diluted	$.80	$.79	$2.05	$1.95	$1.11

Dividends	$1.28	$1.18	$.24	$.24	$.24
Weighted average number of common and common equivalent shares outstanding	2,939,951	2,895,113	2,815,972	2,729,291	2,699,949

AT DECEMBER 31
Total assets	$385,933	$374,978	$429,411	$546,503	$543,108
Earning assets	355,093	342,664	395,047	503,562	504,640
Loans	277,137	261,818	303,813	440,527	441,850
Deposits	292,957	279,600	336,526	336,360	341,032
Long-term debt	36,000	30,000	30,000	35,775	21,950
Stockholders’ equity	$48,006	$49,229	$50,315	$43,600	$38,390

RATIOS
Return on average assets	.62%	.58%	1.32%	1.22%	.68%
Return on average equity	4.86%	4.44%	12.14%	12.80%	8.21%
Dividend payout ratio	160.00%	149.37%	11.70%	12.25%	21.43%
Average equity to average assets ratio	12.66%	13.24%	10.88%	9.55%	8.32%

Balance sheet amounts have not been adjusted to reflect discontinued operations.

Item 7.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION

Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. (“Advantage Insurers”) and prior to December 2002, owned all of the outstanding stock of BancMortgage Financial Corp (“BancMortgage”). The Advantage Group, Inc., a non-bank subsidiary providing marketing and advertising services, ceased operations September 30, 2001. Advantage Insurers, which began operations on March 31, 1997, offers a full line of property, casualty, and life insurance products. The Advantage Group, Inc. and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company.

The Company’s continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, and Gwinnett counties in Georgia. The Company’s primary source of revenue is interest income on loans to businesses and individuals in its market area.

EXECUTIVE SUMMARY

Net earnings for 2004 were $2,343,273, representing an increase of 2.06% from 2003. Diluted earnings per share were $0.80, up $0.01 per share from 2003, and return on average equity was 4.86% as compared to 4.44% for 2003. The increase in earnings resulted principally from sales of land and common stock investments totaling $1,078,000. See “Results of Operations” below.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Interest rates remained at low levels during 2004 and 2003, but rose during the course of 2004 with five increases in the prime rate. Maintaining a profitable net interest margin (net interest income divided by average earning assets) continued to be the focus of management during 2004.

Net interest income decreased by approximately $519,000 during 2004 and was impacted by payoffs of construction loans generated by Habersham Bank’s former mortgage subsidiary, BancMortgage Financial Corp (“BMFC”) (sold in December 2002); by net loan dollars generated by Habersham Bank; and by maturing certificates of deposit. Habersham Bank’s net loan growth of $15.3 million during 2004 was primarily the result of increases in the real estate lending portfolio and in the commercial lending portfolio of approximately $41.9 million and $2 million, respectively. This growth was offset by decreases in the consumer lending portfolio of approximately $2.4 million and in the real estate lending portfolio by payoffs of construction loans generated by BMFC totaling approximately $26.2 million. Approximately $8.2 million in construction loans generated by BMFC remain in Habersham Bank’s loan portfolio with a weighted yield of 6.01%.

The balances in the deposit portfolio increased approximately $13.3 million when compared to December 31, 2003. Noninterest bearing accounts increased approximately $6.5 million and interest bearing accounts increased $6.9 million. The increase in interest bearing account balances consisted of approximately $7.3 million and $1 million in the shorter term accounts of money market and regular savings accounts, respectively, offset by decreases in time deposit balances of approximately $1.5 million at December 31, 2004. Habersham Bank’s new branch locations in Braselton and Hickory Flat added approximately $6.4 million and $2.7 million in new accounts during 2004.

During 2004, Habersham Bank entered into two interest rate protection product transactions with Compass Bank in Birmingham, Alabama. The elements of these transactions will allow Habersham Bank to borrow funds from the Federal Home Loan Bank (FHLB) at a variable rate and then exchange the variable rate payment for a fixed rate payment with Compass Bank. The benefit of this particular interest rate swap is that it allows Habersham Bank to fund longer-term fixed-rate commercial loans. At December 31, 2004, Habersham Bank had $6 million advanced in this product.

Habersham Bank recorded gains on the sale of 7.18 acres of land behind the Cornelia Office and on the sale of common stock investments in Southeast Bankcard Association and GA Community Life Insurance Co during 2004 of approximately $879,000 and $199,000, respectively.

Operational expenses associated with the opening of an office in Hickory Flat in Cherokee County and a new office in Braselton in Gwinnett County (opened November 2003) are reflected in the 2004 results.

Management has developed a strategy for asset growth and expansion of its financial services through branching into selective growth markets in North Georgia. Habersham Bank began this expansion program of its traditional banking business with the completion of a branch office in Braselton, Georgia. Braselton is the home of Chateau Elan, a winery and golf community, and an area of rapid growth of residential properties. Additionally, Habersham Bank purchased an existing branch location from a regional bank in the Hickory Flat area of eastern Cherokee County. The Hickory Flat location opened for operation in March 2004 and replaced the Waleska Office which closed during the first quarter of 2004. Cherokee County is considered one of the fastest growing communities in Georgia.

The following discussion sets forth the major factors that affect the Company's results of operations and financial condition. These comments should be read in conjunction with the consolidated financial statements and related notes.

This discussion contains forward-looking statements involving risks and uncertainties. Results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks involving the potential adverse effect of unexpected changes in interest rates and the current interest rate environment, loan losses and the adequacy of the Company’s loan loss allowance, changes in regulation and legislation, and competition.

CRITICAL ACCOUNTING ESTIMATES

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 2 to the consolidated financial statements which are presented elsewhere in this annual report. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical. This is because of the subjective nature of the estimates used in establishing the allowance and the effect these estimates have on the Company’s earnings. Because the allowance is replenished by means of a provision for loan losses that is charged as an expense against net earnings, the estimation of the allowance affects the Company’s earnings directly. Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment. The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations is very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact in the estimate of losses. As described further below, under “Allowance for Loan Losses”, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

Certain economic factors could have a material impact on the loan loss allowance determination and its adequacy. The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the determination is a consideration of concentrations in collateral which secure the loan portfolio. The Company’s loan portfolio is secured primarily by commercial and residential real estate with such loans comprising approximately 89.1% of the total loan portfolio. While there is a risk that the value of the real estate securing the loans in the portfolio could decrease during an economic recession, the majority of the real estate securing the loan portfolio is 1 - 4 family residential properties which are generally not as affected by downturns in the economy. The Company also has concentrations in mortgages for agribusiness purposes in the poultry industry and in commercial loans for the travel accommodation industry. See “Nonperforming Assets and Past Due Loans.”

The Company will, from time to time, make unsecured loans. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at December 31, 2004 was $6.8 million, which does not pose a significant risk to the Company.

The Company is not aware of any large loan relationships that if defaulted would have a significant impact on the allowance for loan losses.

Refer to the section entitled “Allowance for Loan Losses” for an additional discussion of the key assumptions and methods used in determining the allowance for loan losses, as well as inherent risks in estimating the allowance.

RESULTS OF OPERATIONS

Habersham Bancorp’s net earnings were $2,343,273, $2,295,962 and $5,784,451, for the years ended December 31, 2004, 2003 and 2002, respectively, with related diluted earnings per common and common equivalent share of $.80, $.79 and $2.05, respectively, representing an increase of 1.26% from 2003 to 2004 and a decrease of 61.46% from 2002 to 2003.

Net earnings represents a return on average equity of 4.86%, 4.44% and 12.14% for 2004, 2003 and 2002, respectively.

During the year ended December 31, 2002, the Company sold BancMortgage to the existing management of BancMortgage resulting in a loss of $110,064. The Company’s consolidated financial statements have been reclassified to reflect the operations of BancMortgage as discontinued. Management’s discussion and analysis, which follows, relates primarily to Habersham Bank.

The average balance of the total loan portfolio for 2004 when compared to 2003 decreased approximately $14.1 million. The primary reason for the decline in the average balance in the loan portfolio is due to approximately $15.7 million of payoffs on construction loans generated by Habersham Bank’s former mortgage subsidiary, which have been offset by new loans generated internally by Habersham Bank. The average balance of the deposit portfolio during 2004 decreased approximately $10.9 million when compared to 2003. The average of interest-bearing accounts decreased $15 million. During the same period, average balances in noninterest-bearing accounts increased approximately $4.1 million. Due to increases in noninterest-bearing accounts, Habersham Bank was in a position not to aggressively pursue certificates of deposit accounts as they matured which resulted in decreases in the certificates of deposit portfolio of approximately $23.0 million. The decrease in certificates of deposit account balances was offset by increases in money market, NOW, regular savings and Adv+COD accounts (a six-month term certificate of deposit which matures each June 30 and December 31) of approximately $8.0 million as customers preferred the shorter term deposit accounts.

The increase in earnings from continuing operations for the year ended December 31, 2004, when compared to the year ended December 31, 2003, was primarily due to increases in noninterest income relating to sales of land and common stock investments of $879,000 and $199,000, respectively. Mortgage origination income increased approximately $194,000 during 2004. These increases were partially offset by decreases during 2004 in trust fees, deposit fees and other service charges of approximately $239,000, $93,000 and $34,000, respectively. Increases in noninterest expense also impacted earnings from continuing operations during 2004 with approximately $652,000 and $306,000 in additional salaries and employee benefits as well as occupancy expense, respectively, related to a full year of operating branches located in Braselton and Hickory Flat.

The decrease in earnings from continuing operations for the year ended December 31, 2003, when compared to the year ended December 31, 2002, was primarily due to additional salary and other expenses associated with the establishment of a new mortgage lending division (“Habersham Mortgage”) during the first quarter of 2003 and the building and staffing of a new branch located in Braselton, Georgia during the fourth quarter of 2003. Also, contributing to the decrease in earnings from continuing operations was a decrease in gains on the sale of investment securities and other investments. These decreases were partially offset by an increase in the net interest margin for the year ended December 31, 2003 to 4.05% when compared to 4.04% for the year ended December 31, 2002.

NET INTEREST INCOME

Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our shareholders.

	2004	2003	2002
Net interest income	$13,951,914	$14,471,143	$15,096,182

Net interest income for 2004 decreased approximately $519,000 when compared to 2003 and decreased approximately $625,000 when compared to 2002. Fluctuations occurring in interest rates and balances in the loan, securities, and deposit portfolios directly impacted net interest income. Other borrowings are also impacted by rate movements and balances. Net interest income is impacted by interest income from loans, investment securities, and federal funds sold offset by interest paid on deposits and borrowings. The weighted average yield on loans was 6.52%, 6.94% and 7.73%, for the years ended December 31, 2004, 2003 and 2002, respectively. The weighted average yield on investment securities was 4.17%, 4.15% and 5.27%, for the years ended December 31, 2004, 2003 and 2002, respectively. Average yields on federal funds sold were 1.20%, 1.50% and 1.39% for the years ended December 31, 2004, 2003 and 2002, respectively.

Average balances in Habersham Bank’s loan portfolio have been trending downward over the last three years, primarily due to the maturities and payoffs of construction loans generated by BMFC totaling approximately $15.7 million in 2004, $67.2 million in 2003 and $104.1 million in 2002. Habersham Bank has been able to replace these balances with increases in other loan categories. At December 31, 2004, approximately $8.2 million of BMFC loans remained in Habersham Bank’s loan portfolio. During most of this three-year period, interest rates were declining as the prime interest rate decreased. Average investment securities balances increased over the last three years as Habersham Bank was able to invest additional cash received from the maturities and payoffs of the BMFC loans.

During 2004, interest income decreased approximately $1.8 million when compared to 2003. The decrease in interest income from loans was approximately $2.1 million primarily due to decreases in the average yield on loans from 6.94% in 2003 to 6.52% in 2004 and a decrease in the volume of loans in 2004 compared to 2003. This decrease was partially offset by increases in interest income from investment securities of approximately $306,000 as a result of increases in average investment balances and in the average yield on investment securities from 4.15% during 2003 to 4.17% during 2004.

During 2003, interest income decreased approximately $4.5 million when compared to 2002 as a result of average loan balances in 2003 decreasing approximately $24.8 million when compared to 2002 in addition to the average loan rates in 2003 decreasing approximately .79% when compared to 2002. The decrease in the loan portfolio is primarily the result of payoffs of real estate construction loans. Interest income on investment securities decreased approximately $509,000 when compared to 2002 primarily due to decreases in the interest yield of approximately 1.12%.

Interest expense for 2004 decreased approximately $1.3 million when compared to 2003 as a result of average interest-bearing deposit balances in 2004 decreasing approximately $15 million. At the same time, the weighted average interest rate paid on interest-bearing deposits decreased from 2.45% in 2003 to 1.97% in 2004. The decrease in average balances was primarily due to maturities of certificates of deposit of approximately $23 million, offset by increases in average balances of money market and NOW accounts as well as increases in regular savings average balances of approximately $7.2 million and $780,000, respectively.

Interest expense for 2003 decreased approximately $3.9 million when compared to 2002 as a result of average interest-bearing deposit balances in 2003 decreasing approximately $43.4 million when compared to 2002 in addition to the average deposit rate in 2003 decreasing approximately .84% when compared to 2002. The decrease in the deposit portfolio is primarily the result of the redemption of national market certificates of deposit during the year.

The net interest margin of the Company was 4.00% in 2004, 4.05% in 2003 and 4.04% in 2002. The net interest margin of the Company was maintained due to close management of yields earned on loans and investment securities and on rates paid for deposits and borrowings.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

Average balances in the loan portfolio declined approximately $14.1 million over 2004 as compared to 2003. The mix of the loan portfolio changed during 2004 with decreases in real estate and consumer lending portfolios of approximately $49 million and $2.5 million, respectively, offset by increases in the commercial lending and home equity line of credit portfolio of approximately $32.2 million and $5.2 million, respectively. The average balances of maturities and payoffs of construction loans generated by BMFC which totaled approximately $15.7 million during 2004 are reflected in the decrease of real estate secured loans which were offset by new loans in the residential and commercial real estate portfolio and commercial lending portfolio. The consumer lending portfolio decreased as customers moved from fixed rate installment loans to home equity lines of credit.

Average loan balances declined approximately $24.8 million or 8.08% in 2003 from 2002 primarily as a result of the maturity and payoffs of real estate construction and mortgage loans of approximately $40.6 million offset by new commercial loans of approximately $15.8 million.

An increase of approximately $6.9 million in the average balances of investment securities in 2004 over 2003 resulted from increases in U.S. treasuries and U.S. Government agency bonds of approximately $7.8 million offset by decreases in municipal bonds of approximately $887,000. Weighted average interest yields increased to 4.17% during 2004 from 4.15% during 2003.

Average balances of investment securities increased approximately $5.0 million or 7.84% in 2003 over 2002 as a result of investing the excess cash from loan maturities and payoffs in investment securities. Available for sale mortgage backed and treasury securities purchases totaled approximately $51.5 million offset by proceeds from maturities, sales, and calls of approximately $32.2 million during 2003. Held to maturity investment securities and other stock investments decreased as a result of calls and maturities of approximately $1.3 million and $.8 million, respectively. Average federal funds sold increased approximately $444,000 or 13.91% in 2003 over 2002.

The average balances in the deposit portfolio during 2004 decreased approximately $10.9 million. Decreases in interest-bearing accounts of approximately $15 million were offset by increases is noninterest-bearing accounts of approximately $4.1 million. This increase in noninterest-bearing accounts allowed Habersham Bank not to aggressively pursue certificates of deposit as they matured, resulting in decreases in the certificate of deposit portfolio. The average interest rate paid on deposits declined to 1.97% in 2004 from 2.45% in 2003.

The average balance of deposits, excluding noninterest-bearing deposits, for 2003 decreased by approximately $43.4 million or 14.52% from 2002. The decrease in average deposits for 2003 is primarily due to the redemption at maturity of national market certificates of deposit of approximately $48.5 million partially offset by increases in money market and savings accounts of approximately $3.7 million and $1.4 million, respectively.

The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest-earning assets, average rates paid on interest-bearing liabilities, interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities, and net interest margin. This information is presented for the years ended December 31, 2004, 2003 and 2002.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

	2004			2003
	Average Balance	Income/ (Expense)	Average Yield/Cost	Average Balance	Income/ (Expense)	Average Yield/Cost
Interest-earning assets:
Loans, net (1)	$268,041,043	$17,472,126	6.52%	$282,142,667	$19,579,912	6.94%
Investment securities (2):
Taxable	59,403,527	2,415,647	4.07%	51,563,715	2,040,625	3.96%
Tax exempt	16,507,276	751,363	4.55%	17,394,027	820,122	4.71%
Federal funds sold	3,219,333	38,648	1.20%	3,639,083	54,593	1.50%
Loans held for sale	1,282,460	65,635	5.12%	2,523,729	97,558	3.87%
Total interest-earning assets	348,453,639	20,743,419	5.95%	357,263,221	22,592,810	6.32%
Noninterest-earning assets	31,920,862			33,023,404
Total assets	$380,374,501			$390,286,625

Interest-bearing liabilities:
Money market and NOW	$64,767,791	(425,621)	0.66%	$57,534,840	(355,015)	0.62%
Savings accounts	10,079,223	(24,528)	0.24%	9,298,757	(41,537)	0.45%
Certificates of deposit	165,829,698	(4,301,470)	2.59%	188,858,305	(5,856,071)	3.10%
Total deposits	240,676,712	(4,751,619)	1.97%	255,691,902	(6,252,623)	2.45%
Short-term and other borrowings	44,661,916	(2,039,886)	4.57%	39,724,975	(1,869,044)	4.70%
Total interest-bearing liabilities	285,338,628	(6,791,505)	2.38%	295,416,877	(8,121,667)	2.75%
Noninterest- bearing deposits	43,795,027			39,691,635

Other noninterest-bearing Liabilities	3,074,133			3,513,987
Total liabilities	332,207,788			338,622,499
Stockholders' equity	48,166,713			51,664,126

Total liabilities and shareholders' equity	$380,374,501			$390,286,625

Net interest income		$13,951,914			$14,471,143
Net interest margin			4.00%			4.05%

Interest Rate Spread			3.57%			3.57%

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

	2002
	Average Balance	Income/ (Expense)	Average Yield/Cost

Interest-earning assets:
Loans, net (1)	$306,940,750	$23,723,373	7.73%
Investment securities (2):
Taxable	44,416,895	2,440,970	5.50%
Tax exempt	19,528,459	928,576	4.75%
Federal funds sold	3,194,367	44,350	1.39%
Total interest-earning assets	374,080,471	27,137,269	7.25%
Noninterest-earning assets	63,902,447
Total assets	$437,982,918
Interest-bearing liabilities:
Money market and NOW	$53,770,339	(495,558)	.92%
Savings accounts	7,947,215	(63,280)	.80%
Certificates of deposit	237,423,845	(9,271,035)	3.90%
Total deposits	299,141,399	(9,829,873)	3.29%
Short-term and other borrowings	47,023,799	(2,211,214)	4.70%
Total interest-bearing liabilities	346,165,198	(12,041,087)	3.48%

Noninterest-bearing deposits	36,264,247
Other noninterest-bearing liabilities	7,904,984
Total liabilities	390,334,429
Stockholders' equity	47,648,489

Total liabilities and shareholders' equity	$437,982,918
Net interest income		$15,096,182
Net interest margin			4.04%

Interest rate spread			3.77%

(1)
Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 2004, 2003 and 2002.
Income includes loan fees of $1,393,790, $ 1,277,034 and $1,388,966 for 2004, 2003 and 2002, respectively.

(2)
Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

	2004 vs. 2003			2003 vs. 2002
	Increase (Decrease)			Increase (Decrease)
	Due to			Due to

	Average	Average		Average	Average
	Volume (1)	Rate (1)	Net	Volume (1)	Rate (1)	Net

Interest Income:
Loans	$(978,653)	$(1,129,133)	$(2,107,786)	$(320,289)	$(3,823,172)	$(4,143,461)
Investment securities:
Taxable	310,456	64,566	375,022	393,075	(793,420)	(400,345)
Tax exempt	(41,766)	(26,993)	(68,759)	(101,386)	(7,068)	(108,454)
Federal funds sold	(6,296)	(9,649)	(15,945)	6,182	4,061	10,243
Loans held for sale	(48,037)	16,114	(31,923)	97,558	-	97,558
Total interest-earning assets	(764,296)	(1,085,095)	(1,849,391)	75,140	(4,619,599)	(4,544,459)

Interest Expense:
Money market and NOW	44,844	25,762	70,606	34,633	(175,176)	(140,543)
Savings accounts	3,512	(20,521)	(17,009)	10,812	(32,555)	(21,743)
Certificates of deposit	(713,887)	(840,714)	(1,554,601)	(1,894,056)	(1,520,908)	(3,414,964)
Short-term and other borrowings	232,036	(61,194)	170,842	(343,045)	875	(342,170)
Total interest-bearing liabilities	(433,495)	(896,667)	(1,330,162)	(2,191,656)	(1,727,764)	(3,919,420)

Change in net interest income	$(330,801)	$(188,428)	$(519,229)	$2,266,796	$(2,891,835)	$(625,039)

(1)	The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest income increased approximately $941,000 during 2004 primarily due to gains recorded on the sale of land and investments in common stock of Georgia Community Life Insurance Co and Southeast Bankcard Association Inc. of approximately $879,000 and $199,000, respectively. Mortgage origination income increased approximately $194,000 during 2004 reflecting increased activity generated by Habersham Mortgage. These increases were offset somewhat by decreases during 2004 in trust fees, deposit fees and other service charges of approximately $239,000, $93,000 and $34,000, respectively. The Trust Department is no longer serving as trustee for several large accounts which resulted in lower trust income. The majority of new deposit account customers have selected a new free checking account product which Habersham Bank offered during 2004.

Noninterest income in 2003 decreased slightly over 2002. Increases in mortgage origination income of $615,000 resulted from the creation of Habersham Mortgage, a division of Habersham Bank, which began operation in 2003. During 2002, Habersham Bancorp sold its investments in common stock of FLAG Financial Corp, CB Financial Corp, and Greater Rome for gains of $838,000, $277,000, and $50,000, respectively, in order to focus primarily on enhancing financial services offered at Habersham Bank. This resulted in lower gains on investment securities for 2003.

Noninterest expense in 2004 increased approximately $777,000 or 5.54% as compared to 2003. The majority of the increase is directly attributable to expenses related to the Braselton and Hickory Flat offices for salaries and employee benefits as well as occupancy expenses for the full year. The Braselton Office opened during the fourth quarter of 2003 and the Hickory Flat Office opened during the first quarter of 2004.

Noninterest expense in 2003 increased approximately $1,143,000 or 8.89% as compared to 2002. The increase in salaries and employee benefits was due to additional costs associated with the creation of Habersham Mortgage, a division of Habersham Bank and staffing requirements for our new location in Braselton. Occupancy expenses increased due to increased depreciation expense associated with purchases of new mainframe computer hardware and software during the fourth quarter of 2002, in addition to depreciation expense on purchases of new teller machines and software and replacement of personal computers at all locations during 2003.

INCOME TAX EXPENSE

Income tax expense for the periods ended December 31, 2004, 2003 and 2002 was approximately $780,000, $715,000 and $1,105,000, respectively. The effective tax rate for the periods ended December 31, 2004, 2003 and 2002 was 24.97%, 23.76% and 24.28%, respectively. Tax-exempt income on investment securities in municipal bonds for the periods ended December 31, 2004, 2003 and 2002 was 24.06%, 27.23% and 20.39% of pre-tax income, respectively. Income tax expense for the years ended December 31, 2004, 2003 and 2002 is more fully explained in note 14 to the consolidated financial statements.

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

The allowance for loan losses methodology is based on a loan classification system. For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company identifies problem loans in its portfolio and segregates the remainder of the loan portfolio into broad segments, such as commercial, commercial real estate, residential mortgage and consumer. The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories. The general allowance is calculated based on estimates of inherent losses which probably exist as of the evaluation date. Loss percentages used for non-problem loans in the portfolio are based on historical loss factors. The general allowance for losses on problem loans is based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic conditions. General loss percentages for the problem loans are determined based upon historical loss experience and regulatory requirements.

For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated allowances, the Company has established an unallocated allowance of approximately $75,000 at December 31, 2004. The basis for the unallocated allowance is due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions.

The allowance for loan losses allocation is based on subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The allocation of the allowance for loan losses by loan category at December 31, 2004, 2003, 2002, 2001 and 2000 is as follows:

	2004		2003		2002		2001		2000
	Amount	Percent of Total loans	Amount	Percent of Total loans	Amount	Percent of Total loans	Amount	Percent of Total loans	Amount	Percent of Total loans

Commercial, financial and agricultural	$366,110	5.9%	$411,359	5.5%	$372,075	5.6%	$859,875	7.3%	$775,783	6.7%
Real estate	2,564,713	89.1%	2,315,343	88.3%	2,214,516	87.5%	1,968,745	84.8%	2,026,521	86.7%
Installment loans to individuals	629,068	5.0%	618,639	6.2%	724,794	6.9%	598,657	7.9%	386,883	6.6%
Unallocated	74,752	-	297,761	-	221,924	-	174,600	-	-	-
Total	$3,634,643	100.0%	$3,643,102	100.0%	$3,533,309	100.0%	$3,601,877	100.0%	$3,189,187	100.0%

The Company's provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period. The provision for loan losses was $482,500 in 2004 as compared to $950,000 in 2003. A decrease in the provision for loan losses expense was determined to be appropriate due to the decrease in the loan portfolio balances in real estate secured loans. Net charge-offs for 2004 totaled approximately $491,000 compared to $840,000 for 2003.

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

The following table summarizes, for each of the years in the five year period ended December 31, 2004, selected information related to the allowance for loan losses.

	2004	2003	2002	2001	2000

Balance of allowance for loan losses at beginning of period	$3,643,102	$3,533,309	$3,601,877	$3,189,187	$2,983,153

Charge-offs:
Commercial, financial and agricultural	(145,422)	(329,905)	(372,583)	(481,978)	(266,960)
Real estate	(427,365)	(137,861)	(470,433)	(283,163)	(151,517)
Installment loans to individuals	(228,331)	(660,230)	(670,977)	(444,584)	(324,084)
Other	(11,074)	(20,279)	(33,729)	(47,415)	(43,377)
Total charge-offs	(812,192)	(1,148,275)	(1,547,722)	(1,257,140)	(785,938)
Recoveries:
Commercial, financial and agricultural	56,558	130,864	25,759	63,451	-
Real estate	143,308	45,581	25,244	24,720	965
Installment loans to individuals	114,624	125,179	112,017	105,671	32,052
Other	6,743	6,444	9,134	12,988	3,955
Total recoveries	321,233	308,068	172,154	206,830	36,972
Net charge-offs	(490,959)	(840,207)	(1,375,568)	(1,050,310)	(748,966)

Provision for loan losses	482,500	950,000	1,307,000	1,463,000	955,000

Balance of allowance for loan losses at end of period	$3,634,643	$3,643,102	$3,533,309	$3,601,877	$3,189,187
Average amount of loans	$268,041,043	$282,142,667	$306,940,750	$333,320,432	$346,749,588

Ratio of net charge-offs during the period to average loans outstanding during the period	.18%	.30%	.45%	.32%	.22%

Ratio of allowance to total year-end loans	1.29%	1.37%	1.15%	1.11%	.83%

During 2004, charge-offs of real estate secured loans, consumer loans and commercial loans which totaled approximately $427,000, $239,000 and $145,000, were offset by recoveries of $143,000, $121,000 and $57,000, respectively. The number and the average balance of charge-offs during 2004 and 2003 by category follows:

	2004		2003
Category	Number	Average Charge-off	Number	Average Charge-off
Real estate	15	$28,466	11	$12,545
Consumer	55	4,345	143	4,762
Commercial	10	14,500	11	30,000

During 2003, charge-offs of consumer loans, commercial loans and real estate secured loans which totaled approximately $681,000, $330,000 and $138,000, were offset by recoveries of $132,000, $131,000 and $45,000, respectively.

The risk associated with loans varies with the creditworthiness of the borrower, the type of loan (consumer, commercial or real estate) and its maturity. Cash flows adequate to support a repayment schedule is an element considered for all types of loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions.

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

	2004	2003	2002	2001	2000

Commercial, financial and agricultural	$16,673,310	$14,651,171	$17,070,602	$23,921,875	$25,566,931
Real estate - construction	79,683,839	50,134,674	106,759,853	119,663,535	113,201,531
Real estate - mortgage	170,504,085	184,348,892	162,281,200	156,022,201	218,040,964
Installment loans to individuals	13,927,123	16,355,654	21,294,151	25,531,911	25,287,734
Total	$280,788,357	$265,490,391	$307,405,806	$325,139,522	$382,097,160

Loans increased approximately $15.3 million or 5.76% at December 31, 2004 as compared to December 31, 2003. Increases in real estate construction and commercial lending totaling approximately $31.5 million were offset by maturity and payoffs of real estate mortgages and consumer loans.

Loans decreased approximately $41.9 million or 13.63% in 2003 as compared to 2002. Decreases in the real estate construction portfolio, primarily due to the maturity and payoffs of construction loans in the Atlanta area that had been originated by BMFC, were offset by new residential mortgages and commercial real estate. Decreases also occurred in the commercial, financial and agricultural portfolio and in the consumer lending portfolio due to interest rate and economic pressures.

The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 2004.

LOAN MATURITY:	DUE IN ONE YEAR	DUE AFTER ONE THROUGH FIVE YEARS	DUE AFTER FIVE YEARS	TOTAL
Commercial, financial and agricultural	$12,942,660	$3,680,756	$49,894	$16,673,310
Real estate - construction	78,303,434	1,380,405	-	79,683,839
Real estate - mortgage	122,678,679	47,110,075	715,331	170,504,085
Installment loans to individuals	5,431,841	8,495,282	-	13,927,123
TOTAL	$219,356,614	$60,666,518	$765,225	$280,788,357

LOAN INTEREST RATE SENSITIVITY:
Loans with:
Predetermined interest rates	$42,165,305	$60,581,826	$765,225	$103,512,356
Floating or adjustable interest rates	177,191,309	84,692	-	177,276,001
TOTAL	$219,356,614	$60,666,518	$765,225	$280,788,357

NONPERFORMING ASSETS AND PAST DUE LOANS

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans, and other real estate owned.

The following table sets forth the totals of nonperforming assets, selected ratios, and accruing loans past due 90 days or more at December 31 for each of the last five years.

NONPERFORMING ASSETS:	2004	2003	2002	2001	2000

Accruing loans 90 days past due	$381,670	$503,954	$2,178,898	$3,031,122	$1,814,820
Nonaccrual	3,252,464	2,299,796	2,115,485	2,097,964	789,341
Restructured loans	119,031	26,217	492,064	689,510	709,787
Other real estate owned	1,289,880	2,634,673	3,197,020	4,685,704	1,579,245
Total nonperforming assets	$5,043,045	$5,464,640	$7,983,467	$10,504,300	$4,893,193

RATIOS:
Nonperforming loans (excluding restructured loans) to total loans	1.29%	1.06%	1.40%	1.58%	.68%

Nonperforming assets to total loans plus other real estate owned	1.79%	2.04%	2.57%	3.18%	1.28%
Allowance to nonperforming loans	96.84%	128.73%	73.82%	61.90%	96.24%

Nonperforming assets decreased approximately $422,000 or 7.72% from December 31, 2003 to December 31, 2004. The decrease was primarily due to decreases in other real estate owned and accruing loans 90 days past due of approximately $1,345,000 and $122,000, respectively, offset by increases in nonaccrual and restructured loans of approximately $953,000 and $93,000, respectively.

Most of the classifications of nonperforming assets decreased at December 31, 2003 compared to December 31, 2002 with the exception of nonaccrual loans. Accruing loans over 90 days past due at December 31, 2002 consisted primarily of twenty loans collateralized with residential properties which were moved into the other real estate or collected. At December 31, 2003, accruing loans 90 days past due consisted of five real estate secured loans of approximately $263,000 with the remainder in consumer and commercial loans of approximately $126,000 and $114,000, respectively.

The Company had impaired loans of $3,252,464 and $2,299,796 at December 31, 2004 and 2003, respectively. Impaired loans consist of loans on nonaccrual status. The increase is the net result of the following changes:

Balance at December 31, 2003	$2,299,796
Loans reclassified to non-accrual status	3,571,859
Payments received on non-accrual loans	(576,573)
Nonaccrual loans charged-off	(493,111)
Nonaccrual loans reclassified to other real estate	(706,735)
Nonaccrual loans reclassified to repossession	(5,000)
Nonaccrual loan reclassified back to accrual status	(837,772)
Balance at December 31, 2004	$3,252,464

The increase in loans on nonaccrual status during 2004 was primarily due to the movement of one loan collateralized by multi-family residential property of approximately $2,471,000 to nonaccrual status during December 2004. Other additions to loans on nonaccrual status consisted of loans secured by residential properties, consumer loans and commercial loans totaling approximately $939,000, $132,000 and $29,000, respectively.

The increase in loans on nonaccrual status during 2003 was primarily due to the movement of approximately $1,633,000 of loans collateralized by 1-4 family residential properties to nonaccrual status during 2003.

Restructured loans increased during 2004 due to the restructuring of two loans secured by residential real estate of approximately $119,000, offset by one loan of approximately $26,000 which was paid off.

Restructured loans decreased during 2003 due to the reclassification of one note of approximately $492,000 and one note of approximately $26,000 classified as a restructured loan.

The Company’s other real estate totaled $1.3 million and $2.6 million at December 31, 2004 and 2003, respectively. The decrease was primarily due to the sale of thirteen properties totaling approximately $2.1 million, offset by foreclosure of six mortgages secured by residential property of approximately $684,501 and additional expenses to complete construction of $112,508. At December 31, 2004, a reserve for other real estate totaling $30,000 was established. Our Other Real Estate Owned (“OREO”) procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value. The disposition value is the valuation used to place the property into OREO. Any difference between the disposition value and the loan balance is recommended for charge-off. Once the property is in OREO, the property is listed with a realtor to begin sales efforts.

During 2003, additions to other real estate of approximately $1.7 million were offset by sales of other real estate of approximately $2.2 million. At December 31, 2003, other real estate consisted of three properties of approximately $1.6 million which are secured by commercial real estate and thirteen properties of approximately $1 million which are secured by residential properties.

Accrual of interest is discontinued when either principal or interest becomes 90 days past due unless the loan is both well secured and in the process of collection, or in management's opinion, when reasonable doubt exists as to the full collection of interest or principal. Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $271,446, $217,088 and $298,461 in 2004, 2003 and 2002, respectively, compared with interest income recognized of $169,648, $113,450 and $91,914, respectively.

At December 31, 2004, the Company had no significant loans which management designated as potential problem loans which have not been disclosed above as nonaccrual or past due loans.

Habersham Bank held a concentration in mortgages for agribusiness purposes in the poultry industry which totaled approximately $5.9 million and $5.7 million at December 31, 2004 and 2003, or approximately 2.13% and 2.18% of total net loans at December 31, 2004 and 2003, respectively. These mortgages for agribusiness purposes are primarily secured by real estate consisting of residences, poultry houses, and equipment. None of the mortgages are considered individually significant. Habersham Bank held a concentration in commercial loans for the travel accommodation industry which total approximately $22 million and $19.7 million, or approximately 7.94% and 7.52% of total net loans at December 31, 2004 and 2003, respectively. These loans are primarily secured by commercial real estate.

INVESTMENT SECURITIES

The Company has classified its investment securities as available for sale and held to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 2004 approximately $70.3 million of investment securities were classified as available for sale. Approximately $34,805 of net unrealized loss, net of income taxes, was included in shareholders' equity related to available for sale investment securities.

The following table sets forth the carrying amounts of investment securities at December 31, 2004, 2003, and 2002.

	2004	2003	2002
Investment securities available for sale:
U.S. Treasury	$14,621,301	$14,667,221	$514,608
U.S. Government agencies	41,005,664	45,272,660	41,589,860
State & political subdivisions	14,017,690	12,194,882	12,011,458
Other investments	668,830	677,868	702,974
Total	$70,313,485	$72,812,631	$54,818,900
Investment securities held to maturity:
U.S. Government agencies	$144,900	$193,008	$248,840
State & political subdivisions	3,966,141	4,666,705	6,640,464
Total	$4,111,041	$4,859,713	$6,889,304

The following table sets forth the maturities of debt investment securities at carrying value at December 31, 2004 and the related weighted yields.

	MATURING IN
	ONE YEAR OR LESS	1-5 YEARS	5-10 YEARS	AFTER 10 YEARS
Investment securities available for sale:

Carrying value:
U.S. Treasury	$-	$1,734,694	$8,626,960	$4,259,647
U.S. Government agencies	-	691,628	4,809,525	35,504,511
State & political subdivisions	100,084	1,615,888	3,927,505	8,374,213

Weighted average yields:

U.S. Treasury	-%	3.32%	3.30%	3.96%
U.S. Government agencies	-%	3.50%	3.69%	4.44%
State & political subdivisions	4.40%	4.07%	4.63%	4.40%

Investment securities held to maturity:

Carrying value:
U.S. Government agencies	$-	$51,006	$73,363	$20,531
State & political subdivisions	375,294	1,312,893	1,059,391	1,218,563

Weighted average yields:
U.S. Government agencies	-%	6.25%	8.35%	5.90%
State & political subdivisions	4.87%	4.62%	4.66%	4.97%

No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's shareholders’ equity at December 31, 2004.

DERIVATIVE INSTRUMENTS

At December 31, 2003, other than a minimal amount of interest rate lock commitments to originate mortgage loans for resale, the Company did not have any derivative instruments.

During 2004, Habersham Bank entered into two interest rate swap agreements with Compass Bank to partially offset the interest rate risk associated with variable rate Federal Home Loan Bank (“FHLB”) borrowings. Each FHLB loan amount is $3 million with a quarterly adjustable rate set at 23 basis points above the three month LIBOR. The first swap contract was entered into during the second quarter and is for a 4.5% fixed rate on a $3 million notional amount. The swap matures on May 21, 2009. The second swap contract was entered into during the third quarter of 2004 and is for a 4.05% fixed rate on a $3 million notional amount. The swap matures on August 26, 2009.

At December 31, 2004, the swaps are being accounted for as cash flow hedges and the fair values are included in other comprehensive income, net of taxes. At December 31, 2004, Habersham Bank recorded a liability for approximately $123,000 to reflect the fair value of the swaps. No hedge ineffectiveness from these cash flow hedges was recognized in the consolidated statement of earnings.

Refer to Note 13 of the consolidated financial statements for a more complete description of the use of derivatives and hedging activities.

DEPOSITS

Average deposits decreased approximately $10.9 million and $40 million during 2004 and 2003, respectively.

The following table sets forth the average amount of deposits and average rate paid on such deposits for each category which exceeds 10% of average total deposits for the years ended December 31, 2004, 2003 and 2002.

	2004		2003		2002
	AVG. AMT		AVG. AMT		AVG. AMT
	OUTSTANDING	AVG RATE	OUTSTANDING	AVG RATE	OUTSTANDING	AVG RATE
Interest-bearing demand deposits	$64,767,791.66%		$57,534,840.62%		$53,770,339.92%
Saving deposits	10,079,223.24%		9,298,757.45%		7,947,215.80%
Noninterest-bearing demand deposits	43,795,027	n/a	39,691,635	n/a	36,264,247	n/a
Time deposits	165,829,698	2.59%	188,858,305	3.10%	237,423,845	3.90%
Total average deposits	$284,471,739		$295,383,537		$335,405,646

At December 31, 2004, time certificates of deposit of $100,000 or more totaled $67,878,559. The maturities of all time certificates of deposit over $100,000 are as follows:

3 months or less	$10,550,419
Over 3 but less than 6 months	22,233,435
Over 6 but not more than 12 months	15,256,871
Over 1 year but not more than 5 years	19,837,834
TOTAL	$67,878,559

BORROWINGS

Total borrowings decreased approximately $1.3 million during 2004 compared to 2003 primarily due to decreases in securities sold under repurchase agreements of approximately $7.5 million offset by increases in Federal Home Loan Bank advances of $6 million.

At December 31, 2004, the Company has a Daily Rate Credit line and a Warehouse line of credit with the Federal Home Loan Bank (“FHLB”) totaling $230,833,000 of which $36,000,000 was advanced and $194,833,000 was available. Both of these lines of credit have specific collateral agreements. The Daily Rate Credit line is secured by qualifying first mortgage loans, commercial loans, and pledged securities. The Warehouse line of credit is secured by qualifying first mortgage loans. Habersham Bank has both fixed rate advances and variable rate credit advances at December 31, 2004. The fixed rate advances outstanding at December 31, 2004 and 2003 consist of three fixed rate advances of $10,000,000 each that bear interest at 6.72%, 6.02% and 4.93% and mature in 2005, 2010 and 2011 (callable each year), respectively. During 2004, Habersham Bank entered into two $3 million variable rate credit advances with quarterly adjustable rates set at 23 basis points above the three month LIBOR with maturity dates of May and August of 2009.

At December 31, 2004, the Company had available repurchase agreement line of credit commitments with Compass Bank totaling $10,085,000 of which none was advanced. The Company also had available repurchase agreement line of credit commitments with the National Bank of Commerce totaling $1,667,000 at December 31, 2004 of which none was advanced.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2004, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2004, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2004 follow (in thousands):

					TO BE WELL CAPITALIZED UNDER
	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of December 31, 2004
Total Capital (to risk-weighted assets):
Company	$49,214	15.91%	$24,749	8%	N/A	N/A
Habersham Bank	46,840	15.24%	24,580	8%	$30,725	10%

Tier I Capital (to risk-weighted assets):
Company	$45,579	14.73%	$12,374	4%	N/A	N/A
Habersham Bank	43,205	14.06%	12,290	4%	$18,435	6%

Tier I Capital (to average assets):
Company	$45,579	11.62%	$15,689	4%	N/A	N/A
Habersham Bank	43,205	11.08%	15,591	4%	$19,488	5%

While management believes that the current level of capital is sufficient for the current and foreseeable needs of the Company, capital needs are continually evaluated by management.

Cash dividends were paid at a rate of $.07 per share in March, June, September and December of 2004, with a special dividend of $1.00 per share paid in May of 2004. The special dividend was paid in celebration of Habersham Bank’s 100th anniversary.

Cash dividends were paid at a rate of $.06 per share in March, June and September of 2003, with a special dividend of $1.00 per share paid in December of 2003. The special dividend was paid in celebration of Habersham Bank’s impending 100th anniversary and in light of the favorable tax treatment of dividend income under recent tax law changes.

Management is not aware of any required regulatory changes or any recommendation by any regulatory authority which will have a material effect on the Company's liquidity, capital or results of operations.

The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Bank to the Company in any year will exceed 50% of the net earnings of the Bank for the previous calendar year. As of December 31, 2004, the Bank could declare dividends to the Company up to approximately $1,572,000 without regulatory approval.

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

INTEREST RATE SENSITIVITY ANALYSIS

INTEREST-EARNING ASSETS:	DUE IN THREE MONTHS	DUE AFTER THREE THROUGH SIX MONTHS	DUE AFTER SIX THROUGH TWELVE MONTHS	DUE AFTER ONE THROUGH FIVE YEARS	DUE AFTER FIVE YEARS	TOTAL

Investment securities	$375,390	$136,532	$13,552	$5,901,257	$67,997,795	$74,424,526
Loans	180,643,451	13,722,212	24,990,951	60,666,518	765,225	280,788,357
Total interest-earning assets	181,018,841	13,858,744	25,004,503	66,567,775	68,763,020	355,212,883

INTEREST-BEARING LIABILITIES:

Deposits:
Money market and NOW	66,381,857	-	-	-	-	66,381,857
Savings	10,516,549	-	-	-	-	10,516,549
Certificates of deposit	25,204,618	57,558,006	34,641,970	54,307,217	30,601	171,742,412
Borrowings	5,620,667	10,000,000	-	6,000,000	20,000,000	41,620,667
Total interest-bearing liabilities	107,723,691	67,558,006	34,641,970	60,307,217	20,030,601	290,261,485

Excess (deficiency) of interest-earning assets over interest- bearing liabilities	$73,295,150	$(53,699,262)	$(9,637,467)	$6,260,558	$48,732,419	$64,951,398

Cumulative gap	$73,295,150	$19,595,888	$9,958,421	$16,218,979	$64,951,398

Ratio of cumulative gap to
total cumulative earning- assets	40.49%	10.06%	4.53%	5.66%	18.29%
Ratio of interest-earning
assets to interest-bearing liabilities	168.04%	111.18%	104.74%	106.00%	122.38%

The Company’s strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 80% to 120% at the less-than one-year-time frame. At December 31, 2004, the Company was able to meet such objective. The interest rate sensitivity analysis has a positive one-year gap of approximately $9.9 million (excess of interest-earning assets to interest-bearing liabilities repricing within one year). The Company’s experience has shown that NOW, money market, and savings deposits of approximately $76.9 million are less sensitive to short term rate movements.

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

The table below presents in tabular form the contractual balances and the estimated fair value of the Company’s balance sheet fixed rate financial instruments and their expected maturity dates as of December 31, 2004. Variable rate financial instruments are presented at their next rate change date. The expected maturity categories take into consideration historical prepayments experience as well as management’s expectations based on the interest rate environment as of December 31, 2004.

MARKET RISK INFORMATION (in thousands)
	Principal/Notional Amount Maturing in:
	2005	2006	2007	2008	2009	Thereafter	Total	Fair Value
Rate-sensitive assets:
Fixed interest rate loans	$42,165	$40,804	$12,335	$5,241	$2,202	$765	$103,512	$103,299
Average interest rate	6.41%	6.37%	6.96%	7.00%	6.30%	8.50%	6.50%

Variable interest rate loans	177,191	-	85	-	-	-	177,276	177,276
Average interest rate	5.92%	-%	5.92%	-%	-%	-%	5.92%

Fixed interest rate securities	475	310	1,442	1,811	1,844	66,836	72,718	72,976
Average interest rate	4.77%	3.93%	3.99%	4.02%	3.74%	4.24%	4.22%

Variable interest rate securities	50	-	-	495	-	493	1,038	1,039
Average interest rate	3.53%	-%	-%	4.03%	-%	4.00%	3.99%

Rate-sensitive liabilities:
Savings and interest-bearing deposits	76,898	-	-	-	-	-	76,898	76,898
Average interest rate	.41%	-%	-%	-%	-%	-%	.41%

Fixed interest rate time deposits	117,387	26,740	14,234	12,064	1,286	31	171,742	172,642
Average interest rate	2.26%	3.90%	3.28%	3.65%	4.17%	2.84%	2.71%

Fixed interest rate Borrowings	10,000	-	-	-	-	20,000	30,000	31,834
Average interest rate	6.72%	-%	-%	-%	-%	5.48%	5.89%

Variable interest rate borrowings	5,621	-	-	-	6,000	-	11,621	11,743
Average interest rate	1.06%	-%	-%	-%	2.59%	-%	1.85%

Equity securities of $750,000 are subject to changes in market values.

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

The Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30,000,000. At December 31, 2004, federal funds purchased from other financial institutions total $547,000. The Company can borrow funds from the FHLB, subject to eligible collateral of loans. At December 31, 2004, our maximum borrowing capacity from the FHLB was $230,833,000 and the Company had outstanding borrowings of $36,000,000 leaving available unused borrowing capacity of $194,833,000. In addition, the Company has made arrangements with commercial banks for short-term advances up to $11,752,000 under repurchase agreement lines of credit of which none was advanced at December 31, 2004.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayment of loans are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Habersham Bank's liquidity policy requires a minimum ratio of 20% of cash and certain short-term investments to net withdrawable deposit accounts. The Bank’s liquidity ratios at December 31, 2004 and 2003 were 28.30% and 33.50%, respectively.

OFF-BALANCE SHEET COMMITMENTS AND CONTRACTUAL OBLIGATIONS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case by case basis. At December 31, 2004, the Company had outstanding loan commitments approximating $57,125,000 and standby letters of credit approximating $8,522,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

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

	2005	2006	2007	2008	2009

Commitments to fund loans held for sale	$2,860,101	-	-	-	-
Commitments on lines of credit	54,264 899	-	-	-	-
Standby letters of credit	8,522,309	-	-	-	-
Commitments under lease agreements	292,545	284,329	259,597	240,481	191,549
Deposits	238,602,239	26,740,549	14,234,179	12,063,789	1,316,465
FHLB advances	10,000,000	-	-	-	6,000,000
Short-term borrowings	786,036	-	-	-	-
Federal funds purchased and securities sold under repurchased agreements	4,834,631	-	-	-	-
Total commitments and contractual obligations	$320,162,760	$27,024,878	$14,493,776	$12,304,270	$7,508,014

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

Item 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of the Company and subsidiaries as of December 31, 2004 and 2003, the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income, and cash flows and notes to the consolidated financial statements for each of the years in the three year period ended December 31, 2004, the report issued thereon by the Company’s independent auditors and quarterly financial data (unaudited) are incorporated herein by reference to the Company’s 2004 Annual Report to Shareholders and are attached as Exhibit 13 hereto.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls during the last fiscal quarter of 2004, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has a Code of Ethics that applies to its senior management, including its Chief Executive Officer, Chief Financial Officer and Comptroller. See Exhibit 14 hereto.

Additional information concerning the Company's directors and executive officers appears in the Proxy Statement under the headings "Election of Directors-Nominees,” -“Compliance with Section 16(a) of the Exchange Act” and "Executive Officers" and is incorporated by reference herein.

Item l1. EXECUTIVE COMPENSATION

Additional information concerning the compensation of the Company's management appears in the Proxy Statement under the headings "Executive Compensation" and “Election of Directors - Compensation of Directors” and is incorporated by reference herein.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER Matters

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2004.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	314,500	$19.41	396,549
Equity compensation plans not approved by security holders	0	0	0
Total	314,500	$19.41	396,549

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Audit Committee Matters - Audit Fees” and is incorporated herein by reference.

PART IV

Item 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

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

Exhibit No.	Document

3.1	Amended and restated Articles of Incorporation of Habersham Bancorp, as amended by amendment dated April 16, 1988 (1) and further amended by amendment dated April 15, 2000 (2)

3.2	By-laws of Habersham Bancorp, as amended by resolutions dated January 29, 2000

10.1*	Habersham Bancorp Savings Investment Plan, as amended and restated March 17, 1990, and the related Trust Agreements, as amended March 17, 1990. (3)

10.2	Form of Director Supplemental Retirement Plan Agreement and Split Dollar Endorsement, with summary of terms specific to each director.

10.3*	Habersham Bancorp Outside Directors Stock Option Plan (4), as amended January 17, 2004. (5)

10.3(a)*	Form of option agreement under Habersham Bancorp Outside Directors Stock Option Plan.

10.4*	Habersham Bancorp 1996 Incentive Stock Option Plan, as amended by the First Amendment thereto dated January 29, 2000. (6)

10.4(a)*	Form of incentive stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan.

10.4(b)*	Form of non-qualified stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan.

10.5*	Form of Split Dollar Agreement and Collateral Assignment dated January 1, 1991, with summary of terms applicable to Mr. Ariail and Mr. Stovall.

13.0	Financial statements and notes thereto contained in the Habersham Bancorp 2004 Annual Report and quarterly financial data (unaudited).

14.0	Code of Ethics. (8)

21.0	Subsidiaries of Habersham Bancorp. (8)

23.1	Consent of Porter Keadle Moore, LLP

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.0	Report of Independent Registered Public Accounting Firm.

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

(4)    Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31,1994 (File No. 0-13153).

(5)    Incorporated by reference to Appendix B to the Registrant’s 2004 Proxy Statement for its Annual Meeting of Shareholders filed on Schedule 14A (File No. 0-13153).

(6)    Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-13153).

(7)    Incorporated herein by reference to Appendix A to the Registrant’s 2000 Proxy Statement for its Annual Meeting of Shareholders filed on Schedule 14A (File No. 0-13153).

(8)    Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13153).

* Indicates the Registrant’s plans, management contracts and compensatory arrangements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HABERSHAM BANCORP (Registrant)

/s/ David D. Stovall	Date: March 30, 2005
By: Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Arrendale, III	Chairman of the Board and Director	March 30, 2005

/s/ David D. Stovall	Director, President and Chief Executive Officer *	March 30, 2005

/s/ Edward D. Ariail	Director, Vice President and Corporate Secretary	March 30, 2005

/s/ Michael C. Martin	Director	March 30, 2005

/s/ James A. Stapleton, Jr.	Director	March 30, 2005

/s/ Calvin R. Wilbanks	Director	March 30, 2005

/s/ Michael L. Owen	Director	March 30, 2005

/s/ Annette Banks	Vice President and Chief Financial Officer **	March 30, 2005

* Principal executive officer.
** Principal financial and accounting officer.

EXHIBIT INDEX
Exhibit No.                          Document

3.1	Amended and restated Articles of Incorporation of Habersham Bancorp, as amended by amendment dated April 16, 1998 (1) and as further amended by amendment dated April 15, 2000. (2)

3.2	By-laws of Habersham Bancorp, as amended by resolutions dated January 29,2000

10.1*	Habersham Bancorp Savings Investment Plan, as amended and restated March 17, 1990, and the related Trust Agreements, as amended March 17, 1990. (3)

10.2*	Form of Director Supplemental Retirement Plan Agreement and Split Dollar Endorsement, with summary of terms specific to each director.

10.3*	Habersham Bancorp Outside Directors Stock Plan (4), as amended January 17, 2004. (5)

10.3(a)*	Form of option agreement under Habersham Bancorp Outside Directors Stock Option Plan.

10.4*	Habersham Bancorp 1996 Incentive Stock Option Plan, (6) as amended by the First Amendment thereto dated January 29, 2000. (7)

10.4(a)*	Form of incentive stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan.

10.4(b)*	Form of non-qualified stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan.

10.5*	Form of Split Dollar Agreement and Collateral Assignment dated January 1,1991, with summary of terms applicable to Mr. Ariail and Mr. Stovall.

13.0	Financial statements and notes thereto contained in the Habersham Bancorp 2004 Annual Report and quarterly financial data.

14.0	Code of Ethics. (8)

21.0	Subsidiaries of Habersham Bancorp (8)

23.1	Consent of Porter Keadle Moore, LLP

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.0	Report of Independent Registered Public Accounting Firm

(1)	Incorporated herein by reference to exhibit 3(a) in Amendment No. 1 to Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915).

(2)	Incorporated herein by reference to exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13153).

(3)	Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-K for the year ended December 31, 1989 (File No. 0-13153).

(4)	Incorporated herein by reference to exhibit of same number in the Registrant's Annual Report on Form 10-KSB for the year ended December 31,1994 (File No. 0-13153).

(5)	Incorporated by reference to Appendix B to the Registrant’s 2004 Proxy Statement for its Annual Meeting of Shareholders filed on Schedule 14A (File No. 0-13153).

(6)	Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-KSB for the year ended December 31, 1995 (File No. 0-13153).

(7)	Incorporated herein by reference to Appendix A to the Registrant’s 2000 Proxy Statement for its Annual Meeting of Shareholders filed on Schedule 14A (File No. 0-13153).

(8)	Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13153).

* Indicates the Registrant’s plans, management contracts and compensatory arrangements.