Form 10-Q
period 2005-03-31
HABERSHAM BANCORP
filed 2005-05-16
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2005

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

2,901,692 shares, common stock, $1.00 par value, as of April 30, 2005

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	MARCH 31, 2005	DECEMBER 31, 2004

Cash and due from banks	$9,666	$9,559
Federal funds sold	10,468	-
Total cash and cash equivalents	20,134	9,559

Investment securities available for sale (cost of $73,188 at March 31, 2005 and $70,366 at December 31, 2004)	72,251	70,313
Investment securities held to maturity (estimated fair value of $4,035 at March 31, 2005 and $4,371 at December 31, 2004)	3,827	4,111
Other investments	3,092	2,469

Loans held for sale	1,210	1,062

Loans	273,882	280,772
Less allowance for loan losses	(3,759)	(3,635)
Loans, net	270,123	277,137

Goodwill	2,489	2,489
Other assets	22,210	18,793
TOTAL ASSETS	$395,336	$385,933

LIABILITIES
Noninterest-bearing deposits	$49,349	$44,316
Interest-bearing deposits	249,148	248,641
Total deposits	298,497	292,957

Short-term borrowings	795	786

Federal funds purchased and securities sold under repurchase agreements	8,637	4,835
Federal Home Loan Bank Advances	36,000	36,000
Other liabilities	3,395	3,349
TOTAL LIABILITIES	347,324	337,927

STOCKOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,901,692 shares issued at March 31, 2005 and 2,900,192 shares issued at December 31, 2004	2,901	2,900
Additional paid-in capital	14,577	14,561
Retained earnings	31,135	30,661
Accumulated other comprehensive (loss) income	(601)	(116)
TOTAL STOCKHOLDERS’ EQUITY	48,012	48,006

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$395,336	$385,933

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Uaudited) For the Three-Month Periods Ended March 31, 2005 and 2004
(dollars in thousands, except per share amounts)

	2005	2004
INTEREST INCOME
Loan interest and fees on loans	$4,692	$4,235
Taxable investment securities	591	601
Tax exempt securities	193	188
Federal funds sold	49	4
Other	38	32
TOTAL INTEREST INCOME	5,563	5,060

INTEREST EXPENSE
Time deposits, $100,000 and over	385	417
Other deposits	931	803
Short-term and other borrowings, primarily FHLB advances	537	447
TOTAL INTEREST EXPENSE	1,853	1,667

NET INTEREST INCOME	3,710	3,393
Provision for loan losses	120	162

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,590	3,231

NONINTEREST INCOME
Mortgage origination income	232	185
Service charges on deposits	152	171
Other service charges and commissions	39	43
Investment securities (losses) gains, net	(17)	31
Gain on sale of other investments	-	18
Other income	401	350
Total noninterest income	807	798

NONINTEREST EXPENSE
Salary and employee benefits	1,944	2,054
Occupancy	464	434
Computer services	93	100
General and administrative expense	923	1,018
Total noninterest expense	3,424	3,606

EARNINGS BEFORE INCOME TAXES	973	423
Income tax expense	267	64
NET EARNINGS	706	359

NET EARNINGS PER COMMON SHARE - BASIC	$.24	$.13
NET EARNINGS PER COMMON SHARE - DILUTED	$.24	$.12

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,900,942	2,872,234
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,932,234	2,939,885

Dividends per share	$.08	$.07

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three-Month Periods Ended March 31, 2005 and 2004
(dollars in thousands)

	2005	2004

NET EARNINGS	$706	$359

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding (losses) gains on investment securities available for sale arising during the period	(901)	812

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	149	-

Reclassification adjustment for (gains) losses on investment securities available for sale	17	(31)

Total other comprehensive income (loss), before tax	(735)	781

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:
Unrealized holding (losses) gains on investment securities available for sale arising during the period	306	(276)

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(50)	-

Reclassification adjustment for (gains) losses on investment securities available for sale	(6)	10

Total income taxes related to other comprehensive income (loss)	250	(266)

Total other comprehensive (loss) income, net of tax	(485)	515

Total comprehensive (loss) income	$221	$874

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 2005 and 2004
(dollars in thousands)

	2005	2004

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$205	$2,025

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	1,982	2,716
Proceeds from sale and call	468	5,368
Purchases	(5,371)	(5,127)
Investment securities held to maturity:
Proceeds from maturity	11	110
Proceeds from call	275	-
Other investments:
Proceeds from sale	-	45
Purchases	(623)	-
Net (increase) decrease in loans	4,366	5,965
Purchases of premises and equipment	(185)	(233)
Proceeds from sale of other real estate	310	186
Net cash provided by investing activities	1,233	9,030

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease)in deposits	5,540	(1,735)
Net increase (decrease) in short-term borrowings	9	(6)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	3,802	(4,204)
Issuance of common stock	18	77
Cash dividends paid	(232)	(201)
Net cash provided by (used in) financing activities	9,137	(6,069)

Increase (decrease) in cash and cash equivalents	10,575	(4,986)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	9,559	8,381
CASH AND CASH EQUIVALENTS: END OF PERIOD	$20,134	$13,367

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Other real estate acquired through loan foreclosures	$2,528	$611
Change in components of other comprehensive income	(485)	515

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The condensed consolidated financial statements included herein should be read in conjunction with the Company's 2004 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004.

2.	Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company has consistently followed those policies in preparing this report.

3.	Other Comprehensive Income

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges. Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity. At March 31, 2005, fair value of the available for sale investment securities decreased approximately $884,000 when compared to the fair value at December 31, 2004. The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased approximately $584,000. These changes were the results of movements in the bond market as it responds to interest rate changes in the market. At March 31, 2005, fair value of the cash flow hedges increased approximately $149,000 when compared to the fair value at December 31, 2004. The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also increased approximately $99,000.

4.	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effect of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three-month periods ended March 31, 2005 and 2004, is as follows:

	Three Months ended
	March 31,
	2005	2004

Net earnings	$706,076	$359,052

Weighted average common shares outstanding	2,900,942	2,872,234

Shares issued from assumed exercise of common stock equivalents	31,292	67,651

Weighted average number of common and common equivalent shares outstanding	2,932,234	2,939,885
Basic	$.24	$.13

Diluted	$.24	$.12

5.	Stock Option Plans

On April 16, 2005, at the annual meeting, the shareholders approved adoption of the Habersham Bancorp 2005 Stock Option Plan (the “Stock Option Plan”). The Board of Directors has reserved 400,000 shares of common stock for issuance under awards that may be made to eligible officers and employees of the Company and its affiliates. Stock options granted under this plan may be incentive stock options or nonqualified stock options. The exercise price on incentive stock options granted under the Stock Option Plan may not be less than the fair market value of the common stock on the date of the grant. The term of an incentive stock option generally may not exceed ten years from the date of grant.

On April 16, 2005, at the annual meeting, the shareholders approved adoption of the Habersham Bancorp Outside Directors Stock Option Plan (the “Directors Plan”). The Board of Directors had previously adopted a stock options plan, also named the Habersham Bancorp Outside Directors Stock Option Plan, with an effective date of January 21, 1995. The 1995 Plan expired on January 20, 2005. The Directors Plan is meant to supersede in its entirety the 1995 Directors Plan. The Board of Directors has reserved 350,000 shares of common stock for issuance under awards made to directors of the Company and its affiliates who are not employed by the Company or any of its affiliates. The options will be exercisable at a price equal to the fair market value of the Company’s common stock as of the date of grant. All options granted under the Directors Plan will be immediately vested but may not be exercised until six months following the date of grant. Each option remains exercisable until the earlier of: (1) the fifth anniversary of the date on which it was granted; (2) the date the optionee ceases to be a director of either the Company or any affiliate, except as a result of death; or (3) the first anniversary of the optionee’s date of death.

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
Earnings for the first quarter of 2005 were primarily impacted by increases on loan yields moving in response to prime rate increases. Revenue growth of 8.74% and a reduction in noninterest expenses during the first quarter of 2005 when compared to first quarter 2004 resulted in an improved overhead efficiency ratio.

Total assets increased approximately $9 million during the first quarter of 2005. Increases in the total deposit portfolio, primarily in noninterest bearing deposits, and in other borrowings of approximately $6 million and $4 million, respectively, combined with decreases in the loan portfolio resulted in excess cash held in federal funds sold at the end of the first quarter of 2005. The decreases in the loan portfolio occurred toward the end of March and did not significantly impact interest income for the first quarter. The interest rate margin improved for the first quarter of 2005 when compared to the first quarter of 2004 as result of the items discussed above.

Decreases in personnel costs and other operating expenses of approximately 5.05% for the first quarter of 2005 over the first quarter of 2004 were the result of expense control measures for 2005.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing and saving habits; (6) risks involved in making and integrating acquisitions; (7) the ability to increase market share and control expenses; (8) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (9) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (10) changes in the Company’s organization, compensation and benefit plans; (11) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (12) the success of the Company at managing the risks involved in the foregoing.

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

Material Changes in Financial Condition

The Company’s total assets increased $9 million, to $395 million at March 31, 2005 from $386 million at December 31, 2004.

Increases in federal funds sold, investment securities and other investments, and other real estate of approximately $10 million, $2.3 million and $2.2 million, respectively, were offset by decreases in the loan portfolio of approximately $6.9 million. These increases were funded by increases in the deposit portfolio and in short-term borrowings of approximately $5.5 million and $3.8 million, respectively.

During the first quarter of 2005, decreases in the real estate and consumer loan portfolios totaled approximately $9.4 million and $500,000, respectively, offset by increases in the commercial loan portfolio of approximately $3 million. The decrease in the real estate portfolio primarily resulted from pay-offs of several large loans and the foreclosure of one loan secured by commercial real estate for approximately $2.5 million.

Purchases of investment securities during the first quarter of 2005 totaled approximately $5.4 million, offset by maturities and calls of approximately $2.7 million. Other investments increased approximately $600,000 with the purchase of stock in Peach State Bank and Trust, a de novo bank located Gainesville, GA.

The increase in other real estate primarily was the result of the foreclosure of a commercial real estate loan of approximately $2.5 million during the first quarter of 2005 offset by sales of approximately $310,000.

The deposit portfolio increase of approximately $5.5 million occurred primarily in the non-interest bearing deposit portfolio for approximately $5 million of the increase with the remainder occurring in the NOW and money market deposit accounts.

Borrowings increased approximately $3.8 million during the first quarter of 2005 primarily in the repurchase sweep portfolio.

Material Changes in Results of Operations

Total interest income for the first quarter of 2005 increased $503,000 or 9.94% when compared to the first quarter of 2004 primarily due to increases in loan interest and fees on loans. This increase is primarily the result of the average loan portfolio for the first quarter of 2005 increasing approximately $19 million or 7.45% when compared to average loan portfolio for the first quarter of 2004. The average yield on loans increased during the first quarter of 2005 to 6.82% compared to an average yield of 6.51% for the first quarter of 2004. Interest income from federal funds sold increased approximately $45,000 for the first quarter of 2005 when compared to the first quarter of 2004 primarily due to increases in the average balances of approximately $5 million. Average yields on federal funds sold increased to 2.33% for the first quarter of 2005 when compared to .91% for the first quarter of 2004.

Total interest expense for the first quarter of 2005 increased $186,000 or 11.16%, when compared to the first quarter of 2004. Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each. Average deposit balances increased approximately $24.5 million when comparing first quarter of 2005 to first quarter 2004. The increase of $24.5 million includes approximately $5.4 million in non-interest bearing balances in regular demand deposit accounts. The average rate paid on the deposit portfolios for the first quarter of 2005 increased to 2.08% from 2.04% when compared to first quarter of 2004. Average borrowing balances increased approximately $3.2 million when comparing first quarter of 2005 to first quarter of 2004. Average interest rates paid on borrowings was 4.83% for the first quarter of 2005 compared to 4.55% for the first quarter of 2004.

Net interest income increased approximately $317,000 or 9.34%, for the first quarter of 2005 as compared to the first quarter of 2004 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning-assets, was 4.13% for the first quarter of 2005 compared to 3.96% for the first quarter of 2004.

Noninterest income increased $9,000 or 1.13% for the first quarter of 2005 over the same period in 2004. The mortgage origination income increase was primarily due to an increase in the average volume of activity in the mortgage held for sale portfolio when comparing first quarter of 2005 to first quarter 2004. Increases in other income occurred in the cash surrender value for key man insurance, Master Money Card income and safe deposit box rent of approximately $28,000, $11,000 and $11,000, respectively. Decreases occurring in service charges on deposits and other service charges of approximately $19,000 and $4,000 resulted from lower average balances in NSF checks presented for payment and in overdraft balances when comparing first quarter 2005 to first quarter 2004.

Noninterest expense decreased $182,000 or 5.05% for the first quarter of 2005 over the same period in 2004. These decreases were primarily due to decreases in salary and employee benefits and general and administrative expenses of approximately $110,000 and $95,000, respectively, due to a decrease in the total number of employees. Expense control has been a major focus during the first quarter of 2005 resulting in lower general and administrative costs.

Income tax expense for the three months ended March 31, 2005 and 2004 was $267,000 and $64,000, respectively. The effective tax rate for the first quarter of 2005 and 2004 was 27.44% and 15.13%, respectively. Tax-exempt income on investment securities in municipal bonds was 19.87% of pre-tax income for the first quarter of 2005 when compared to 44.40% for the first quarter of 2004.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity.  Cash flows adequate to support a repayment schedule are an element considered for all loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at March 31, 2005 was $8.4 million which does not pose a significant risk to the Company.

A provision for loan losses in the amount of $120,000 was charged to expense for the quarter ended March 31, 2005 compared to $162,000 for the quarter ended March 31, 2004. A decrease in the provision for loan losses expense was determined to be appropriate due to the decrease in the loan portfolio balances in real estate secured loans. The net recoveries for the first quarter of 2005 totaled approximately $3,919 compared to net charge-offs of $238,000 for the first quarter of 2004. During the first quarter of 2005, charge-offs of commercial and consumer loans totaled approximately $6,314, and $41,201, respectively, offset by recoveries of consumer, commercial, and real estate secured loans of $33,138, $13,348, and $4,949, respectively. At March 31, 2005 and December 31, 2004, the ratio of the allowance for loan losses to total loans was 1.37% and 1.29%, respectively.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes non-performing assets:

	March 31, 2005	December 31, 2004
Accruing loans 90 days past due	$540,612	$381,670
Non-accrual loans	651,159	3,252,464
Other real estate	3,483,590	1,289,880
Restructured loans	137,806	119,031
Total non-performing assets	$4,813,167	$5,043,045

Nonperforming assets decreased approximately $230,000 or 4.56% from December 31, 2004 to March 31, 2005.

New loans classified as 90 days past due totaled $536,856 were offset by charge-offs of $14,302 and payments or payoffs of $363,612. Loans past due 90 days consist of nine loans secured by real estate, three commercial loans and twelve consumer loans of approximately $476,000, $30,000 and $35,000, respectively.

Impaired loans consist of loans on non-accrual status. The decrease is the net result of the following changes:

Balance at December 31, 2004	$3,252,464
Loans reclassified to non-accrual status in 2005	105,968
Payments received on non-accrual loans during 2005	(21,658)
Non-accrual loans charged-off during 2005	(16,119)
Non-accrual loans reclassified to other real estate	(2,526,476)
Non-accrual loans reclassified to accrual status in 2005	(143,020)
Balance at March 31, 2005	$651,159

Additions to loans on non-accrual status consisted of three real estate secured loans totaling approximately $95,000 and one commercial loan of approximately $11,000. The interest income recognized on such loans for the three-month periods ended March 31, 2005 and 2004 was not material.

The Company’s other real estate consists of nine properties totaling $3,483,590 at March 31, 2005 and eleven properties totaling $1,289,880 at December 31, 2004. The increase was primarily due to the foreclosure of one commercial loan collateralized by a multi-family residential property totaling approximately $2,470,498 and one loan collateralized by residential real estate totaling $55,000 during the first quarter of 2005 offset by the sale of four properties totaling $309,572. The multi-family residential property has an appraised value of $2.6 million and is being actively marketed.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At March 31, 2005, the Company had no federal funds purchased. Presently, the Company has made arrangements with commercial banks for short-term advances up to $9,140,000 under a repurchase agreement line of credit of which none was advanced at March 31, 2005. The Company has approximately $ 8.6 million outstanding in commercial sweep accounts at March 31, 2005. In addition, the Company has a total available line of $230,833,000, subject to available collateral, from the Federal Home Loan Bank. The Company has $36 million in advances on this line at March 31, 2005.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at March 31, 2005 and 2004 were 27.89% and 35.95%, respectively.

At March 31, 2005 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company’s and the Bank’s ratios at March 31, 2005 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	13.96%	14.80%
Total Capital	15.18%	16.01%
Leverage	10.96%	11.65%

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2005, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2004. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10K.

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

PART II

OTHER INFORMATION

Item 1. Legal proceedings.
None

Item 2. Changes in securities, use of proceeds and issuer purchases of equity securities.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the first quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2005	0	0	0	0
February 1 through February 28, 2005	0	0	0	0
March 1 through March 31, 2005	0	0	0	0
Total	0	0	0	0

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

10.1*   Habersham Bancorp 2005 Stock Option Plan (incorporated by reference to Appendix A to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2005 Annual Meeting of Shareholders).

10.2    Habersham Bancorp Outside Directors Stock Option Plan (incorporated by reference to Appendix B to the Registrant’s Definitive Proxy Statement on Schedule 14A for its 2005 Annual Meeting of Shareholders).

31.1     Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2     Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32        Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates a management compensatory plan or agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HABERSHAM BANCORP
(Registrant)

Date May 16, 2005	/S/ Annette Banks
Chief Financial Officer
(for the Registrant and as the
Registrant’s principal financial and
accounting officer)