Form 10-Q
period 2005-06-30
HABERSHAM BANCORP
filed 2005-08-10
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2005

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

2,901,692 shares, common stock, $1.00 par value, as of July 31, 2005

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	June 30, 2005	DECEMBER 31, 2004

Cash and due from banks	$10,594	$9,559
Federal funds sold	6,783	-
Total cash and cash equivalents	17,377	9,559

Investment securities available for sale (amortized cost of $75,377 at June 30, 2005 And $70,366 at December 31, 2004)	75,100	70,313
Investment securities held to maturity (estimated fair value of $3,923 at June 30, 2005 and $4,371 at December 31, 2004)	3,722	4,111
Other investments	2,957	2,469

Loans held for sale	1,815	1,062

Loans	285,161	280,772
Less allowance for loan losses	(3,836)	(3,635)
Loans, net	281,325	277,137

Goodwill	2,489	2,489
Other assets	21,255	18,793
TOTAL ASSETS	$406,040	$385,933

LIABILITIES
Noninterest-bearing deposits	$59,141	$44,316
Interest-bearing deposits	252,835	248,641
Total deposits	311,976	292,957

Short-term borrowings	597	786
Federal funds purchased and securities sold under repurchase agreements	8,114	4,835
Federal Home Loan Bank Advances	33,000	36,000
Other liabilities	3,345	3,349
TOTAL LIABILITIES	357,032	337,927

STOCKOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,901,692 shares issued at June 30, 2005 and 2,900,192 shares issued at December 31, 2004	2,902	2,900
Additional paid-in capital	14,577	14,561
Retained earnings	31,754	30,661
Accumulated other comprehensive(loss)income	(225)	(116)
TOTAL STOCKHOLDERS’ EQUITY	49,008	48,006
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$406,040	$385,933

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Uaudited) For the Three- and Six-Month Periods Ended June 30, 2005 and 2004
(dollars in thousands, except per share amounts)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$5,104	$4,311	$9,796	$8,573
Taxable investment securities	581	559	1,172	1,159
Tax exempt investment securities	199	182	392	370
Federal funds sold	68	3	117	7
Other	41	25	79	57
TOTAL INTEREST INCOME	5,993	5,080	11,556	10,166

INTEREST EXPENSE
Time deposits, $100,000 and over	473	378	858	795
Other deposits	966	738	1,897	1,517
Short-term and other borrowings, primarily
FHLB advances	509	508	1,046	979
TOTAL INTEREST EXPENSE	1,948	1,624	3,801	3,291

NET INTEREST EARNINGS	4,045	3,456	7,755	6,875
Provision for loan losses	120	120	240	283

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,925	3,336	7,515	6,592

NONINTEREST INCOME
Mortgage origination income	152	279	384	464
Service charges on deposits	161	175	313	346
Other service charges and commissions	37	45	76	88
Investment securities (losses) gains, net	(13)	7	(30)	38
Gain on sale of other investments	-	-	-	18
Gain on sale of land	-	879	-	879
Other income	397	361	798	712
Total noninterest income	734	1,746	1,541	2,545

NONINTEREST EXPENSE
Salary and employee benefits	2,017	2,132	3,961	4,187
Occupancy	475	489	939	923
Computer services	118	110	211	210
General and administrative expense	878	1,222	1,801	2,265
Total noninterest expense	3,488	3,953	6,912	7,585

EARNINGS BEFORE INCOME TAXES	1,171	1,129	2,144	1,552
Income tax expense	320	327	587	391
NET EARNINGS	$851	$802	$1,557	$1,161

NET EARNINGS PER COMMON SHARE - BASIC	$.29	$.28	$.54	$.40
NET EARNINGS PER COMMON SHARE - DILUTED	$.29	$.27	$.53	$.39

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,901,692	2,890,417	2,901,319	2,881,326
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,939,111	2,954,934	2,935,675	2,947,410

DIVIDENDS PER COMMON SHARE	$.08	$1.07	$.16	$1.14

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three- and Six-Month Periods Ended June 30, 2005 and 2004
(dollars in thousands)

	Three Months ended June 30,		Six Months ended June 30,
	2005	2004	2005	2004

NET EARNINGS	$851	$802	$1,557	$1,161

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX: Unrealized holding (losses) gains on investment securities available for sale arising during the period	647	(2,738)	(254)	(1,926)

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during period	(90)	(40)	59	(40)

Reclassification adjustment for (gains) losses on investment securities available for sale	13	(7)	30	(38)

Total other comprehensive income (loss), before tax	570	(2,785)	(165)	(2,004)

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:
Unrealized holding (losses) gains on investment securities available for sale arising during the period	(220)	931	86	654

Unrealized holding gains (losses) on derivative financial instruments classified as cash flowhedges, arising during period	30	14	(20)	14

Reclassification adjustment for (gains) losses on investment securities available for sale	(4)	2	(10)	13

Total income taxes related to other comprehensive income (loss)	(194)	947	56	681

Total other comprehensive (loss) income, net of tax	376	(1,838)	(109)	(1,323)

Total comprehensive (loss) income	$1,227	$(1,036)	$1,448	$(162)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 2005 and 2004
(dollars in thousands)
	2005	2004

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$852	$3,272

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	5,230	7,144
Proceeds from sales and calls	1,471	9,048
Purchases	(11,948)	(12,532)
Investment securities held to maturity:
Proceeds from maturity	118	424
Proceeds from calls	275	-
Other investments:
Proceeds from sales	450	45
Purchases of other investments	(938)	(400)
Net increase in loans	(6,452)	(9,861)
Proceeds from sale of land	-	945
Purchases of premises and equipment	(289)	(655)
Proceeds from sale of other real estate	386	1,067
Net additions to other real estate	-	(84)
Net cash used by investing activities	(11,697)	(4,859)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	19,019	(4,409)
Net increase (decrease) in short-term borrowings	(189)	183
Net increase in federal funds purchased and securities sold under repurchase agreements	3,279	2,522
Proceeds from FHLB advances	7,000	8,000
Repayment of FHLB advances	(10,000)	-
Issuance of common stock	18	242
Cash dividends paid	(464)	(3,296)
Net cash provided by financing activities	18,663	3,242

Net increase in cash and cash equivalents	7,818	1,655

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	9,559	8,381
CASH AND CASH EQUIVALENTS: END OF PERIOD	$17,377	$10,036

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Other real estate acquired through loan foreclosures	$2,525	$676
Loans granted to facilitate the sale of other real estate	500	191
Change in components of other comprehensive income	109	(1,323)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The condensed consolidated financial statements included herein should be read in conjunction with the Company's 2004 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. Certain amounts in 2004 have been reclassified to conform to the 2005 presentation.

2.	Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2004. The Company has consistently followed those policies in preparing this report.

3.	Other Comprehensive Income

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges. Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity. At June 30, 2005, fair value of the available for sale investment securities decreased approximately $224,000 when compared to the fair value at December 31, 2004. The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased approximately $148,000. These changes were the results of movements in the bond market as it responds to interest rate changes in the market. At June 30, 2005, fair value of the cash flow hedges increased approximately $59,000 when compared to the fair value at December 31, 2004. The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also increased approximately $39,000.

4.	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effect of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three- and six-month periods ended June 30, 2005 and 2004, is as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2005	2004	2005	2004

Net earnings	$851,374	$802,330	$1,557,450	$1,161,382

Weighted average common shares outstanding	2,901,692	2,890,417	2,901,319	2,881,326

Shares issued from assumed exercise of common stock equivalents	37,419	64,517	34,356	66,084

Weighted average number of common and common equivalent shares outstanding	2,939,111	2,954,934	2,935,675	2,947,410

Earnings per share:
Basic	$.29	$.28	$.54	$.40

Diluted	$.29	$.27	$.53	$.39

5.	Stock Option Plans

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

On April 16, 2005, at the annual meeting, the shareholders approved adoption of the Habersham Bancorp Outside Directors Stock Option Plan (the “Directors Plan”).  The Board of Directors had previously adopted a stock option plan, also named the Habersham Bancorp Outside Directors Stock Option Plan, with an effective date of January 21, 1995. The 1995 Plan expired on January 20, 2005. The Directors Plan is meant to supersede in its entirety the 1995 Directors Plan. The Board of Directors has reserved 350,000 shares of common stock for issuance under awards made to directors of the Company and its affiliates who are not employed by the Company or any of its affiliates. The options will be exercisable at a price equal to the fair market value of the Company’s common stock as of the date of grant. All options granted under the Directors Plan will be immediately vested but may not be exercised until six months following the date of grant. Each option remains exercisable until the earlier of: (1) the fifth anniversary of the date on which it was granted; (2) the date the optionee ceases to be a director of either the Company or any affiliate, except as a result of death; or (3) the first anniversary of the optionee’s date of death.

Item. 2	Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank ("Habersham Bank"). Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. (“Advantage Insurers”) which offers a full line of property, casualty, and life insurance products. Advantage Insurers does not comprise a significant portion of the financial position, results of operations, or cash flows of the Company and as a result, management’s discussion and analysis, which follows relates primarily to Habersham Bank.

The Company’s continuing primary business is the operations of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, and Gwinnett counties in Georgia. The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Earnings for the first six months of 2005 increased to $1.6 million for the first six months of 2005 from $1.2 million for the same period in 2004 and were primarily impacted by increases on loan yields moving in response to prime rate increases. Revenue growth of 3.04% and a reduction in noninterest expenses during the first six months of 2005 when compared to first six months 2004 resulted in an improved overhead efficiency ratio.

Total assets increased approximately $20 million during the first six months of 2005.  Increases in the loan portfolio and in federal funds sold were funded by increases in the total deposit portfolio, primarily in noninterest bearing deposits, and in other borrowings of approximately $19 million and $3 million, respectively.  Net interest income improved for the first six months of 2005 when compared to the first six months of 2004 as result of the items discussed above.

Personnel costs and other operating expenses decreased approximately 5.40% and 13.16% for the first six months of 2005 over the first six months of 2004 as a result of expense control measures for 2005.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) unanticipated inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing and saving habits; (6) risks involved in making and integrating acquisitions; (7) the ability to increase market share and control expenses; (8) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (9) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (10) changes in the Company’s organization, compensation and benefit plans; (11) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (12) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Material Changes in Financial Condition

The Company’s total assets increased $20 million, to $406 million at June 30, 2005 from $386 million at December 31, 2004.

The increase in assets was primarily due to additional funds in cash and federal funds sold, investment securities available for sale, net loan activity and other assets of approximately $7.8 million, $4.8 million, $4.2 million and $2.5 million, respectively. These increases were funded primarily by increases in the deposit portfolio of approximately $19 million, with $14.8 million of the increase being in noninterest bearing accounts. A net increase of approximately $90,000 in borrowings occurred during the first six months of 2005.

During the first six months of 2005, decreases in the real estate and consumer loan portfolios totaled approximately $3.6 million and $1.4 million, respectively, offset by increases in the commercial loan and in the home equity line portfolios of approximately $10.1 million and $100,000, respectively. The decrease in the real estate portfolio primarily resulted from pay-offs of several large loans and the foreclosure of one loan secured by commercial real estate for approximately $2.5 million.

Purchases of investment securities during the first six months of 2005 totaled approximately $12.9 million, offset by sales, maturities and calls of approximately $7.5 million. An investment of approximately $600,000 in Peach State Bank and Trust, a de novo bank located Gainesville, GA was made during the second quarter of 2005.

The increase in other real estate primarily was the result of the foreclosure of a commercial real estate loan of approximately $2.5 million offset by sales of approximately $1,1 million.

Borrowings increased approximately $90,000 during the first six months of 2005. Increases in the repurchase sweep portfolio of approximately $3.3 million were offset by decreases in Federal Home Loan Bank borrowing and in short-term borrowings of approximately $3.0 million and $189,000, respectively.

Material Changes in Results of Operations

Total interest income for the second quarter of 2005 increased $913,000 or 17.97% when compared to the second quarter of 2004 primarily due to increases in loan interest and fees on loans. Total interest income for the first six months of 2005 increased $1.4 or 13.67% when compared to the first six months of 2004. This increase is primarily the result of the average loan portfolio for the first six months of 2005 increasing approximately $15 million or 5.80% when compared to the average loan portfolio for the first six months of 2004. The average yield on loans increased during the first six months of 2005 to 7.09% compared to an average yield of 6.43% for the first six months of 2004. Interest income from federal funds sold increased approximately $110,000 for the first six months of 2005 when compared to the first six months of 2004 primarily due to increases in the average balances of approximately $7.4 million. Average yields on federal funds sold increased to 2.60% for the first six months of 2005 when compared to .88% for the first six months of 2004.

Total interest expense for the second quarter of 2005 increased $324,000 or 19.95%, when compared to the second quarter of 2004. Total interest expense for the first six months of 2005 increased $510,000 or 15.50% when compared to the first six months of 2004. Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each. Average interest bearing deposit balances increased approximately $19.3 million when comparing the first six months of 2005 to the first six months of 2004. Noninterest bearing deposits also increased $10.9 million for the first six months of 2005 when compared to the first six months of 2004. The average rate paid on the deposit portfolios for the first six months of 2005 increased to 2.18% from 1.98% when compared to the first six months of 2004. Average borrowing balances decreased approximately $675,000 when comparing the first six months of 2005 to the first six months of 2004. Average interest rates paid on borrowings was 4.72% for the first six months of 2005 compared to 4.35% for the first six months of 2004.

Net interest income increased approximately $589,000 or 17.04% for the second quarter of 2005 as compared to the second quarter of 2004 and increased approximately $880,000 or 12.80% for the first six months of 2005 as compared to the first six months of 2004, as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 4.29% for the first six months of 2005 compared to 3.92% for the first six months of 2004.

 Noninterest income decreased $1.0 million or 57.96% for the second quarter of 2005 over the same period in 2004 and decreased $1.0 million or 39.45% for the first six months of 2005 over the same period in 2004. Noninterest income for the first six months of 2004 included approximately $879,000 in gain on the sale of a portion of Habersham Bank’s land at the Cornelia Office. Decreases in mortgage origination income on loans held for sale resulted from lower average balances during the first six months of 2005 compared to 2004. Decreases occurring in service charges on deposits and other service charges of approximately $33,000 and $12,000 resulted from lower average balances in NSF checks presented for payment and in overdraft balances when comparing the first six months of 2005 to the first six months of 2004. Increases in other income occurred in the cash surrender value for key man insurance policies and safe deposit box rental income of approximately $28,000 and $19,000, respectively.

 Noninterest expense decreased $465,000 or 11.76% for the three months ended June 30, 2005 over the same period in 2004. Noninterest expense decreased $673,000 or 8.87% for the first six months of 2005 over the same period in 2004. These decreases were primarily due to decreases in salary and employee benefits and general and administrative expenses of approximately $226,000 and $464,000, respectively. Salary and employee benefits expense decreased due to a decrease in the total number of employees. Expense control has been a major focus during the first six months of 2005 resulting in lower general and administrative costs.

Income tax expense for the three months ended June 30, 2005 and 2004 was $320,000 and $327,000, respectively. Income tax expense for the first six months ended June 30, 2005 and 2004 was $587,000 and $391,000, respectively. The effective tax rate for the second quarter of 2005 and 2004 was 27.33% and 28.96%, respectively. The effective tax rate for the six months ended June 30, 2005 and 2004 was 27.38% and 25.19%, respectively. Tax-exempt income on investment securities in municipal bonds was 18.27% of pre-tax income for the first six months of 2005 when compared to 23.84% for the first six months of 2004.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity.  Cash flows adequate to support a repayment schedule are an element considered for all loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at June 30, 2005 was $7.3 million which does not pose a significant risk to the Company.

A provision for loan losses in the amount of $120,000 was charged to expense for the each of quarters ended June 30, 2005 and 2004. A provision for loan losses in the amount of $240,000 was charged to expense for the first six months of 2005 compared to $283,000 for the first six months of 2004. A decrease in the provision for loan losses expense was determined to be appropriate due to the decrease in the loan portfolio balances in real estate secured loans.

The net charge-offs the first six months of 2005 totaled $38,990 compared to net charge-offs of $490,958 for the first six months of 2004. During the first six months of 2005, charge-offs of real estate, commercial and consumer loans totaled $40,073, $32,134, and $69,007, respectively, offset by recoveries of real estate, commercial and consumer loans of $32,342, $13,452, and $56,430, respectively. At June 30, 2005 and December 31, 2004, the ratio of the allowance for loan losses to total loans was 1.36% and 1.29%, respectively.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes non-performing assets:
	June 30, 2005	December 31, 2004
Accruing loans 90 days past due	$682,878	$381,670
Non-accrual loans	823,734	3,252,464
Other real estate	2,737,721	1,289,880
Restructured loans	134,462	119,031
Total non-performing assets	$4,378,795	$5,043,045

Nonperforming assets decreased approximately $664,000 or 13.17% from December 31, 2004 to June 30, 2005.

Loans classified as 90 days past due increased approximately $301,208 from December 31, 2004 to June 30, 2005. The increase is the net result of the following changes:

Balance at December 31, 2004	$381,670
New loans classified to 90 days past due status	966,766
90 days past due loans charged-off	(46,373)
Payments received	(619,185)
Balance at June 30, 2005	$682,878

The following summarized accruing loans 90 days past due:

Real estate secured loans	# 7	$643,375
Commercial loans	# 2	13,970
Consumer loans	# 5	25,533
Total accruing loans 90 days past due	#14	$682,878

Impaired loans consist of loans on non-accrual status. The decrease is the net result of the following changes:

Balance at December 31, 2004	$3,252,464
Loans reclassified to non-accrual status in 2005	445,156
Payments received on non-accrual loans during 2005	(76,959)
Non-accrual loans charged-off during 2005	(46,503)
Non-accrual loans reclassified to other real estate	(2,526,476)
Non-accrual loans reclassified to accrual status in 2005	(223,948)
Balance at June 30, 2005	$823,734

Additions to loans on non-accrual status consisted of eight real estate secured loans totaling approximately $340,000 and two commercial loans totaling approximately $24,000 and four consumer loans totaling approximately $81,000. The interest income recognized on such loans for the six-month periods ended June 30, 2005 and 2004 was not material.

The Company’s other real estate consists of six properties totaling $2,737,721 at June 30, 2005 and eleven properties totaling $1,289,880 at December 31, 2004. The increase was primarily due to the foreclosure of one commercial loan collateralized by a multi-family residential property totaling approximately $2,470,498 and one loan collateralized by residential real estate totaling $55,000 during the first six months of 2005 offset by the sale of seven properties totaling approximately $1,078,000. The multi-family residential property has an appraised value of $2.6 million and is being actively marketed.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $25,000,000. At June 30, 2005, the Company had no federal funds purchased. Presently, the Company has made arrangements with commercial banks for short-term advances up to $3,094,000 under a repurchase agreement line of credit of which none was advanced at June 30, 2005. The Company has approximately $8.1 million outstanding in commercial sweep accounts at June 30, 2005. In addition, the Company has a total available line of $230,833,000, subject to available collateral, from the Federal Home Loan Bank. The Company has $33 million in advances on this line at June 30, 2005.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at June 30, 2005 and 2004 were 24.12% and 23.30%, respectively.

At June 30, 2005 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company’s and the Bank’s ratios at June 30, 2005 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	13.94%	14.73%
Total Capital	15.16%	15.94%
Leverage	11.01%	11.14%

Item 3.     Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2005, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2004. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10K.

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

PART II

OTHER INFORMATION

Item 1.     Legal proceedings.
None

Item 2.     Changes in securities, use of proceeds and issuer purchases of equity securities.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the second quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2005	0	0	0	0
May 1 through May 31, 2005	0	0	0	0
June 1 through June 30, 2005	0	0	0	0
Total	0	0	0	0

The Company does not have a publicly announced stock repurchase plan and did not otherwise repurchase any of its shares of common stock during the period covered by this report. The Company did not terminate an existing stock repurchase plan during the period covered by this report.

Item 3	Defaults upon senior securities.
None

Item 4.	Submission of matters to a vote of security holders.
(a)	The regular annual meeting of the shareholders of the Company was held on April 16, 2005.

(b)
The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were: Edward D. Ariail, Thomas A. Arrendale, III, Michael C. Martin, Michael L. Owen, James A. Stapleton, Jr., David D. Stovall, and Calvin R. Wilbanks.

At the registrant’s Annual Meeting of Shareholders on April 16, 2005, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director. There were no broker non-votes or abstentions.
Name	Votes For	Votes Withheld
Edward D. Ariail	2,457,644	63,423
Thomas A. Arrendale, III	2,492,043	29,024
Michael C. Martin	2,493,622	27,445
Michael L. Owen	2,480,339	40,728
James A. Stapleton, Jr.	2,493,622	27,445
David D. Stovall	2,457,644	63,423
Calvin R. Wilbanks	2,493,622	27,445

(c)	The business conducted at the meeting included the approval of the Habersham Bancorp 2005 Stock Option Plan. The following table sets forth the number of votes cast for, against, and abstained.

For	Against	Abstain
2,060,642	42,697	10,871

(d)
The business conducted at the meeting included the approval of the Habersham Bancorp Outside Director Stock Option Plan. The following table sets forth the number of votes cast for, against, and abstained.

For	Against	Abstain
2,010,947	92,392	10,871

Item 5. Other information.
None

Item 6. Exhibits

(a) The registrant submits herewith as exhibits to this report on Form 10-Q the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

10.1*	Form of Non-Qualified Stock Option Award under the 2005 Stock Option Plan.

10.2*	Form of Incentive Stock Option Award under the 2005 Stock Option Plan

10-3*	Form of Non-Qualified Stock Option Award under the Outside Directors Stock Option Plan.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*Indicates a management compensatory plan or agreement.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HABERSHAM BANCORP
(Registrant)

Date: August 9, 2005	/s/ Annette Banks
Chief Financial Officer (for the Registrant and as the Registrant’s principal financial and accounting officer)