Form 10-Q
period 2005-09-30
HABERSHAM BANCORP
filed 2005-11-14
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2005

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
Yes	☒	No	☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes	☐	No	☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,903,692 shares, common stock, $1.00 par value, as of October 31, 2005

Item. 1	Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	September 30, 2005	DECEMBER 31, 2004

Cash and due from banks	$11,264	$9,559
Federal funds sold	6,587	-
Total cash and cash equivalents	17,851	9,559

Investment securities available for sale (amortized cost of $74,022 at September 30, 2005 and $70,366 at December 31, 2004)	73,247	70,313
Investment securities held to maturity (estimated fair value of $3,557 at September 30, 2005 and $4,371 at December 31, 2004)	3,396	4,111
Other investments	3,375	2,469

Loans held for sale	935	1,062

Loans	324,066	280,772
Less allowance for loan losses	(3,980)	(3,635)
Loans, net	320,086	277,137

Goodwill	2,761	2,489
Other assets	22,809	18,793
TOTAL ASSETS	$444,460	$385,933

LIABILITIES
Noninterest-bearing deposits	$58,336	$44,316
Interest-bearing deposits	276,406	248,641
Total deposits	334,742	292,957

Short-term borrowings	788	786
Federal funds purchased and securities sold under repurchase agreements	12,967	4,835
Federal Home Loan Bank Advances	42,300	36,000
Other liabilities	3,938	3,349
TOTAL LIABILITIES	394,735	337,927

STOCKOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,903,692 shares issued and outstanding at September 30, 2005 and 2,900,192 shares issued and outstanding at December 31, 2004	2,904	2,900
Additional paid-in capital	14,609	14,561
Retained earnings	32,699	30,661
Accumulated other comprehensive(loss)income	(487)	(116)
TOTAL STOCKHOLDERS’ EQUITY	49,725	48,006
TOTAL LIABILITIES AND STOCKHOLDERS’
EQUITY	$444,460	$385,933

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) For the Three- and Nine-Month Periods Ended September 30, 2005 and 2004
(dollars in thousands, except per share amounts)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004

INTEREST INCOME
Interest and fees on loans	$6,037	$4,455	$15,833	$12,964
Taxable investment securities	602	574	1,774	1,733
Tax exempt investment securities	211	189	603	559
Federal funds sold	18	5	135	12
Other	34	26	113	83
TOTAL INTEREST INCOME	6,902	5,249	18,458	15,351

INTEREST EXPENSE
Time deposits, $100,000 and over	527	399	1,385	1,194
Other deposits	1,135	799	3,032	2,316
Short-term and other borrowings, primarily
FHLB advances	586	523	1,632	1,502
TOTAL INTEREST EXPENSE	2,248	1,721	6,049	5,012

NET INTEREST INCOME	4,654	3,528	12,409	10,339
Provision for loan losses	90	120	330	403

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,564	3,408	12,079	9,936

NONINTEREST INCOME
Mortgage origination income	371	286	755	750
Service charges on deposits	189	184	502	530
Other service charges and commissions	42	44	118	132
Investment securities (losses) gains, net	42	9	12	47
Gain on sale of other investments	-	-	-	18
Gain on sale of land	-	-	-	879
Other income	428	376	1,226	1,083
Total noninterest income	1,072	899	2,613	3,439

NONINTEREST EXPENSE
Salary and employee benefits	2,224	2,057	6,185	6,244
Occupancy	482	472	1,421	1,390
Computer services	103	112	314	322
General and administrative expense	1,100	978	2,901	3,179
Total noninterest expense	3,909	3,619	10,821	11,135

EARNINGS BEFORE INCOME TAXES	1,727	688	3,871	2,240
Income tax expense	550	152	1,137	543
NET EARNINGS	$1,177	$536	$2,734	$1,697

NET EARNINGS PER COMMON SHARE - BASIC	$.41	$.19	$.94	$.59
NET EARNINGS PER COMMON SHARE - DILUTED	$.40	$.18	$.93	$.58

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,903,018	2,895,190	2,901,892	2,885,981
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,937,987	2,935,908	2,936,452	2,943,609

DIVIDENDS PER COMMON SHARE	$.08	$.07	$.24	$1.21

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three- and Nine-Month Periods Ended September 30, 2005 and 2004
(dollars in thousands)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004

NET EARNINGS	$1,177	$536	$2,734	$1,697

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
Unrealized holding (losses) gains on investment securities available for sale arising during the period	(456)	1,819	(710)	(107)

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during period	101	(106)	160	(147)

Reclassification adjustment for (gains) losses on investment securities available for sale	(42)	(9)	(12)	(47)

Total other comprehensive income (loss), before tax	(397)	1,704	(562)	(301)

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:
Unrealized holding (losses) gains on investment securities available for sale arising during the period	155	(619)	241	36

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during period	(34)	36	(54)	50

Reclassification adjustment for (gains) losses on investment securities available for sale	14	3	4	16

Total income taxes related to other comprehensive income (loss)	135	(580)	191	102

Total other comprehensive (loss) income, net of tax	(262)	1,124	(371)	(199)

Total comprehensive income	$915	$1,660	$2,363	$1,498

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended September 30, 2005 and 2004
(dollars in thousands)

	2005	2004

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES, net of effects of purchase acquisition:	$3,123	$3,617

CASH FLOWS FROM INVESTING ACTIVITIES, net of effects of purchase acquisition:

Cash acquired of $4,631,073 in excess of cash paid for the purchase acquisition of Liberty	801	-
Investment securities available for sale:
Proceeds from maturity	8,269	9,669
Proceeds from sales and calls	3,343	11,251
Purchases	(11,953)	(15,767)
Investment securities held to maturity:
Proceeds from maturity	134	647
Proceeds from calls	275	-
Other investments:
Proceeds from sales	450	295
Purchases of other investments	(1,356)	(550)
Net increase in loans	(31,080)	(14,789)
Proceeds from sale of land	-	945
Proceeds from sale of premises and equipment	14	-
Purchases of premises and equipment	(934)	(809)
Proceeds from sale of other real estate	835	1,225
Net additions to other real estate	(1)	(120)
Net cash used by investing activities	(31,203)	(8,003)

CASH FLOWS FROM FINANCING ACTIVITIES, net of effects of purchase acquisition:
Net increase in deposits	22,583	23,743
Net increase in short-term borrowings	1	188
Net increase in federal funds purchased and securities sold under repurchase agreements	8,132	(7,265)
Proceeds from FHLB advances	16,300	11,000
Repayment of FHLB advances	(10,000)	(5,000)
Issuance of common stock	52	288
Cash dividends paid	(696)	(3,498)
Net cash provided by financing activities	36,372	19,456

Net increase in cash and cash equivalents	8,292	15,070

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	9,559	8,381
CASH AND CASH EQUIVALENTS: END OF PERIOD	$17,851	$23,451

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Other real estate acquired through loan foreclosures	$2,933	$676
Loans granted to facilitate the sale of other real estate	500	191
Change in components of other comprehensive income	(371)	(199)

CONSOLIDATED STATEMENTS OF CASH FLOWS, consolidated

The Company purchased all of the capital stock of Liberty Bank and Trust (Toccoa, Georgia) for $3,829,989, including certain acquisition costs of $194,184.
In conjunction with the acquisition, assets were acquired and liabilities were assumed as follows:

Fair value of assets acquired	$23,891,175
Liabilities assumed	20,061,186
$3,829,989

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

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges. Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity. At September 30, 2005, fair value of the available for sale investment securities decreased approximately $722,000 when compared to the fair value at December 31, 2004. The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased approximately $477,000. These changes were the results of movements in the bond market as it responds to interest rate changes in the market. At September 30, 2005, fair value of the cash flow hedges increased approximately $160,000 when compared to the fair value at December 31, 2004. The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also increased approximately $106,000.

4.	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effect of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three- and nine-month periods ended September 30, 2005 and 2004, is as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2005	2004	2005	2004

Net earnings	$1,176,956	$535,402	$2,734,406	$1,696,784

Weighted average common shares outstanding	2,903,018	2,895,190	2,901,892	2,885,981

Shares issued from assumed exercise of common stock equivalents	34,969	40,718	34,560	57,628

Weighted average number of common and common equivalent shares outstanding	2,937,987	2,935,908	2,936,452	2,943,609

Earnings per share:
Basic	$.41	$.19	$.94	$.59

Diluted	$.40	$.18	$.93	$.58

5.	Business Combination

On July 25, 2005, the Company consummated an agreement to acquire all of the outstanding shares of Liberty Bank & Trust (“Liberty”) for $3.6 million in cash plus certain acquisition costs totaling $194,000. Additionally the purchase price could include approximately $789,000 of contingent cash consideration that will be released from escrow only upon the lapse of the expiration period and resolution of the contingencies. The cash proceeds to consummate the purchase were obtained from cash dividends paid to the Company by its bank subsidiary, Habersham Bank. Liberty was a commercial bank based in Toccoa, (Stephens County), Georgia and had total assets of $23.2 million, including total loans of $15 million and total investments of $3.3 million. Additionally, Liberty had $20 million in deposits. The Company accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. Operations of Liberty are included in the consolidated statements of earnings since its acquisition.

6.	Stock Option Plans

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

The Company’s continuing primary business is the operations of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Gwinnett and Stephens counties in Georgia. The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

Habersham Bank’s balance sheet and earnings increased during the third quarter of 2005 as a result of the merger on July 25, 2005 of Liberty Bank & Trust (“Liberty”) located in Toccoa, Georgia, of growth in Habersham Bank’s loan portfolio and of an increasing prime rate. The Liberty merger added two additional offices for Habersham Bank in the City of Toccoa and Stephens County, Georgia and approximately $23 million in assets, primarily loans, to the balance sheet. Additional income and expenses since the acquisition date related to the operation of the Toccoa branches are reflected in the third quarter’s earnings quarter ended September 30, 2005.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Earnings for the first nine months of 2005 increased to $2.7 million from $1.7 million for the same period in 2004 and were primarily impacted by loan growth and increases on loan yields moving in response to prime rate increases. Revenue growth of 12.14% and a reduction in noninterest expenses during the first nine months of 2005 when compared to the first nine months of 2004 resulted in an improved overhead efficiency ratio.

Total assets increased approximately $58.5 million during the first nine months of 2005. Increases in the loan portfolio and in federal funds sold were funded by increases in the total deposit portfolio and in other borrowings of approximately $41.8 million and $14.4 million, respectively.

Net interest income improved for the first nine months of 2005 when compared to the first nine months of 2004 as result of the items discussed above.

Noninterest expenses of salary and employee benefits, computer services, and general and administrative expense for the first nine months of 2005 decreased approximately 3.54% as compared to the first nine months of 2004 as a result of expense control measures for 2005.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) unanticipated inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing and saving habits; (6) risks involved in making and integrating acquisitions, including but not limited to our recent Liberty Bank & Trust acquisition; (7) the ability to increase market share and control expenses; (8) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (9) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (10) changes in the Company’s organization, compensation and benefit plans; (11) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (12) the success of the Company at managing the risks involved in the foregoing.

Such forward-looking statements speak only as of the date on which such statements are made, and the Company undertakes no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events.

Material Changes in Financial Condition

The Company’s total assets increased $58 million, to $444 million at September 30, 2005 from $386 million at December 31, 2004. During the third quarter of 2005, Habersham Bancorp completed the purchase of Liberty Bank & Trust (“Liberty”) located in Toccoa, GA. Subsequently, Liberty’s assets of approximately $23 million were merged with Habersham Bank. The remainder of the increase is due to increases in Habersham Bank’s loan portfolio and in Federal Funds Sold of approximately $29 and $6.6 million, respectively. Deposit growth of approximately $41.8 million resulted from the addition of Liberty’s deposit portfolio and increases in Habersham Bank’s deposit portfolio of approximately $20 million and $21.8 million, respectively. The interest bearing and noninterest bearing portfolio increased approximately $27.8 million and $14.0 million, respectively.

Borrowings, in the form of securities sold under repurchase agreements and FHLB advances, increased during the first nine months of 2005 approximately $14.4 million.

During the first nine months of 2005, growth in loans consisted primarily in real estate secured loans secured by commercial and residential properties of approximately $44.8 million offset by decreases in the residential real estate loan portfolio of approximately $2.8 million.

Habersham Bank’s purchases of investment securities during the first nine months of 2005 totaled approximately $12 million, offset by sales of approximately $2.7 million and maturities and calls of approximately $9.3 million. Liberty’s investment securities added approximately $3 million to the investment securities portfolio. Other investments increased approximately $906,000 as a result of an investment of approximately $600,000 in Peach State Bank and Trust, a de novo bank located in Gainesville, GA made during the second quarter of 2005 and a net increase in FHLB stock of approximately $306,000.

Increases in other real estate primarily were the result of the foreclosure of a commercial real estate loan of approximately $2.5 million and the foreclosure of residential real estate loans for approximately $.5 million offset by sales of approximately $1.4 million.

Total borrowings increased approximately $14.4 million during the first nine months of 2005. Increases in the repurchase sweep portfolio of approximately $4.3 million, in repurchase agreements of approximately $4.4 million and in Federal Home Loan Bank advances of approximately $16.3 million, were offset by repayments of Federal Home Loan Bank borrowings of approximately $10 million and repayment of Federal Funds Purchased of approximately $547,000.

Material Changes in Results of Operations

Total interest income for the third quarter of 2005 increased $1.7 million or 31.49% when compared to the third quarter of 2004 primarily due to increases in loan interest and fees on loans. Total interest income for the first nine months of 2005 increased $3.1 million or 20.24% when compared to the first nine months of 2004. Interest income on loans increased $1.6 million or 35.51% for the third quarter and increased $2.9 million or 22.13% for the first nine months of 2005. This increase is primarily the result of the average loan portfolio for the first nine months of 2005 increasing approximately $22.5 million or 8.49% when compared to the average loan portfolio for the first nine months of 2004. The average yield on loans increased during the first nine months of 2005 to 7.34% compared to an average yield of 6.51% for the first nine months of 2004. Interest income from federal funds sold increased approximately $123,000 for the first nine months of 2005 when compared to the first nine months of 2004 primarily due to increases in the average balance in federal funds sold of approximately $3.8 million. Average yields on federal funds sold increased to 2.70% for the first nine months of 2005 when compared to .53% for the first nine months of 2004.

Total interest expense for the third quarter of 2005 increased $527,000 or 30.62%, when compared to the third quarter of 2004. Total interest expense for the first nine months of 2005 increased $1.0 million or 20.69% when compared to the first nine months of 2004. Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each. Average interest bearing deposit balances increased approximately $19.2 million when comparing the first nine months of 2005 to the first nine months of 2004. Average noninterest bearing deposits also increased $12.9 million for the first nine months of 2005 when compared to the first nine months of 2004. The average rate paid on the deposit portfolios for the first nine months of 2005 increased to 2.29% from 1.97% when compared to the first nine months of 2004. Average borrowing balances increased approximately $2.2 millon, when comparing the first nine months of 2005 to the first nine months of 2004. Average interest rates paid on borrowings was 4.58% for the first nine months of 2005 compared to 4.46% for the first nine months of 2004.

Net interest income increased approximately $1.1 million or 31.92% for the third quarter of 2005 as compared to the third quarter of 2004 and increased approximately $2.1 million or 20.02% for the first nine months of 2005 as compared to the first nine months of 2004, as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 4.45% for the first nine months of 2005 compared to 3.98% for the first nine months of 2004.

Noninterest income increased $173,000 or 19.24% for the third quarter of 2005 over the same period in 2004. Increases in noninterest income for the third quarter of 2005 resulted from mortgage origination income, other income and gains on sales of investment securities of approximately $85,000, $52,000 and $33,000. Increases in other income for the third quarter resulted from earnings on the cash surrender value of life insurance and in safe deposit box rental income of approximately $35,000 and $17,000, respectively. Noninterest income decreased $826,000 or 24.02% for the first nine months of 2005 over the same period in 2004. Noninterest income for the first nine months of 2004 included approximately $879,000 in gain on the sale of a portion of Habersham Bank’s land at the Cornelia Office. Increases in other income for the first nine months of 2005 primarily resulted from increases in rental income, data processing service income and earnings on cash surrender value of life insurance of approximately $122,000, $10,000 and $8,000, respectively. Rental income is received from leases of space in bank properties and from other real estate properties being managed by Habersham Bank. Service charges on deposits and other service charges decreased approximately $28,000 and $14,000 and were a result of fewer NSF checks presented for payment and fewer overdraft balances when comparing the first nine months of 2005 to the first nine months of 2004.

Noninterest expense increased $290,000 or 8.01% for the three months ended September 30, 2005 over the same period in 2004 as a result of the additional expense related to the two new offices in Toccoa. The increase is reflected primarily in salary and employee benefits, general and administrative expenses and in occupancy expenses of approximately $167,000, $122,000 and $10,000, respectively. Noninterest expense decreased $314,000 or 2.82% for the first nine months of 2005 over the same period in 2004. The decrease is reflected in salary and employee benefits; general and administrative expenses; and in computer services of approximately $59,000, $278,000 and $8,000, respectively, offset by increases in occupancy expense of approximately $31,000. The salary and employee benefits reduction is the result of fewer employees during the first seven months of 2005 offset by the addition of the Toccoa staffing. Expense control has been a major focus during the first nine months of 2005 resulting in lower general and administrative costs.

Income tax expense for the three months ended September 30, 2005 and 2004 was $550,000 and $152,000, respectively. Income tax expense for the first nine months ended September 30, 2005 and 2004 was $1.1 million and $543,000, respectively. The effective tax rate for the third quarter of 2005 and 2004 was 31.85% and 22.09%, respectively. The effective tax rate for the nine months ended September 30, 2005 and 2004 was 29.37% and 24.24%, respectively. Tax-exempt income on investment securities in municipal bonds was 15.58% of pre-tax income for the first nine months of 2005 when compared to 24.96% for the first nine months of 2004.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule are an element considered for all loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at September 30, 2005 was $7.5 million which does not pose a significant risk to the Company.

A provision for loan losses in the amount of $90,000 was charged to expense for the quarter ended September 20, 2005 compared to $120,000 for the quarter ended September 30, 2004. A provision for loan losses in the amount of $330,000 was charged to expense for the first nine months of 2005 compared to $403,000 for the first nine months of 2004. At September 30, 2005, changes occurring in the mix of loans resulting in a lower risk profile and the adequacy of the allowance for loan losses resulted in a decrease in the provision for loan losses expense during the third quarter of 2005.

The net charge-offs for the first nine months of 2005 totaled $199,779 compared to net charge-offs of $410,553 for the first nine months of 2004. During the first nine months of 2005, charge-offs of real estate, commercial and consumer loans totaled $75,472, $44,798 and $215,333, respectively, offset by recoveries of real estate, commercial and consumer loans of $39,830, $15,202, and $80,792, respectively. At September 30, 2005 and December 31, 2004, the ratio of the allowance for loan losses to total loans was 1.23% and 1.29%, respectively.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days or more past due, restructured loans and other real estate owned. The following summarizes non-performing assets:

	September 30, 2005	December 31, 2004
Accruing loans 90 days past due	$224,837	$381,670
Non-accrual loans	452,094	3,252,464
Other real estate	2,858,131	1,289,880
Restructured loans	132,957	119,031
Total non-performing assets	$3,668,019	$5,043,045

Nonperforming assets decreased approximately $1,375,000 or 27.27% from December 31, 2004 to September 30, 2005. The decrease was principally a result of stronger credit quality control procedures relating to non-accrual loans and 90 days past due loans.

Loans classified as 90 days past due decreased approximately $157,000 from December 31, 2004 to September 30, 2005. The decrease is the net result of the following changes:

Balance at December 31, 2004	$381,670
New loans classified to 90 days past due status	1,191,602
90 days past due loans charged-off	(47,901)
Payments received	(1,300,534)
Balance at September 30, 2005	$224,837

The following summarized accruing loans 90 days past due:

Real estate secured loans (6 loans)	$178,898
Consumer loans (8 loans)	45,939
Total accruing loans 90 days past due	$224,837

Impaired loans consist of loans on non-accrual status. The decrease is the net result of the following changes:

Balance at December 31, 2004	$3,252,464
Loans reclassified to non-accrual status in 2005	782,152
Payments received on non-accrual loans during 2005	(110,516)
Non-accrual loans charged-off during 2005	(175,398)
Non-accrual loans reclassified to other real estate	(2,793,380)
Non-accrual loans reclassified to accrual status in 2005	(503,228)
Balance at September 30, 2005	$452,094

Additions to loans on non-accrual status consisted of fourteen real estate secured loans totaling approximately $646,000, two commercial loans totaling approximately $24,000 and eleven consumer loans totaling approximately $112,000. The interest income recognized on such loans for the nine-month periods ended September 30, 2005 and 2004 was not material.

The Company’s other real estate consists of eight properties totaling $2,858,131 at September 30, 2005 and eleven properties totaling $1,289,880 at December 31, 2004. The increase was primarily due to the foreclosure of one commercial loan collateralized by a multi-family residential property totaling approximately $2,470,000 and seven loans collateralized by residential real estate totaling approximately $459,000 during the first nine months of 2005 offset by the sale of eleven properties totaling approximately $1,361,000. The multi-family residential property has an appraised value of $2.6 million and is being actively marketed.

The Company’s other real estate owned (“OREO”) procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value. The disposition value is the valuation used to place the property into OREO. Any difference between the disposition value and the loan balance is recommended for charge off. Once the property is in OREO, the property is listed with a realtor to begin sales efforts.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30,000,000. At September 30, 2005, the Company had no federal funds purchased. Presently, the Company has made arrangements with commercial banks for short-term advances under a repurchase agreement line of credit of which $4.4 million was advanced at September 30, 2005. The Company has approximately $8,567,000 outstanding in commercial sweep accounts at September 30, 2005. In addition, the Company has a total available line of $230,833,000, subject to available collateral, from the Federal Home Loan Bank. The Company has $42,300,000 in advances on this line at September 30, 2005.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at September 30, 2005 and 2004 were 20.01% and 28.72%, respectively.

At September 30, 2005 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company’s and the Bank’s ratios at September 30, 2005 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	12.27%	13.02%
Total Capital	13.41%	14.14%
Leverage	10.21%	10.92%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2005, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2004. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2004 included in the Company’s 2004 Annual Report on Form 10K.

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

PART II

OTHER INFORMATION

Item 1.	Legal proceedings.
None

Item 2.	Changes in securities, use of proceeds and issuer purchases of equity securities.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the third quarter of 2005.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs[1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2005	0	0	0	0
August 1 through August 31, 2005	0	0	0	0
September 1 through September 30, 2005	0	0	0	0
Total	0	0	0	0

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

HABERSHAM BANCORP
(Registrant)

Date November 14, 2005	/S/ Annette Banks
Chief Financial Officer (for the Registrant and as the Registrant’s principal financial and accounting officer)