Form 10-K
period 2005-12-31
HABERSHAM BANCORP
filed 2006-03-30
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2005.

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
Common Stock, $1.00 par value

Indicate by check mark whether the registrant is a well-known seasoned issuer as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports under Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer (as defined in Exchange Act Rule 12b-2):     Large accelerated filer ☐     Accelerated filer ☐     Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity; as of the last business day of the registrant’s most recently completed second fiscal quarter.

1,709,544  Shares of Common Stock, $1.00 par value--$38,122,881 as of June 30, 2005 (based upon market value of $22.30 /share as of that date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2006.

Common Stock, $1.00 par value--2,930,240 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1)    Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2005 (the "Annual Report") are incorporated by reference into Part II.

(2)    Portions of the Company's Proxy Statement relating to the 2006 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.

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

On July 25, 2005, the Company consummated an agreement to acquire all of the outstanding shares of Liberty Bank & Trust (“Liberty”) for $3.6 million in cash plus certain acquisition costs totaling $194,000. Additionally, the purchase price could include approximately $789,000 of contingent cash consideration that will be released from escrow only upon the lapse of the expiration period and resolution of the contingencies. The cash proceeds to consummate the purchase were obtained from cash dividends paid to the Company by its bank subsidiary, HabershamBank. Liberty was a commercial bank based in Toccoa, (Stephens County), Georgia and had total assets of $23.2 million, including total loans of $15 million and total investments of $3.3 million. Additionally, Liberty had $20 million in deposits.  The Company accounted for the transaction using the purchase method and accordingly,the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $1.1 million, none of which will be deductible for income tax purposes. Operations of Liberty are included in the Company’s consolidated statements of earnings since the effective date of the acquisition.

Business of the Bank

Habersham Bank is a financial institution organized under the laws of the State of Georgia in 1904. Habersham Bank operates a full-service commercial banking business based in Habersham, White, Cherokee, Warren, Gwinnett and Stephens Counties, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities and individual retirement accounts. It also makes secured and unsecured loans and provides other financial services to its customers. Habersham Bank has a full-time trust officer on staff and offers a full spectrum of trust services, including trust administration, asset management services, estate and will probate and administration, and other services in the area of personal trusts.

Competition

The banking industry is highly competitive. During the past several years, legislation and regulatory changes, together with competition from unregulated entities, has resulted in the elimination of many traditional distinctions between commercial banks, thrift institutions and other providers of financial services. Consequently, competition among financial institutions of all types is virtually unlimited with respect to legal ability and authority to provide most financial services.

Habersham Bank's primary market area consists of Habersham, White, Cherokee, Warren, Gwinnett and Stephens Counties, Georgia. Habersham Bank competes principally for all types of loans, deposits and other financial services with large regional banks and other community banks located in its primary market area. To a lesser extent, Habersham Bank competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies.

The Company and its non-bank subsidiary, Advantage Insurers, also compete with numerous other insurance agencies offering property, casualty and life insurance.

See “Risk Factors - Competition from Other Financial Institutions May Adversely Affect our Profitability.”

Employees

As of December 31, 2005, the Company had 162 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

Supervision & Regulation

Both the Company and the Bank are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws generally are intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

The Company

Because it owns all of the capital stock of the Bank, the Company is a bank holding company under the federal Bank Holding Company Act of 1956 (the “BHC Act”). As a result, we are primarily subject to the supervision, examination and reporting requirements of the BHC Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”). As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks. The BHC Act requires every bank holding company to obtain the Federal Reserve’s prior approval before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the BHC Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly or, substantially lessen competition or otherwise function as a restraint of trade, unless the anti-competitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the BHC Act, if we are adequately capitalized and adequately managed, we may purchase a bank located outside of Georgia. However, the laws of the other state may impose restrictions on the acquisition of a bank that has only been in existence for a limited amount of time or that would result in specified concentrations of deposits. For example, Georgia law prohibits a bank holding company from acquiring control of a bank until the target bank has been incorporated for more than three years. Because the Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

Change in Bank Control. Subject to various exceptions, the BHC Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of a bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging any rebuttable presumption of control.

Permitted Activities. A bank holding company is generally permitted under the BHC Act to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

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

In addition to the permissible bank holding company activities listed above, a bank holding company may qualify and elect to become a financial holding company under the Gramm-Leach-Bliley Financial Services Modernization Act of 1999. A financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The BHC Act expressly lists the following activities as financial in nature:

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company is required to be well capitalized and well managed and have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, we would be required to file an election with the Federal Reserve to become a financial holding company and provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While we meet the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institution. Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by us to a federal bank regulatory agency to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

The Bank

The Bank is subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Since the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Additionally, the Bank’s deposits are insured by the FDIC to the maximum extent provided by law. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under current Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of the GDBF. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state is limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if its home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way we will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 (the “FDIC Improvement Act”) established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories (well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized) in which all institutions are placed. The federal banking agencies have specified by regulation the relevant capital level for each category. Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.

An institution that is categorized as undercapitalized, significantly undercapitalized, or critically undercapitalized is required to submit an acceptable capital restoration plan to its appropriate federal regulator. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assigns an institution to one of three capital categories: (1) well capitalized, (2) adequately capitalized, or (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 0 to 27 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at $1.32 cents per $100 of deposits for the first quarter of 2006.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the Federal Reserve, the FDIC or the OCC shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. For example, under the Servicemembers Civil Relief Act, which amended the Soldiers’ and Sailors’ Civil Relief Act of 1940, a lender is generally prohibited from charging an annual interest rate in excess of 6% on any obligation of a borrower who is on active duty with the United States military.

The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as:

•	the Federal Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

•
the Home Mortgage Disclosure Act of 1975, requiring financial institutions to provide information to enable the public and public officials to determine whether a financial institution is fulfilling its obligation to help meet the housing needs of the community it serves;

•	the Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed or other prohibited factors in extending credit;

•
the Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identify theft protections, and certain credit and other disclosures;

•	the Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies; and

•	the rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

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

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company, and the FDIC, in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. So long as the Company’s consolidated total assets are less than $500 million, under the Federal Reserve’s capital guidelines adopted on February 27, 2006, our capital adequacy will be measured on a bank-only basis, as opposed to a consolidated basis. The Bank is also subject to risk-based and leverage capital requirements adopted by the FDIC, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components: Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stock, minority interests in the equity accounts of consolidated depository institution subsidiaries, noncumulative perpetual preferred stock in consolidated non-depository subsidiaries and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2005, the Bank’s ratio of total capital to risk-weighted assets was 13.49% and the ratio of Tier 1 Capital to risk-weighted assets was 12.37%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2005, our leverage ratio was 10.30%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal sources of the Company’s cash flow, including cash flow to pay dividends to its shareholders, are dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

A federal banking regulator may require, after notice and a hearing, that the Bank stop or refrain from engaging in any practice it considers unsafe or unsound. The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the FDIC Improvement Act, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings. See “The Bank—Prompt Corrective Action.”

The GDBF also regulates the Bank’s dividend payments and must approve dividend payments that would exceed 50% of the Bank’s net income for the prior year. Our payment of dividends may also be affected or limited by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.

At December 31, 2005, the Bank could pay cash dividends without prior regulatory approval.

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

The Company and the Bank are also subject to the provisions of Section 23B of the Federal Reserve Act, which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

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

Anti-Terrorism and Money Laundering Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”), as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control (the “OFAC”). These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (“FDIRA”). The FDIC must adopt rules implementing the various provisions of FDIRA by November 5, 2006.

Among other things, FDIRA changes the Federal deposit insurance system by:

•	raising the coverage level for retirement accounts to $250,000;

•	indexing deposit insurance coverage levels for inflation beginning in 2012;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (“DIF”); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment, and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging potential changes to the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

Our earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve has, and is likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The Federal Reserve affects the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject. We cannot predict the nature or impact of future changes in monetary and fiscal policies.

Item 1A.	RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. Investors should consider carefully the risks described below and the other information in this report before deciding to invest in the Company’s common stock.

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing starts in our primary market areas. If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows. Further, the banking industry in Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control. As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

If the value of real estate in our core market were to decline materially, a significant portion of our loan portfolio could become under-collateralized, which could have a material adverse effect on our business, financial condition and results of operations.

At December 31, 2005, approximately 90.55% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. With most of our loans secured by commercial and residential real estate, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions in northern Georgia may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

Opening new offices may not result in increased assets or revenues for us.

The investment necessary for branch expansion may negatively impact our efficiency ratio. There is a risk that we will be unable to manage our growth, as the process of opening new branches may divert our time and resources. There is also risk that we may fail to open any additional branches, and a risk that, if we do open these branches, they may not be profitable which would negatively impact our results of operations.

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions. We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds and other financial institutions, which operate in our primary market areas and elsewhere. Our market areas are served principally by community and regional banks.

We compete with these institutions both in attracting deposits and in making loans. In addition, we have to attract our customer base from other existing financial institutions and from new residents. Many of our competitors are well-established and much larger financial institutions. We may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification, and we have no assurance that our competitive strategy will be successful.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain, highly dependent on our executive management team of Habersham Bank, consisting of our Chief Executive Officer, David Stovall, and our President, Edward D. Ariail. This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us. Our operations will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 46.84% of our fully diluted outstanding common stock as of December 31, 2005. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors and related parties fail to perform in accordance with the terms of their loans. Our underwriting and credit monitoring procedures and credit policies, including the establishment and review of the allowance for loan losses, may not prevent unexpected losses that could materially adversely affect our results of operations.

If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. We may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classifications, volume and trends in delinquencies and non-accruals, national and local economic conditions and other pertinent information.

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $3,944,525, or 1.23% of loans, as of December 31, 2005.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize future loan charge-offs based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income. Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit. Market interest rates for loans, investments and deposits are highly sensitive to many factors beyond our control. Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further. This narrowing of interest rate spreads could adversely affect our financial condition and results of operations. In addition, we cannot predict whether interest rates will continue to remain at present levels. Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

Even though our common stock is currently traded on the Nasdaq National Market, it has substantially less liquidity than the average stock quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq National Market is relatively low when compared with larger companies listed on the Nasdaq National Market or stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares, and you may not be able to sell your shares at all.

We cannot predict the effect, if any, that future sales of our common stock in the market, or the availability of shares of common stock for sale in the market, will have on the market price of our common stock. As a result, sales of substantial amounts of our common stock in the market, or the potential for such sales, could cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

Our business strategy includes the continuation of growth plans, and our financial condition and results of operations could be negatively affected if we fail to grow or fail to manage our growth effectively.

We intend to continue pursuing a growth strategy for our business. Our ability to grow successfully will depend on a variety of factors, including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth. Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in growth stages of development. We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations. Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy. Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations and future prospects.

We may engage in new branch expansion in the future. We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard. Expansion involves a number of risks, including:

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•	the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	we may enter into new markets where we lack experience; and

•	we may introduce new products and services with which we have no prior experience into our business.

Additional growth may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations. We anticipate that our current capital resources will satisfy our capital requirements for the foreseeable future. We may at some point, however, need to raise additional capital to support our continued growth.

Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance. Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us. If we cannot raise additional capital when needed, our ability to further expand our operations could be materially impaired.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”). Our subsidiary bank is primarily regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance. Our compliance with the Federal Reserve Board, FDIC and Department of Banking and Finance regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

Changes in monetary policies may have an adverse effect on our business, financial condition and results of operations.

Our financial condition and results of operations are affected by credit policies of monetary authorities, particularly the Federal Reserve Board. Actions by monetary and fiscal authorities, could have an adverse effect on our deposit levels, loan demand or business and earnings.

As a community bank, we have different lending risks than larger banks.

We provide services to our local communities. Our ability to diversify our economic risks is limited by our own local markets and economies. We lend primarily to small to medium-sized businesses, and, to a lesser extent, individuals which may expose us to greater lending risks than those of banks lending to larger, better-capitalized businesses with longer operating histories.

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses. The classification of loans and the establishment of the allowance for loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot be certain that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all. In the future, we may not have the benefit of several recently favorable factors, such as a generally increasing interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence. If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

Natural disasters could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

The economy of northern Georgia is affected, from time to time, by tornadoes and other natural disasters. We cannot predict whether, or to what extent, damage caused by these events will affect our operations, our customers or the economies in our banking markets. However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures and loan losses.

Item 1B.	UNRESOLVED STAFF COMMENTS

None

Item 2.	PROPERTIES

The Company's principal office is located at Habersham Bank's Central Habersham office, 282 Historic Highway 441, Cornelia, Georgia. The telephone number of that office is (706) 778-1000.

Habersham Bank's North Habersham (main) office is located at 1151 Washington Street, Clarkesville, Georgia. The telephone number of that office is (706) 778-1000. Habersham Bank also has seven full-service branch offices. Its Central Habersham office is located at 282 Historic Highway 441, Cornelia, Georgia; its South Habersham office is located at 186 441 By-Pass, Baldwin, Georgia; its Cleveland Office is located at 575 South Main Street, Cleveland, Georgia; its Canton Office is located at 1925 Marietta Highway, Canton, Georgia; its Hickory Flat Office is located at 6782 Hickory Flat Highway, Canton, Georgia; its Warrenton Office is located at 217 East Main Street, Warrenton, Georgia; its Braselton Office is located at 6322 Grand Hickory Drive, Braselton, Georgia; and its two Toccoa Offices are located at 27 North Big A Road and 1150 South Big A Road. Each office has a 24-hour teller machine. Habersham Bank owns its office properties without encumbrance, with the exception of the Warrenton Office, which is leased on a month to month basis.

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

Item 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Habersham Bancorp is traded on the Nasdaq Stock Market ("Nasdaq") under the symbol HABC. At December 31, 2005, Habersham Bancorp had approximately 481 shareholders of record. The following table sets forth the high and low sale prices and the cash dividends paid on the Company's common stock on a quarterly basis for the past two fiscal years and a portion of the first quarter of 2006.

2006	High	Low	Dividends

First quarter
(through March 20, 2006)	$25.50	$21.91	$0.09

2005:	High	Low	Dividend
Fourth Quarter	$24.18	$21.50	$.08
Third Quarter	23.60	20.75	.08
Second Quarter	24.00	20.11	.08
First Quarter	23.00	20.42	.08

2004:	High	Low	Dividend
Fourth Quarter	$21.85	$19.75	$.07
Third Quarter	23.70	19.69	.07
Second Quarter	28.71	23.22	1.07
First Quarter	25.93	24.00	.07

The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Bank to the Company in any year will exceed 50% of the net earnings of the Bank for the previous calendar year. As of December 31, 2005, the Bank could declare dividends to the Company up to approximately $2,240,000 without regulatory approval.

The Company did not repurchase any of its outstanding common stock during the fourth quarter of 2005 or issue any of its equity securities without registration under the Securities Act of 1933, as amended, during 2005.

Item 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(In thousands, except share and per share data)

	For the years ended December 31
	2005	2004	2003	2002	2001
SUMMARY OF OPERATIONS
Interest income	$25,936	$20,743	$22,593	$27,137	$34,510
Interest expense	8,600	6,791	8,122	12,041	20,403
Provision for loan losses	330	483	950	1,307	1,463
Other income	3,651	4,431	3,490	3,620	2,861
Other expense	15,195	14,777	14,000	12,857	12,322

Income from continuing operations	3,813	2,343	2,296	3,447	2,375
Income (loss) from discontinued operations	-	-	-	2,337	3,109
Cumulative effect of change in accounting principle	-	-	-	-	(162)
Net earnings	$3,813	$2,343	$2,296	$5,784	$5,322

PER SHARE AMOUNTS
Earnings from continuing operations - diluted	$1.30	$.80	$.79	$1.22	$.87
Earnings (loss) from discontinued operations - diluted	-	-	-	.83	1.14
Cumulative effect of change in accounting principle - diluted	-	-	-	-	(.06)
Net earnings per common share-diluted	$1.30	$.80	$.79	$2.05	$1.95

Dividends	$.32	$1.28	$1.18	$.24	$.24

Weighted average number of common and common equivalent shares outstanding	2,938,698	2,939,951	2,895,113	2,815,972	2,729,291

AT DECEMBER 31
Total assets	$478,431	$385,933	$374,978	$429,411	$546,503
Earning assets	435,091	355,093	342,664	395,047	503,562
Loans, net	316,773	277,137	261,818	303,813	440,527
Deposits	372,762	292,957	279,600	336,526	336,360
Long-term debt	42,300	36,000	30,000	30,000	35,775
Stockholders’ equity	$50,257	$48,006	$49,229	$50,315	$43,600

RATIOS
Return on average assets	.91%	.62%	.58%	1.32%	1.22%
Return on average equity	7.76%	4.86%	4.44%	12.14%	12.80%
Dividend payout ratio	24.63%	160.00%	149.37%	11.70%	12.25%
Average equity to average assets ratio	11.77%	12.66%	13.24%	10.88%	9.55%

Balance sheet amounts have not been adjusted to reflect discontinued operations.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION

Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. (“Advantage Insurers”). Advantage Insurers, which began operations on March 31, 1997, offers a full line of property, casualty and life insurance products. The Advantage Group, Inc. and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company and as a result management’s discussion and analysis, which follows relates primarily to Habersham Bank.

The Company’s continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Gwinnett and Stephens counties in Georgia. The Company’s primary source of revenue is interest income on loans to businesses and individuals in its market area.

EXECUTIVE SUMMARY

Net earnings for 2005 were $3,813,471, representing an increase of 62.74% from 2004. Diluted earnings per share were $1.30, up $.50 per share from 2004, and return on average equity was 7.76% as compared to 4.86% for 2004.  Year-to-date net earnings were impacted by growth in the loan portfolio and the improvement in the net interest margin of Habersham Bank. Habersham Bank’s balance sheet and earnings increased during 2005 as a result of the merger on July 25, 2005 of Liberty Bank & Trust (“Liberty”) located in Toccoa, Georgia. The Liberty merger added two additional offices for Habersham Bank in the city of Toccoa and Stephens County, Georgia and approximately $23 million in assets, primarily loans, to the balance sheet. Additional income and expenses related to the operation of the Toccoa branches are reflected in the third and fourth quarter’s earnings.

Total assets of $478 million at December 31, 2005, reflect an increase of $92 million or 23.83% from $386 million at December 31, 2004. Management reported that the increase is due primarily to increases in cash and due from banks, and federal funds sold of approximately $43.3 million, in addition to increases in the loan portfolio of Habersham Bank of approximately $39.9 million. Growth in Habersham Bank’s loan portfolio was divided between internally generated growth of approximately $25.2 million and the addition of approximately $14.4 million from the merger with Liberty. An increase in deposit balances at December 31, 2005, resulted in a short-term investment in Federal Funds Sold of $36.3 million.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings and other interest-bearing liabilities. Increases on loan yields reflect the response of the Bank to the steady increases in the prime rate during 2005. The net interest margin of the Company was 4.55% in 2005 compared to 4.00% in 2004. The increase in the net interest margin is primarily due to the variable rate loan portfolio responding quicker to increases in the prime interest lending rate than the deposit portfolio. The majority of the variable rate loan portfolio is a daily adjustable rate product tied to the prime rate and can adjust immediately to prime rate increases while interest bearing deposits are primarily adjusted at maturity. Maintaining a profitable net interest margin (net interest income divided by average earning assets) continued to be the focus of management during 2005.

Net interest income for 2005 increased approximately $3,384,000 during 2005 primarily as a result of rates tied to prime in the variable rate loan portfolio adjusting to increases in the prime rate during the year. An increase in Habersham Bank’s net loan growth of $39.6 million also impacted interest income. Loan growth, primarily in the real estate lending portfolio of approximately $40.3 million was slightly offset by decreases in the commercial and consumer lending portfolios of approximately $239,000 and $156,000, respectively. Balances in the deposit portfolio increased approximately $79.8 million when compared to December 31, 2004. Noninterest bearing deposits increased approximately $48.4 million and interest earning accounts increased approximately $31.4 million. The increase in deposits was the result of new branch locations in Toccoa, which added approximately $18.7 million to Habersham Bank’s deposit portfolios and growth in branch market areas added approximately $61.1 million.

Management has developed a strategy for asset growth and expansion of its financial services through branching into selective growth markets in North Georgia. At the end of business on July 25, 2005, Habersham Bank completed its merger with Liberty Bank & Trust in Toccoa, GA (Stephens County). During the last two years, Habersham Bank has expanded into several markets upon the completion of a branch office in Braselton, Georgia (Gwinnett County) and the opening of a branch in Hickory Flat, Georgia (Cherokee County). Gwinnett and Cherokee Counties are considered to be some of the fastest growing counties in Georgia.

The following discussion sets forth the major factors that affect the Company's results of operations and financial condition. These comments should be read in conjunction with the consolidated financial statements and related notes.

This discussion contains forward-looking statements involving risks and uncertainties. Results may differ significantly from those discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, risks involving the potential adverse effect of unexpected changes in interest rates and the current interest rate environment, difficulties in expanding into new market areas, loan losses and the adequacy of the Company’s loan loss allowance, changes in regulation and legislation, competition and other risks identified in the Company’s filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING ESTIMATES

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company. These policies are described in Note 2 to the consolidated financial statements which are presented elsewhere in this annual report. Of these policies, management believes that the accounting for the allowance for loan losses is the most critical. This is because of the subjective nature of the estimates used in establishing the allowance and the effect these estimates have on the Company’s earnings. Because the allowance is replenished by means of a provision for loan losses that is charged as an expense against net earnings, the estimation of the allowance affects the Company’s earnings directly. Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment. The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations is very subjective. In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact on the estimate of losses. As described further below, under “Allowance for Loan Losses”, management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

Certain economic factors could have a material impact on the loan loss allowance determination and its adequacy. The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the determination is a consideration of concentrations in collateral which secure the loan portfolio. The Company’s loan portfolio is secured primarily by commercial and residential real estate with such loans comprising approximately 90.55% of the total loan portfolio. While there is a risk that the value of the real estate securing the loans in the portfolio could decrease during an economic recession, 21.09% of the real estate securing the loan portfolio is 1 - 4 family residential properties which are generally not as affected by downturns in the economy. The Company also has concentrations in mortgages for agribusiness purposes in the poultry industry and in commercial loans for the travel accommodation industry. See “Nonperforming Assets and Past Due Loans.”

The Company will, from time to time, make unsecured loans. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at December 31, 2005 was $7.2 million, which does not pose a significant risk to the Company.

The Company is not aware of any large loan relationships that if defaulted would have a significant impact on the allowance for loan losses.

Refer to the section entitled “Allowance for Loan Losses” for an additional discussion of the key assumptions and methods used in determining the allowance for loan losses, as well as inherent risks in estimating the allowance.

RESULTS OF OPERATIONS

Habersham Bancorp’s net earnings were $3,813,471, $2,343,273 and $2,295,962, for the years ended December 31, 2005, 2004 and 2003, respectively, with related diluted earnings per common and common equivalent share of, $1.30, $.80 and $.79, respectively, representing an increase of 62.50% from 2005 to 2004, and an increase of 1.27% from 2003 to 2004.

Net earnings represents a return on average equity of 7.76%, 4.86% and 4.44% in 2005, 2004 and 2003, respectively.

The average balance of the total loan portfolio for 2005 when compared to 2004 increased approximately $25.7 million due to increases in average balances of internally generated loans of approximately $14.3 million and the average loan balances of approximately $11.4 million generated from the addition of Liberty’s loan portfolio. The average balance of the deposit portfolio during 2005 increased approximately $31.1 million when compared to 2004. This increase in average deposits resulted from the addition of approximately $18.4 million in Liberty’s deposit portfolio and growth in the deposit portfolios at other branch offices of approximately $12.7 million. Average interest bearing and noninterest bearing deposit balances increased approximately $19.3 million and $11.8 million, respectively, when compared to average deposit balances in 2004.

The increase in earnings for the year ended December 31, 2005, when compared to the year ended December 31, 2004, was primarily due to the increase in net interest income. Net earnings was impacted by a net decrease in noninterest income of approximately $779,000 and increases in noninterest expense of approximately $418,000. Increases in other income, trust service fees and income from company-owned life insurance of approximately $344,000, $38,000 and $14,000, respectively, were offset by decreases in noninterest income relating to the sale of land and the common stock investments of approximately $879,000 and $199,000, respectively. Mortgage origination income decreased approximately $21,000 as a result of the slowing of the secondary mortgage market. A net loss of $5,654 occurred on securities sales for 2005 compared to a net gain of $51,816 for 2004.

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

NET INTEREST INCOME

Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.

	2005	2004	2003
Net interest income	$17,335,931	$13,951,914	$14,471,143

Net interest income for 2005 increased approximately $3,384,000 when compared to 2004 and decreased approximately $519,000 when compared to 2003. Fluctuations occurring in interest rates and balances in the loan, securities and deposit portfolios directly impacted net interest income. Other borrowings are also impacted by rate movements and balances. Net interest income is impacted by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings. The weighted average yield on loans was 7.62%, 6.52% and 6.94%, for the years ended December 31, 2005, 2004 and 2003, respectively. The weighted average yield on investment securities was 4.20%, 4.17% and 4.15%, for the years ended December 31, 2005, 2004 and 2003, respectively. Average yields on federal funds sold were 2.86%, 1.20% and 1.50% for the years ended 2005, 2004 and 2003, respectively. Increases in the loan yields reflect the adjustments in pricing as the Federal Reserve raised the prime interest rate during 2005.

Average balances in Habersham Bank’s loan portfolio increased during 2005, reversing a downward trend occurring during 2004. Habersham Bank increased its loan production in commercial and residential real estate secured loans during 2005 totaling approximately $39.9 million. The merger with Liberty added loans to the commercial, residential real estate mortgage and consumer portfolios totaling $6.6 million, $3.5 million and $1.3 million, respectively.

Average balances in Habersham Bank’s loan portfolio trended downward during 2004, primarily due to the maturities and payoffs of construction loans generated by BMFC totaling approximately $15.7 million in 2004. Habersham Bank has been able to replace these balances with increases in other loan categories. At December 31, 2005, approximately $625,000 of BMFC loans remained in Habersham Bank’s loan portfolio. During 2004, interest rates were declining as the prime interest rate decreased. Average investment securities balances increased during 2004, as Habersham Bank was able to invest additional cash received from the maturities and payoffs of the BMFC loans.

During 2005, interest income increased approximately $5.2 million when compared to 2004. Increases in interest income resulted from interest on loans, investments and in federal funds sold totaling approximately $4.9 million, $170,000 and $139,000, respectively. The increase in interest income from loans resulted from the impact of rising interest rates and increases in loan balances. Interest income from investment securities and federal funds sold increased primarily due to increases in balances in these investments.

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

Interest expense for 2005 increased approximately $1.8 million when compared to 2004 primarily as a result of increases within the deposit portfolios at Habersham Bank and increases in borrowing activity. The average interest-bearing deposit portfolios of certificates of deposit, Money Market & NOW accounts and savings increased approximately $13.6 million, $4.7 million and $1.0 million, respectively. During 2005, average rates on certificates of deposit, Money Market & NOW accounts and savings increased to 3.13%, 1.02% and .50%, respectively, during 2005 from 2.59%, .66% and .25%, respectively, in 2004.

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

The net interest margin of the Company was 4.55% in 2005, 4.00% in 2004 and 4.05% in 2003. The net interest margin of the Company was maintained due to close management of yields earned on loans and investment securities and on rates paid for deposits and borrowings.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

Average balances in the loan portfolio increased approximately $25.7 million when compared to 2004 average balances. At December 31, 2005, the mix of the loan portfolio had changed from the loan balance mix at December 31, 2004 with increases in the commercial and residential real estate portfolio of approximately $40.3 million offset by decreases in the commercial and consumer portfolios of approximately $239,000 and $156,000, respectively.

The increase in the commercial and residential real estate portfolio was primarily in commercial and residential construction lending of approximately $35.1 million and in commercial real estate mortgages of approximately $3.8 million. Increases in the residential real estate mortgage portfolio also totaled approximately $1.4 million.

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

Average balances of investment securities increased approximately $3.6 million or 4.75% in 2005 over 2004. The increase in investment securities was a result of purchases of approximately $18.2 million offset by proceeds from maturities, sales and calls of investment securities of approximately $16.7 million. Average federal funds sold increased approximately $3.0 million or 92.78% in 2005 over 2004. Weighted average interest yields on investment securities increased to 4.20% during 2005 from 4.17% during 2004.

An increase of approximately $6.9 million in the average balances of investment securities in 2004 over 2003 resulted from increases in U.S. treasuries and U.S. government agency bonds of approximately $7.8 million offset by decreases in municipal bonds of approximately $887,000. Weighted average interest yields on investment securities increased to 4.17% during 2004 from 4.15% during 2003.

The average balances in the deposit portfolio during 2005 increased approximately $31.1 million during 2005. Increases within the average noninterest bearing deposit balances totaled approximately $11.8 million and within the average interest-bearing deposit balances totaled approximately $19.3 million. The average interest-bearing deposit portfolios of certificates of deposit, Money Market accounts, NOW accounts and savings increased approximately $13.6 million, $4.7 million and $1.0 million, respectively. Average rates on certificates of deposit, Money market accounts, NOW accounts and savings also increased approximately to 3.13%, 1.02% and .50%, respectively, during 2005. The increase in noninterest-bearing deposit balances had a positive impact upon the net interest margin at December 31, 2005.

The average balances in the deposit portfolio during 2004 decreased approximately $10.9 million. Decreases in interest-bearing accounts of approximately $15 million were offset by increases in noninterest-bearing accounts of approximately $4.1 million. This increase in noninterest-bearing accounts allowed Habersham Bank not to aggressively pursue certificates of deposit as they matured, resulting in decreases in the certificate of deposit portfolio. The average interest rate paid on deposits declined to 1.97% in 2004 from 2.45% in 2003.

The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest-earning assets, average rates paid on interest-bearing liabilities, interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities, and net interest margin. Yields on non-taxable instruments are not reported on a tax-equivalent basis. This information is presented for the years ended December 31, 2005, 2004 and 2003.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

	2005			2004
	Average Balance	Income/ (Expense)	Average Yield/Cost	Average Balance	Income/ (Expense)	Average Yield/Cost
Interest-earning assets:
Loans, net (1)	$293,713,144	22,371,900	7.62%	$268,041,043	$17,472,126	6.52%
Investment securities (2):
Taxable	61,236,097	2,530,007	4.13%	59,403,527	2,415,647	4.07%
Tax exempt	18,280,795	807,397	4.42%	16,507,276	751,363	4.55%
Federal funds sold	6,206,271	177,491	2.86%	3,219,333	38,648	1.20%
Loans held for sale	1,270,199	49,474	3.89%	1,282,460	65,635	5.12%
Total interest-earning assets	380,706,506	25,936,269	6.81%	348,453,639	20,743,419	5.95%
Noninterest-earning assets	36,714,390			31,920,862
Total assets	$417,420,896			$380,374,501
Interest-bearing liabilities:
Money Market and NOW	$69,479,318	(710,963)	1.02%	$64,767,791	(425,621)	0.66%
Savings accounts	11,057,316	(54,899)	.50%	10,079,223	(24,528)	0.24%
Certificates of deposit	179,465,367	(5,617,424)	3.13%	165,829,698	(4,301,470)	2.59%
Total deposits	260,002,001	(6,383,286)	2.46%	240,676,712	(4,751,619)	1.97%
Short-term and other borrowings	49,097,093	(2,217,052)	4.52%	44,661,916	(2,039,886)	4.57%
Total interest-bearing liabilities	309,099,094	(8,600,338)	2.78%	285,338,628	(6,791,505)	2.38%
Noninterest- bearing deposits	55,581,576			43,795,027
Other noninterest-bearing liabilities	3,600,161			3,074,133
Total liabilities	368,280,831			332,207,788
Stockholders' equity	49,140,065			48,166,713

Total liabilities and stockholders' equity	$417,420,896			$380,374,501
Net interest income		$17,335,931			$13,951,914
Net interest margin			4.55%			4.00%

Interest rate spread			4.03%			3.57%

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

	2003
	Average Balance	Income/ (Expense)	Average Yield/Cost

Interest-earning assets:
Loans, net (1)	$282,142,667	$19,579,912	6.94%
Investment securities (2):
Taxable	51,563,715	2,040,625	3.96%
Tax exempt	17,394,027	820,122	4.71%
Federal funds sold	3,639,083	54,593	1.50%
Loans held for sale	2,523,729	97,558	3.87%
Total interest-earning assets	357,263,221	22,592,810	6.32%
Noninterest-earning assets	33,023,404
Total assets	$390,286,625
Interest-bearing liabilities:
Money Market and NOW	$57,534,840	(355,015)	.62%
Savings accounts	9,298,757	(41,537)	.45%
Certificates of deposit	188,858,305	(5,856,071)	3.10%
Total deposits	255,691,902	(6,252,623)	2.45%
Short-term and other borrowings	39,724,975	(1,869,044)	4.70%
Total interest-bearing liabilities	295,416,877	(8,121,667)	2.75%

Noninterest-bearing deposits	39,691,635
Other noninterest-bearing liabilities	3,513,987
Total liabilities	338,622,499
Stockholders' equity	51,664,126

Total liabilities and stockholders' equity	$390,286,625
Net interest income		$14,471,143
Net interest margin			4.05%
Interest rate spread			3.57%

(1)
Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 2005, 2004 and 2003. Income includes loan fees of $1,869,748, $1,393,790 and $1,277,034 for 2005, 2004 and 2003, respectively.

(2)
Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of shareholders' equity.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

	2005 vs. 2004 Increase (Decrease) Due to			2004 vs. 2003 Increase (Decrease) Due to

	Average Volume (1)	Average Rate (1)	Net	Average Volume (1)	Average Rate (1)	Net

Interest Income:
Loans	$1,673,821	$3,225,953	$4,899,774	$(978,653)	$(1,129,133)	$(2,107,786)
Investment securities:
Taxable	47,586	66,774	114,360	310,456	64,566	375,022
Tax exempt	80,695	(24,661)	56,034	(41,766)	(26,993)	(68,759)
Federal funds sold	35,843	103,000	138,843	(6,296)	(9,649)	(15,945)
Loans held for sale	(628)	(15,533)	(16,161)	(48,037)	16,114	(31,923)
Total interest-earning assets	$1,837,317	$3,355,533	$5,192,850	$(764,296)	$(1,085,095)	$(1,849,391)

Interest Expense:
Money Market and NOW	$31,096	$254,246	$285,342	$44,844	$25,762	$70,606
Savings accounts	2,347	28,024	30,371	3,512	(20,521)	(17,009)
Certificates of deposit	353,164	962,790	1,315,954	(713,887)	(840,714)	(1,554,601)
Short-term and other borrowings	202,688	(25,522)	177,166	232,036	(61,194)	$170,842
Total interest-bearing liabilities	$589,295	$1,219,538	$1,808,833	$(433,495)	$(896,667)	$(1,330,162)

Change in net interest income	$1,248,022	$2,135,995	$3,384,017	$(330,801)	$(188,428)	$(519,229)

1)	The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest income decreased approximately $779,000 during 2005. Noninterest income for 2004 included gains recorded on the sale of land and investments in common stock of Georgia Community Life Insurance Company and Southeast Bankcard Association Inc. of approximately $879,000 and $199,000, respectively. Without the gains reported in 2004, noninterest income during 2005 increased approximately $299,000. Increases occurred primarily in other income, trust service fees and income from company-owned life insurance of approximately $344,000, $38,000 and $14,000, respectively were offset by decreases in mortgage origination income of approximately $21,000 as a result of the slowing of the secondary mortgage market and a decrease in service charges on deposit accounts and in other service charges of approximately $33,000. The majority of the increase of $344,000 in other income resulted from the additional rental income received from the other real property of approximately $185,000, an increase in data processing income of approximately $20,000, an increase in safe deposit box rent of approximately $14,000 and an increase of approximately $7,000 from twelve months of rental income from the Waleska property. A net loss of $5,654 occurred on securities sales for 2005 compared to a net gain of $51,816 for 2004.

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

Noninterest expense in 2005 increased approximately $418,000 or 2.83% as compared to 2004. Increases in salaries and employee benefits, occupancy expenses, other operating expenses and computer expenses, totaled approximately $212,000, $95,000, $80,000 and $30,000, respectively. These increases were primarily due to the Liberty merger which occurred July 25, 2005. The merger increased the number of employees with additional salary and benefit expenses, additional occupancy and data processing expenses.

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

INCOME TAX EXPENSE

Income tax expense for the periods ended December 31, 2005, 2004 and 2003 was approximately $1,649,000, $780,000 and $715,000, respectively. The effective tax rate for the periods ended December 31, 2005, 2004 and 2003 was 30.19%, 24.97% and 23.76%, respectively. Tax-exempt income on investment securities in municipal bonds for the period ended December 31, 2005, 2004 and 2003 was 14.78%, 24.06% and 27.23% of pre-tax income, respectively. Income tax expense for the years ended December 31, 2005, 2004 and 2003 is more fully explained in note 13 to the consolidated financial statements.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents a reserve for probable losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, non-accruing, past due and other loans that management believes require special attention. The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. As such, the accounting policy followed in the determination of the allowance is considered a critical accounting policy. See “Critical Accounting Estimates.”

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

For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated allowances, the Company has established an unallocated allowance of approximately $179,000 at December 31, 2005. The basis for the unallocated allowance is due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions.

The allowance for loan losses allocation is based on subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The allocation of the allowance for loan losses by loan category at December 31, 2005, 2004, 2003, 2002 and 2001 is as follows:

	2005		2004		2003		2002		2001
	Amount	Percent of Loans to Total loans	Amount	Percent of Loans to Total loans	Amount	Percent of Loans to Total loans	Amount	Percent of Loans to Total loans	Amount	Percent of Loans to Total loans

Commercial, financial and agricultural	$69,844	5.2%	$366,110	5.9%	$411,359	5.5%	$372,075	5.6%	$859,875	7.3%
Real estate	2,714,789	90.5%	2,564,713	89.1%	2,315,343	88.3%	2,214,516	87.5%	1,968,745	84.8%
Installment loans to individuals	981,002	4.3%	629,068	5.0%	618,639	6.2%	724,794	6.9%	598,657	7.9%
Unallocated	178,890	-	74,752	-	297,761	-	221,924	-	174,600	-
Total	$3,944,525	100.0%	$3,634,643	100.0%	$3,643,102	100.0%	$3,533,309	100.0%	$3,601,877	100.0%

The Company's provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period. The provision for loan losses was $330,000 in 2005 as compared to $482,500 in 2004. A decrease in the provision for loan losses expense was determined to be appropriate due to the decrease in net charge-offs for 2005. Net charge-offs totaled approximately $235,000 compared to $491,000 in 2004.

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

The following table summarizes, for each of the years in the five year period ended December 31, 2005, selected information related to the allowance for loan losses.

	2005	2004	2003	2002	2001
Balance of allowance for loan losses at beginning of period	$3,634,643	$3,643,102	$3,533,309	$3,601,877	$3,189,187
Liberty Bank and Trust allowance	215,079	-	-	-	-
Charge-offs:
Commercial, financial and agricultural	(44,799)	(145,422)	(329,905)	(372,583)	(481,978)
Real estate	(113,310)	(427,365)	(137,861)	(470,433)	(283,163)
Installment loans to individuals	(273,935)	(228,331)	(660,230)	(670,977)	(444,584)
Other	(12,307)	(11,074)	(20,279)	(33,729)	(47,415)
Total charge-offs	(444,351)	(812,192)	(1,148,275)	(1,547,722)	(1,257,140)
Recoveries:
Commercial, financial and agricultural	29,952	56,558	130,864	25,759	63,451
Real estate	45,409	143,308	45,581	25,244	24,720
Installment loans to individuals	131,120	114,624	125,179	112,017	105,671
Other	2,673	6,743	6,444	9,134	12,988
Total recoveries	209,154	321,233	308,068	172,154	206,830
Net charge-offs	(235,197)	(490,959)	(840,207)	(1,375,568)	(1,050,310)

Provision for loan losses	330,000	482,500	950,000	1,307,000	1,463,000
Balance of allowance for loan losses at end of period	$3,944,525	$3,634,643	$3,643,102	$3,533,309	$3,601,877
Average amount of loans	$293,713,144	$268,041,043	$282,142,667	$306,940,750	$333,320,432
Ratio of net charge-offs during the period to average loans outstanding during the period	.08%	.18%	.30%	.45%	.32%

Ratio of allowance to total year-end loans	1.23%	1.29%	1.37%	1.15%	1.11%

During 2005, charge-offs of consumer loans, real estate secured loans and commercial loans which totaled approximately $286,000, $113,000 and $45,000, were offset by recoveries of $134,000, $45,000 and $30,000, respectively.  During 2004, charge-offs of real estate secured loans, consumer loans and commercial loans which totaled approximately $427,000, $239,000 and $145,000, were offset by recoveries of $143,000, $121,000 and $57,000, respectively.  The number and the average balance of charge-offs during 2005 and 2004 by category follows:

	2005		2004
Category	Number Average Charge-off		Number Average Charge-off
Real estate	5	$22,662	15	$28,466
Consumer	74	3,868	55	4,345
Commercial	4	11,200	10	14,500

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

	2005	2004	2003	2002	2001

Commercial, financial and agricultural	$16,465,079	$16,673,310	$14,651,171	$17,070,602	$23,921,875
Real estate - construction	120,872,011	79,683,839	50,134,674	106,759,853	119,663,535
Real estate - mortgage	169,645,585	170,504,085	184,348,892	162,281,200	156,022,201
Installment loans to individuals	13,751,608	13,927,123	16,355,654	21,294,151	25,531,911
Total	$320,734,283	$280,788,357	$265,490,391	$307,405,806	$325,139,522

Loans increased approximately $39.9 million or 14.21% at December 31, 2005 as compared to December 31, 2004. Increases in real estate construction lending totaling approximately $41.2 million were offset by maturity and payoffs in real estate mortgages, consumer and commercial loans.

Loans increased approximately $15.3 million or 5.76% at December 31, 2004 as compared to December 31, 2003. Increases in real estate construction and commercial lending totaling approximately $31.5 million were offset by maturity and payoffs of real estate mortgages and consumer loans.

The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 2005.

LOAN MATURITY:	DUE IN ONE YEAR	DUE AFTER ONE THROUGH FIVE YEARS	DUE AFTER FIVE YEARS	TOTAL
Commercial, financial and agricultural	$13,018,184	$3,398,456	$48,439	$16,465,079
Real estate - construction .	120,056,061	815,950	-	120,872,011
Real estate - mortgage	141,747,549	27,263,147	634,889	169,645,585
Installment loans to individuals	6,385,491	7,303,660	62,457	13,751,608
TOTAL	$281,207,285	$38,781,213	$745,785	$320,734,283

LOAN INTEREST RATE SENSITIVITY:
Loans with:
Predetermined interest rates .	$57,102,402	$38,781,213	$745,785	$96,629,400
Floating or adjustable interest rates	224,104,883	-	-	224,104,883
TOTAL	$281,207,285	$38,781,213	$745,785	$320,734,283

NONPERFORMING ASSETS AND PAST DUE LOANS

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans, and other real estate owned. Accrual of interest is discontinued when either principal or interest becomes 90 days past due, unless the loan is both well secured and in the process of collection, or when in management’s opinion, reasonable doubt exists as to the full collection of interest or principal. Income on such loans is then recognized only to the extent that cash is received and where the future collection of principal is probable.

The following table sets forth the totals of nonperforming assets, selected ratios, and accruing loans past due 90 days or more at December 31 for each of the last five years.

NONPERFORMING ASSETS:	2005	2004	2003	2002	2001

Accruing loans 90 days past due	$799,128	$381,670	$503,954	$2,178,898	$3,031,122
Nonaccrual loans	363,003	3,252,464	2,299,796	2,115,485	2,097,964
Restructured loans	130,613	119,031	26,217	492,064	689,510
Other real estate owned	2,773,662	1,289,880	2,634,673	3,197,020	4,685,704
Total nonperforming assets	$4,066,406	$5,043,045	$5,464,640	$7,983,467	$10,504,300

RATIOS:
Nonperforming loans (excluding restructured loans) to total loans	.36%	1.29%	1.06%	1.40%	1.58%
Nonperforming assets to total loans plus other real estate owned	1.27%	1.79%	2.04%	2.57%	3.18%
Allowance to nonperforming loans	305.13%	96.84%	128.73%	73.82%	61.90%

Nonperforming assets decreased approximately $977,000 or 19.37% from December 31, 2004 to December 31, 2005. The decrease was primarily due to decreases in nonaccrual loans of approximately $2,889,000 offset by increases in other real estate owed, accruing loans 90 days past due and restructured loans of approximately $1,484,000, $417,000 and $12,000, respectively.

Nonperforming assets decreased approximately $422,000 or 7.72% from December 31, 2003 to December 31, 2004. The decrease was primarily due to decreases in other real estate owned and accruing loans 90 days past due of approximately $1,345,000 and $122,000, respectively, offset by increases in nonaccrual and restructured loans of approximately $953,000 and $93,000, respectively.

Loans classified as 90 days past due increased approximately $417,000 from December 31, 2004 to December 31, 2005. The decrease is the net result of the following changes:

Balance at December 31, 2004	$381,670
New loans classified to 90 days past due status	1,990,730
90 days past due loans charged-off	(68,317)
Payments received	(1,504,955)
Balance at December 31, 2005	$799,128

The following summarizes accruing loans 90 days past due at December 31, 2005:

Balance at December 31, 2005	Number	Type
Real estate secured loans	6	$633,988
Consumer loans	5	165,140
Total accruing loans 90 days past due	11	$799,128

The Company had impaired loans of $363,003 and $3,252,464 at December 31, 2005 and 2004, respectively. Impaired loans consist of loans on nonaccrual status. The increase is the net result of the following changes:

Balance at December 31, 2004	$3,252,464
Advances	78,502
Loans reclassified to non-accrual status	896,312
Payments received on non-accrual loans	(145,301)
Nonaccrual loans charged-off	(243,647)
Nonaccrual loans reclassified to other real estate	(2,862,922)
Nonaccrual loan reclassified back to accrual status	(612,405)
Balance at December 31, 2005	$363,003

The decrease in loans on nonaccrual status during 2005 was primarily due to the foreclosure of one loan collateralized by multi-family residential property of approximately $2,471,000 during the first quarter of 2005. At December 31, 2005, non-accrual loans consisted of twelve loans secured by residential real estate and four consumer loans totaling approximately $296,001 and $67,002, respectively.

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

During 2005, one loan was added to the restructured loan listing for approximately $20,000, offset by payments received of approximately $8,000.

Restructured loans increased during 2004 due to the restructuring of two loans secured by residential real estate of approximately $119,000, offset by one loan of approximately $26,000 which was paid off.

The Company’s other real estate consists of eight properties totaling approximately $2,774,000 at December 2005 and eleven properties totaling approximately $1,290,000 at December 31, 2004. The increase was primarily due to the foreclosure of one commercial loan collateralized by a multi-family residential property totaling approximately $2,471,000 and eight loans collateralized by residential real estate totaling approximately $556,000 offset by the sale of thirteen properties totaling approximately $1.5 million. At December 31, 2005, the Company’s other real estate consisted of the following:

	Number of Properties	Amount
Multi-family residential	1	$2,470,498
Commercial properties	2	157,108
1-4 Family residential properties	4	118,056
Lot	1	28,000
		$2,773,662

The multi-family resident property has an appraised value of approximately $2.6 million and is being actively marketed. During 2005, Habersham Bank managed the property with rental income offsetting the maintenance expenses.

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

Accrual of interest is discontinued when either principal or interest becomes 90 days past due unless the loan is both well secured and in the process of collection, or in management's opinion, when reasonable doubt exists as to the full collection of interest or principal. Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $73,603, $271,446 and $217,088 in 2005, 2004 and 2003, respectively, compared with interest income recognized of $37,569, $169,648 and $113,450, respectively.

At December 31, 2005, the Company had no significant loans which management designated as potential problem loans which have not been disclosed above as nonaccrual or past due loans.

Habersham Bank held a concentration in mortgages for agribusiness purposes in the poultry industry which totaled approximately $4.4 million and $5.9 million at December 31, 2005 and 2004, or approximately 1.39% and 2.13% of total net loans at December 31, 2005 and 2004, respectively. These mortgages for agribusiness purposes are primarily secured by real estate consisting of residences, poultry houses and equipment. None of the mortgages are considered individually significant. Habersham Bank also held a concentration in commercial loans for the travel accommodation industry which total approximately $14.8 million and $22 million, or approximately 4.62% and 7.94% of total net loans at December 31, 2005 and 2004, respectively. These loans are primarily secured by commercial real estate.

INVESTMENT SECURITIES

The Company has classified its investment securities as available for sale and held to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 2005 approximately $73.1 million of investment securities were classified as available for sale. Approximately $985,000 of net unrealized loss, net of income taxes, was included in shareholders' equity related to available for sale investment securities.

The following table sets forth the carrying amounts of investment securities at December 31, 2005, 2004 and 2003.

	2005	2004	2003
Investment securities available for sale:
U.S. treasury	$22,442,975	$14,621,301	$14,667,221
U.S. government agencies	34,365,696	41,005,664	45,272,660
State and political subdivisions	15,997,351	14,017,690	12,194,882
Other investments	309,210	668,830	677,868
Total	$73,115,232	$70,313,485	$72,812,631
Investment securities held to maturity:
U.S. government agencies	$100,164	$144,900	$193,008
State and political subdivisions	3,287,285	3,966,141	4,666,705
Total	$3,387,449	$4,111,041	$4,859,713

The following table sets forth the maturities of debt investment securities at carrying value at December 31, 2005 and the related weighted yields.

	MATURING IN
	ONE YEAR OR LESS	1-5 YEARS	5-10 YEARS	AFTER 10 YEARS
Investment securities available for sale:

Carrying value:
U.S. treasury	$123,101	$3,928,153	$12,780,181	$5,611,540
U.S. government agencies	20,073	2,011,353	2,619,981	29,714,289
State and political subdivisions	-	2,189,410	5,558,418	8,249,523

Weighted average yields:

U.S. treasury	3.07%	4.01%	4.76%	5.18%
U.S. government agencies	4.78%	3.67%	3.98%	4.52%
State and political subdivisions	-%	4.06%	4.32%	4.19%

Investment securities
held to maturity:

Carrying value:
U.S. government agencies	$-	$26,696	$56,857	$16,611
State and political subdivisions	-	1,666,428	670,308	950,549

Weighted average yields:
U.S. government agencies	-%	6.03%	8.34%	6.92%
State and political subdivisions	-%	4.58%	4.76%	4.82%

No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's shareholders’ equity at December 31, 2005.

DERIVATIVE INSTRUMENTS

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

At December 31, 2005 and 2004, the swaps are being accounted for as cash flow hedges and the fair values are included in other comprehensive income, net of taxes. At December 31, 2005, Habersham Bank recorded an asset for approximately $80,000 to reflect the fair value of the swaps. At December 31, 2004, Habersham Bank recorded a liability for approximately $123,000 to reflect the fair value of the swaps. No hedge ineffectiveness from these cash flow hedges was recognized in the consolidated statement of earnings.

Refer to Note 12 of the consolidated financial statements for a more complete description of the use of derivatives and hedging activities.

DEPOSITS

Average deposits increased approximately $31.1 million and decreased approximately $10.9 million during 2005 and 2004, respectively.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the years ended December 31, 2005, 2004 and 2003.

	2005 AVG. AMT OUTSTANDING	AVG RATE	2004 AVG. AMT OUTSTANDING	AVG RATE	2003 AVG. AMT OUTSTANDING	AVG RATE
Interest-bearing demand deposits	$69,479,318	1.02%	$64,767,791.66%		$57,534,840.62%
Saving deposits	11,057,316.50%		10,079,223.24%		9,298,757.45%
Noninterest-bearing demand deposits	55,581,576	n/a	43,795,027	n/a	39,691,635	n/a
Time deposits	179,465,367	3.13%	165,829,698	2.59%	188,858,305	3.10%
Total average deposits	$315,583,577		$284,471,739		$295,383,537

At December 31, 2005, time certificates of deposit of $100,000 or more totaled $88,428,060. The maturities of all time certificates of deposit over $100,000 are as follows:

3 months or less	$8,687,017
Over 3 but less than 6 months	32,918,334
Over 6 but not more than 12 months	27,433,727
Over 1 year but not more than 5 years	19,388,982
TOTAL	$88,428,060

BORROWINGS

Total borrowings increased approximately $9.9 million during 2005 compared to 2004 primarily due to increases in Federal home Loan Bank advances and in securities sold under repurchase agreements of approximately $6.3 million and $3.6 million, respectively.

Total borrowings decreased approximately $1.3 million during 2004 compared to 2003 primarily due to decreases in securities sold under repurchase agreements of approximately $7.5 million offset by increases in Federal Home Loan Bank advances of $6 million.

The composition of FHLB advances is more fully explained in Note 11 to the consolidated financial statements.

At December 31, 2005 and 2004, the Company had available repurchase agreement line of credit commitments with a regional bank totaling $2,736,000 and $10,085,000, respectively, of which none was advanced. The Company also had available repurchase agreement line of credit commitments with another regional bank totaling $180,000 and $1,667,000 at December 31, 2005 and 2004 of which none was advanced.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2005 and 2004, that the Company meets all capital adequacy requirements to which it is subject.

As of December 31, 2005, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2005 follow (in thousands):

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of December 31, 2005
Total Capital (to risk-weighted assets):
Company	$50,988	14.29%	$28,536	8%	N/A	N/A
Habersham Bank	47,720	13.49%	28,302	8%	$35,377	10%

Tier I Capital (to risk-weighted assets):
Company	$47,043	13.19%	$14,268	4%	N/A	N/A
Habersham Bank	43,775	12.37%	14,151	4%	$21,226	6%

Tier I Capital (to average assets):
Company	$47,043	10.30%	$18,271	4%	N/A	N/A
Habersham Bank	43,775	9.69%	18,079	4%	$22,599	5%

While management believes that the current level of capital is sufficient for the current and foreseeable needs of the Company, capital needs are continually evaluated by management.

Cash dividends were paid at a rate of $.08 per share in March, June, September and December of 2005.

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

The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Bank to the Company in any year will exceed 50% of the net earnings of the Bank for the previous calendar year. As of December 31, 2005, the Bank could declare dividends to the Company up to approximately $2,240,000 without regulatory approval.

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

INTEREST RATE SENSITIVITY ANALYSIS

INTEREST-EARNING ASSETS:	DUE IN THREE MONTHS	DUE AFTER THREE THROUGH SIX MONTHS	DUE AFTER SIX THROUGH TWELVE MONTHS	DUE AFTER ONE THROUGH FIVE YEARS	DUE AFTER FIVE YEARS	TOTAL

Federal Funds Sold	$36,320,000	$-	$-	$-	$-	$36,320,000
Investment securities	-	-	143,175	9,822,040	66,537,466	76,502,681
Loans	235,580,582	25,338,231	20,288,472	38,781,213	745,785	320,734,283
Total interest-earning assets	271,900,582	25,338,231	20,431,647	48,603,253	67,283,251	433,556,964

INTEREST-BEARING LIABILITIES:

Deposits:
Money Market and NOW	72,307,257	-	-	-	-	72,307,257
Savings	12,297,543	-	-	-	-	12,297,543
Certificates of deposit	23,631,441	73,364,364	48,059,417	50,404,336	-	195,459,558
Borrowings	22,498,765	-	5,000,000	4,000,000	20,000,000	51,498,765
Total interest-bearing liabilities	130,735,006	73,364,364	53,059,417	54,404,336	20,000,000	331,563,123

Excess (deficiency) of interest-earning assets over interest- bearing liabilities	$141,165,576	$(48,026,133)	$(32,627,770)	$(5,801,083)	$47,283,251	$101,993,841

Cumulative gap	$141,165,576	$93,139,443	$60,511,673	$54,710,590	$101,993,841

Ratio of cumulative gap to total cumulative earning- assets	51.92%	31.33%	19.05%	14.94%	23.52%
Ratio of interest-earning assets to interest-bearing liabilities	207.98%	145.63%	123.53%	117.56%	130.76%

The Company’s strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 80% to 120% at the less-than one-year-time frame. At December 31, 2005, the Company’s ratio of interest-earning assets to interest-bearing liabilities was 123.53%. Efforts are underway to bring this ratio back into the 80% to 120% range. The interest rate sensitivity analysis has a positive one-year gap of approximately $60.5 million (excess of interest-earning assets to interest-bearing liabilities repricing within one year). The Company’s experience has shown that NOW, Money Market, and savings deposits of approximately $84.6 million are less sensitive to short term rate movements.

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

The table below presents in tabular form the contractual balances and the estimated fair value of the Company’s balance sheet fixed rate financial instruments and their expected maturity dates as of December 31, 2005. Variable rate financial instruments are presented at their next rate change date. The expected maturity categories take into consideration historical prepayments experience as well as management’s expectations based on the interest rate environment as of December 31, 2005.

MARKET RISK INFORMATION (in thousands)
	Principal/Notional Amount Maturing in:							Fair
	2006	2007	2008	2009	2010	Thereafter	Total	Value
Rate-sensitive assets:
Fixed interest rate loans	$57,102	$16,025	$8,683	$5,262	$8,811	$746	$96,629	$90,596
Average interest rate	6.73%	7.29%	7.44%	6.95%	6.42%	9.59%	6.50%

Variable interest rate loans	224,105	-	-	-	-	-	224,105	224,105
Average interest rate	7.79%	-%	-%	-%	-%	-%	7.79%

Fixed interest rate securities	143	1,563	2,076	1,623	7,109	63,113	75,627	75,754
Average interest rate	3.86%	4.02%	3.93%	3.95%	4.08%	4.57%	4.48%

Variable interest rate securities	71	-	-	-	-	495	566	566
Average interest rate	4.53%	-%	-%	-%	-%	4.30%	4.33%

Rate-sensitive liabilities:
Savings and interest-bearing deposits	84,605	-	-	-	-	-	84,605	84,605
Average interest rate	.50%	-%	-%	-%	-%	-%	.50%

Fixed interest rate time deposits	144,955	24,655	9,650	12,399	3,794	7	195,460	195,815
Average interest rate	3.49%	3.75%	3.71%	4.25%	4.71%	3.15%	3.61%

Fixed interest rate
Borrowings	5,000	-	4,000	-	13,000	10,000	32,000	32,642
Average interest rate	4.32%	-%	4.18%	-%	5.52%	4.93%	4.98%

Variable interest rate borrowings	4,300	-	-	6,000	-	-	10,300	10,300
Average interest rate	4.44%	-%	-%	4.61%	-%	-%	4.54%

Equity securities of $354,181 are subject to changes in market values.

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

The Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30,000,000. At December 31, 2005, there were no federal funds purchased from other financial institutions. The Company can borrow funds from the FHLB, subject to eligible collateral of loans. At December 31, 2005, our maximum borrowing capacity from the FHLB was $42,610,000 and the Company had outstanding borrowings of $42,300,000 leaving available unused borrowing capacity of $310,000. In addition, the Company has made arrangements with commercial banks for short-term advances up to $2,916,000 under repurchase agreement lines of credit of which none was advanced at December 31, 2005.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayment of loans are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Habersham Bank's liquidity policy requires a minimum ratio of 20% of cash and certain short-term investments to net withdrawable deposit accounts. The Bank’s liquidity ratios at December 31, 2005 and 2004 were 28.43% and 28.30%, respectively.

OFF-BALANCE SHEET COMMITMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case by case basis. At December 31, 2005, the Company had outstanding loan commitments approximating $78,272,000 and standby letters of credit approximating $7,959,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowing from other financial institutions.

CONTRACTUAL OBLIGATIONS

The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases as well as the Company’s contractual obligations, consisting of deposits, FHLB advances and borrowed funds by contractual maturity date.

	2006	2007	2008	2009	2010

Commitments to fund loans held for sale	$407,720	-	-	-	-
Commitments on lines of credit	77,864,058	-	-	-	-
Standby letters of credit	7,959,023	-	-	-	-
Commitments under lease agreements	315,156	315,156	302,466	233,131	4,330
Deposits	322,357,618	24,651,471	9,649,758	12,398,953	3,697,115
FHLB advances	9,300,000	-	4,000,000	6,000,000	13,000,000
Short-term borrowings	775,442	-	-	-	-
Federal funds purchased and securities sold under repurchased agreements	8,423,323	-	-	-	-
Total commitments and contractual obligations	$427,402,340	$24,966,627	$13,952,224	$18,632,084	$16,701,445

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

The common stock of the Company is traded on the Nasdaq Stock Market (“Nasdaq”) under the symbol HABC. At December 31, 2005, the Company had approximately 481 shareholders of record. The following table sets forth the high and low sales prices, and the cash dividends paid on, the Company’s common stock on a quarterly basis for the last two fiscal years.

2005:	High	Low	Dividend
Fourth Quarter	$24.18	$21.50	$.08
Third Quarter	23.60	20.75	.08
Second Quarter	24.00	20.11	.08
First Quarter	23.00	20.42	.08

2004:	High	Low	Dividend
Fourth Quarter	$21.85	$19.75	$.07
Third Quarter	23.70	19.69	.07
Second Quarter	28.71	23.22	1.07
First Quarter	25.93	24.00	.07

The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Bank to the Company in any year will exceed 50% of the net earnings of the Bank for the previous calendar year. As of December 31, 2005, the Bank could declare dividends to the Company up to approximately $2,240,000 without regulatory approval.

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of the Company and subsidiaries as of December 31, 2005 and 2004, the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income, and cash flows and notes to the consolidated financial statements for each of the years in the three year period ended December 31, 2005, the report issued thereon by the Company’s independent auditors and quarterly financial data (unaudited) are incorporated herein by reference to the Company’s 2005 Annual Report to Shareholders and are attached as Exhibit 13 hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls during the last fiscal quarter of 2005, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Item 9B.	OTHER INFORMATION

On December 17, 2005, the Compensation Committee set the following annual base salaries for the following executive officers for 2006:
David Stovall:	$255,006
Edward Ariail:	$161,404
Bonnie Bowling:	$155,325
Karen Ward:	$104,197

PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

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

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2005.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	367,750	$20.98	316,799
Equity compensation plans not approved by security holders	0	0	0
Total	367,750	$20.98	316,799

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

See the attached Exhibit Index, appearing behind the signature page to this report, for the exhibits required by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HABERSHAM BANCORP (Registrant)

	/s/ David D. Stovall	Date:	March 29, 2006
By:	Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Arrendale, III	Chairman of the Board and Director	March 29, 2006

/s/ David D. Stovall	Director, President and Chief Executive Officer *	March 29, 2006

/s/ Edward D. Ariail	Director, Vice President and Corporate Secretary	March 29, 2006

/s/ Michael C. Martin	Director	March 29, 2006

/s/ James A. Stapleton, Jr.	Director	March 29, 2006

/s/ Calvin R. Wilbanks	Director	March 29, 2006

/s/ Michael L. Owen	Director	March 29, 2006

/s/ Ben F. Cheek, III	Director	March 29, 2006

/s/ Annette Banks	Vice President and Chief Financial Officer **	March 29, 2006

*	Principal executive officer.
**	Principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and restated Articles of Incorporation of Habersham Bancorp, as amended by amendment dated April 16, 1988 (1) and further amended by amendment dated April 15, 2000 (2)

3.2	By-laws of Habersham Bancorp, as amended by resolutions dated January 29, 2000 (3)

10.1*	Habersham Bancorp 401(k) Summary Plan Description

10.2*	Form of Director Supplemental Retirement Plan Agreement and Split Dollar Endorsement, with summary of terms specific to each director (3)

10.3*	Habersham Bancorp Outside Directors Stock Option Plan (4)

10.3(a)*	Form of option agreement under Habersham Bancorp Outside Directors Stock Option Plan (5)

10.4*	Habersham Bancorp 1996 Incentive Stock Option Plan, (6) as amended by the First Amendment thereto dated January 29, 2000 (7)

10.4(a)*	Form of incentive stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan (3)

10.4(b)*	Form of non-qualified stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan (3)

10.5*	Form of Split Dollar Agreement and Collateral Assignment dated January 1, 1991, with summary of terms applicable to Mr. Ariail and Mr. Stovall (3)

10.6*	Habersham Bancorp 2005 Stock Option Plan (8)

10.6(a)*	Form of non-qualified stock option award pursuant to the 2005 Stock Option Plan (9)

10.6(b)*	Form of Incentive Stock Option award pursuant to the 2005 Stock Option Plan (10)

13.0	Audited Consolidated financial statements and notes thereto contained in the Habersham Bancorp 2005 Annual Report and quarterly financial data (unaudited)

14.0	Code of Ethics (11)

21.0	Subsidiaries of Habersham Bancorp (11)

23.1	Consent of Porter Keadle Moore, LLP

23.2	Consent of KPMG LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.0	Report of Independent Registered Public Accounting Firm.

(1)	Incorporated herein by reference to Exhibit 3(a) in Amendment No. 1 to Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915)

(2)	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13153)

(3)	Incorporated here in by reference to Exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-13153)

(4)	Incorporated herein by reference to Appendix B to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(5)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(6)	Incorporated herein by reference to Appendix A to the Registrant’s 1996 Proxy Statement for its Annual Meeting of the Shareholders (File No. 0-13153)

(7)	Incorporated herein by reference to Appendix A to the Registrant’s 2000 Proxy Statement for its Annual Meeting of Shareholders filed on Schedule 14A (File No. 0-13153)

(8)	Incorporated herein by reference to Appendix A to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(11)	Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13153)

*	Indicates the Registrant’s plans, management contracts and compensatory arrangements.