Form 10-Q
period 2006-03-31
HABERSHAM BANCORP
filed 2006-05-15
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one)

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,930,990 shares, common stock, $1.00 par value, as of April 20, 2006

Item. 1	Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	MARCH 31, 2006	DECEMBER 31, 2005

Cash and due from banks	$10,857	$16,546
Federal funds sold	28,739	36,320
Total cash and cash equivalents	39,596	52,866

Investment securities available for sale (cost of $80,003 at March 31, 2006 and $74,607 at December 31, 2005)	78,323	73,115
Investment securities held to maturity (estimated fair value of $3,490 at March 31, 2006 and $3,514 at December 31, 2005)	3,384	3,388
Other investments	3,365	3,375

Loans held for sale	1,579	2,119

Loans	318,475	320,718
Less allowance for loan losses	(3,940)	(3,945)
Loans, net	314,535	316,773

Goodwill	3,550	3,550
Other assets	24,845	23,245
TOTAL ASSETS	$469,177	$478,431

LIABILITIES
Noninterest-bearing deposits	$46,744	$92,698
Interest-bearing deposits	320,795	280,064
Total deposits	367,539	372,762

Short-term borrowings	86	776
Federal funds purchased and securities sold under repurchase agreements	7,512	8,423
Federal Home Loan Bank Advances	38,000	42,300
Other liabilities	4,713	3,913
TOTAL LIABILITIES	417,850	428,174

STOCKOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,930,240 shares issued at March 31, 2006 and 2,921,240 shares issued at December 31, 2005	2,930	2,921
Additional paid-in capital	14,886	14,723
Retained earnings	34,552	33,545
Accumulated other comprehensive(loss)income	(1,041)	(932)
TOTAL STOCKHOLDERS’ EQUITY	51,327	50,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$469,177	$478,431

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Uaudited) For the Three-Month Periods Ended March 31, 2006 and 2005
(dollars in thousands, except per share amounts)

	2006	2005
INTEREST INCOME
Loan interest and fees on loans	$6,885	$4,692
Taxable investment securities	649	591
Tax exempt securities	212	193
Federal funds sold	161	49
Other	57	38
TOTAL INTEREST INCOME	7,964	5,563

INTEREST EXPENSE
Time deposits, $100,000 and over	769	385
Other deposits	1,596	931
Short-term and other borrowings, primarily FHLB advances	519	537
TOTAL INTEREST EXPENSE	2,884	1,853

NET INTEREST INCOME	5,080	3,710
Provision for loan losses	-	120

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,080	3,590

NONINTEREST INCOME
Mortgage origination income	186	232
Service charges on deposits	174	152
Other service charges and commissions	67	63
Investment securities (losses) gains, net	(5)	(17)
Other income	421	377
Total noninterest income	843	807

NONINTEREST EXPENSE
Salary and employee benefits	2,294	1,944
Occupancy	557	464
Computer services	154	93
General and administrative expense	1,074	923
Total noninterest expense	4,079	3,424

EARNINGS BEFORE INCOME TAXES	1,844	973
Income tax expense	573	267
NET EARNINGS	$1,271	$706

NET EARNINGS PER COMMON SHARE - BASIC	$.43	$.24
NET EARNINGS PER COMMON SHARE - DILUTED	$.43	$.24

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING	2,926,446	2,900,942
WEIGHTED AVERAGE NUMBER OF COMMON AND COMMON EQUIVALENT SHARES OUTSTANDING	2,963,888	2,932,234

Dividends per share	$.09	$.08

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three-Month Periods Ended March 31, 2006 and 2005
(dollars in thousands)

	2006	2005

NET EARNINGS	$1,271	$706

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (losses) gains on investment securities available for sale arising during the period	(229)	(901)

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	59	149

Reclassification adjustment for (gains) losses on investment securities available for sale	5	17

Total other comprehensive income (loss), before tax	(165)	(735)

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:
Unrealized holding (losses) gains on investment securities available for sale arising during the period	78	306

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(20)	(50)

Reclassification adjustment for (gains) losses on investment securities available for sale	(2)	(6)

Total income taxes related to other comprehensive income (loss)	56	250

Total other comprehensive (loss) income, net of tax	(109)	(485)

Total comprehensive (loss) income	$1,162	$221

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 2006 and 2005
(dollars in thousands)

	2006	2005

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$2,522	$205

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	1,505	1,982
Proceeds from sale and call	815	468
Purchases	(7,802)	(5,371)
Investment securities held to maturity:
Proceeds from maturity	7	11
Proceeds from call	-	275
Other investments:
Proceeds from sale	194	-
Purchases	(183)	(623)
Net (increase) decrease in loans	2,099	4,366
Purchases of premises and equipment	(1,236)	(185)
Proceeds from sale of other real estate	24	310
Net cash (used by) provided by investing activities	(4,577)	1,233

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(5,223)	5,540
Net increase (decrease) in short-term borrowings	(689)	9
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(911)	3,802
Repayment of FHLB advances	(4,300)	-
Issuance of common stock	172	18
Cash dividends paid	(264)	(232)
Net cash (used by) provided by financing activities	(11,215)	9,137

Decrease (increase) in cash and cash equivalents	(13,270)	10,575

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	52,866	9,559
CASH AND CASH EQUIVALENTS: END OF PERIOD	$39,596	$20,134

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:

Other real estate acquired through loan foreclosures	$140	$2,528
Change in components of other comprehensive income	(109)	(485)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The condensed consolidated financial statements included herein should be read in conjunction with the Company's 2005 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005.

2.	Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2005. The Company has consistently followed those policies in preparing this report.

3.	Other Comprehensive Income

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges. Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity. At March 31, 2006, fair value of the available for sale investment securities decreased approximately $224,000 when compared to the fair value at December 31, 2005. The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased approximately $148,000. These changes were the results of movements in the bond market as it responds to interest rate changes in the market. At March 31, 2006, fair value of the cash flow hedges increased approximately $59,000 when compared to the fair value at December 31, 2005. The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also increased approximately $39,000.

4.	Stock-Based Compensation Plans

Habersham Bancorp adopted the FASB’s SFAS No. 123(R), Share-Based Payment, which revised and amended SFAS No. 123. SFAS No. 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the statement of earnings using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. No compensation expense was recorded within the statement of earnings during the first quarter of 2006, because the Company did not grant any stock options and all previous grants were fully vested.

Prior to January 1, 2006, Habersham Bancorp applied APB Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations in accounting for its stock options plans.

5.	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effect of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three-month periods ended March 31, 2006 and 2005, is as follows:

	Three Months ended March 31,
	2006	2005

Net earnings	$1,271,224	$706,076

Weighted average common shares outstanding	2,926,446	2,900,942

Shares issued from assumed exercise of common stock equivalents	37,442	31,292

Weighted average number of common and common equivalent shares outstanding	2,963,888	2,932,234

Earnings per share:
Basic	$.43	$.24

Diluted	$.43	$.24

6.	Commitment

The Company entered into a construction contract during the first quarter of 2006 to build its Cumming, Georgia branch building. The construction cost of this 4,898 square foot building is estimated to be approximately $1.5 million and is expected to be completed during the fourth quarter of 2006.

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

The Company’s continuing primary business is the operations of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Gwinnett and Stephens, counties in Georgia. The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Earnings for the first quarter of 2006 were primarily impacted by an improving net interest margin, growth in the average loan and investment securities portfolios, and increases in the average Federal Funds Sold balances. The average loan portfolio balance for first quarter of 2006 was approximately $320.3 million compared to approximately $274.8 million for the first quarter of 2005. The average security portfolio balance for the first quarter of 2006 was approximately $81.6 million compared to $75.1 million for the first quarter of 2005. The average balance invested in federal funds sold was approximately $14.4 million for the first quarter of 2006 compared to $8.4 million for the first quarter of 2005. Revenue growth of 38.26% and a continuing emphasis on expense control measures resulted in an improving efficiency ratio for the first quarter of 2006 when compared to the first quarter of 2005.

Habersham Bank’s expansion efforts resulted in two new offices, one in the Toccoa market area and another in the Eastanollee market area. Expansion into Cumming, Georgia located in Forsyth County has begun with the construction of a new facility to be completed this year.

During the first quarter of 2006, total assets decreased approximately $9 million or 1.93% from $478 million at December 31, 2005 to $469 million at March 31, 2006. The decrease is a result of the following: decreases in Cash and Federal Funds sold of approximately $13.3 million and repayments in the loan portfolios of Habersham Bank of approximately $2.2 million, offset by increases in investment securities of approximately $5.2 million and increases in other assets of approximately $1.6 million.

Deposit balances at December 31, 2005 included approximately $39 million in an interest bearing deposit account from a single depositor which remained in Habersham Bank’s deposit portfolio for several days after year-end. The deposit portfolio at March 31, 2006 reflected an increase of approximately $34 million net of the movement of this $39 million.

Increases in personnel and employee costs and other operating expenses for the first quarter of 2006 over the first quarter of 2005 were the result of staffing and operating the new offices in Toccoa and Eastanollee.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing and saving habits; (6) risks involved in branch expansion and making and integrating acquisitions; (7) the ability to increase market share and control expenses; (8) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (9) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (10) changes in the Company’s organization, compensation and benefit plans; (11) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (12) the success of the Company at managing the risks involved in the foregoing.

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

Material Changes in Financial Condition

The Company’s total assets decreased $9 million, to $469 million at March 31, 2006 from $478 million at December 31, 2005. Decreases in federal funds sold, cash and due from banks, and in net loans of approximately $7.6 million, $5.7 million and $2.2 million, respectively, were offset by increases in investment securities and in premises & equipment of approximately $5.2 million and $969,000, respectively. Deposits and borrowings decreased approximately $5.2 million and $5.9 million, respectively.

During the first quarter of 2006, approximately $6.0 million in loan balances of two customers paid out. This decrease in the loan portfolio was offset by new loan growth of approximately $3.8 million. At March 31, 2006, 90.82% of the loan portfolio consisted of loans secured by commercial and residential real estate.

Purchases of investment securities available for sale during the first quarter of 2006 totaled approximately $7.8 million, offset by maturities and calls of approximately $2.3 million. The purchases consisted of $5.2 million in Treasuries and Agency bonds, $1.1 million in Mortgage Backed Securities and $1.5 million in municipal bonds.

Other real estate increased approximately $99,000 as a result of the foreclosure of two residential properties of approximately $139,700 during the first quarter of 2006 offset by sales and write downs of approximately $24,200 and $16,500, respectively.

The decrease in total deposits of approximately $5.2 million resulted from the loss of a large temporary deposit of $39 million present at December 31, 2005 and decreases in the noninterest bearing deposit portfolio of approximately $6.9 million, partially offset by increases in the NOW and Money Market, savings, and time deposit portfolios of approximately $19.9 million, $12.9 million and $7.9 million, respectively.

Borrowings decreased approximately $5.9 million during the first quarter of 2006 primarily with the repayment of $4.3 million in FHLB advances.

Material Changes in Results of Operations

Total interest income for the first quarter of 2006 increased $2.4 million or 43.16% when compared to the first quarter of 2005 primarily as the result of an increase of approximately $45.8 million in average loan balances for the first quarter of 2006 compared to first quarter of 2005 and the impact of increases in loan yields moving in response to prime rate increases. The average yield on loans increased during the first quarter of 2006 to 8.59% compared to an average yield of 6.82% for the first quarter of 2005. The average balances in federal funds sold for the first quarter of 2006 increased approximately $5.9 million when compared to average balances for first quarter 2005 and the corresponding yields on federal funds sold increased from 2.33% at March 31, 2005 to 4.47% at March 31, 2006. The average balances in the investment securities portfolio increased approximately $6.6 million for the first quarter of 2006 when compared to the first quarter of 2005 and the corresponding yields increased from 4.23% at March 31, 2005 to 4.50% at March 31, 2006. The increase in other interest income resulted primarily from increased dividends received from the Federal Home Loan Bank (“FHLB”) and interest earned on cash balances held at FHLB.

Total interest expense for the first quarter of 2006 increased approximately $1.0 million or 55.64% when compared to the first quarter of 2005. Average balances in the interest bearing deposit portfolios increased approximately $42.4 million or 16.76% when compared to first quarter of 2005. The average interest rate paid on deposit accounts was approximately 3.20% for the first quarter of 2006 compared to 2.08% for the first quarter of 2005. The average balances in the noninterest bearing deposit portfolio also increased approximately $14.8 million or 32.24% when compared to first quarter of 2005. The percentages of average noninterest bearing deposits to the total average deposit portfolio for the first quarters of 2006 and 2005 were 17.09% and 15.39%, respectively. Average borrowing balances increased approximately $2.6 million when comparing first quarter of 2006 to first quarter of 2005. The average interest rates paid on borrowings for the first quarter of 2006 and 2005 were 4.40% and 4.83%, respectively. The decrease in the interest rate resulted from the repayment of a FHLB advance of $10 million with a fixed rate of 6.72% during May 2005.

Net interest income increased approximately $1.4 million or 36.93%, for the first quarter of 2006 as compared to the first quarter of 2005 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning-assets, was 4.87% for the first quarter of 2006 compared to 4.13% for the first quarter of 2005.

Noninterest income increased $36,000 or 4.46% for the first quarter of 2006 over the same period in 2005. The mortgage origination income decrease of $46,000 was primarily due to a decrease in the average volume of activity in the mortgage held for sale portfolio when comparing first quarter of 2006 to first quarter 2005. Increases in service charges on deposits of $22,000 and other service charges of $28,000 resulted from increased deposit balances from internal growth and the addition of deposit accounts resulting from the acquisition of Liberty Bank and Trust. Increases in other income of $44,000 primarily occurred as a result of increased activity in trust fees, master money card income and data processing income. Habersham Bank began providing data processing services to another institution during the second quarter of 2005.

Noninterest expense increased $655,000 or 19.13% for the first quarter of 2006 over the same period in 2005, with increases in salary and employee benefits, occupancy, and computer services of approximately $350,000, $93,000 and $61,000, respectively. Increases in salary and employee benefits resulted from additional staffing requirements related to the addition of the Toccoa and Eastanollee offices. Occupancy and computer service expense also increased when comparing the first quarter of 2006 to the first quarter of 2005 due to the addition of these two new offices. The general and administrative expenses increase of $151,000 consists primarily of additional advertising and marketing expense, office supplies, outside services and other expenses of approximately $46,000, $42,000, $17,000 and $46,000, respectively. Outside services include FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.

Income tax expense for the three months ended March 31, 2006 and 2005 was $573,000 and $267,000, respectively. The effective tax rate for the first quarter of 2006 and 2005 was 31.07% and 27.44%, respectively. Tax-exempt income on investment securities in municipal bonds was 11.50% of pre-tax income for the first quarter of 2006 when compared to 19.84% of pre-tax income for the first quarter of 2005.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule are an element considered for all loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at March 31, 2006 was $6.3 million, which does not pose a significant risk to the Company.

No provision for loan losses was charged to expense for the quarter ended March 31, 2006 compared to $120,000 for the quarter ended March 31, 2005. Net charge off-offs for the first quarter of 2006 totaled approximately $4,674 compared to net charge-offs of $3,919 for the first quarter of 2005. During the first quarter of 2006 charge-offs of consumer, real estate secured and commercial loans totaling approximately $36,065, $28,083 and $671, respectively, were offset by recoveries of consumer, commercial and real estate secured loans totaling $50,096, $8,865 and $1,184, respectively. At March 31, 2006 and December 31, 2005, the ratio of the allowance for loan losses to total loans was 1.24% and 1.23%, respectively.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes non-performing assets:
	March 31, 2006	December 31, 2005
Accruing loans 90 days past due	$102,195	$799,128
Non-accrual loans	512,153	363,003
Other real estate	2,872,662	2,773,662
Restructured loans	132,145	130,613
Total non-performing assets	$3,619,155	$4,066,406

Nonperforming assets decreased $447,251 or 11.00% from December 31, 2005 to March 31, 2006.

Loans classified as 90 days past due decreased $696,933 or 87.21% from December 31, 2005 to March 31, 2006. The decrease is the net result of the following changes:
Balance at December 31, 2005	$799,128
New loans classified to 90 days past due status	102,195
90 days past due loans charged-off	(21,803)
Payments received	(777,325)
Balance at March 31, 2006	$102,195

The following summarizes accruing loans 90 days past due:
Real estate secured loans	$100,494
Consumer loans	1,701
Total accruing loans 90 days past due	$102,195

Impaired loans consist of loans on non-accrual status. The increase is the net result of the following changes:

Balance at December 31, 2005	$363,003
Loans reclassified to non-accrual status in 2006	473,080
Payments received on non-accrual loans during 2006	(100,663)
Non-accrual loans charged-off during 2006	(36,147)
Non-accrual loans reclassified to other real estate	(119,000)
Non-accrual loans reclassified to accrual status in 2006	(68,120)
Balance at March 31, 2006	$512,153

Additions to loans on non-accrual status consisted of three real estate secured loans totaling $465,706 and three consumer loans totaling $7,374. The interest income recognized on such loans for the three-month periods ended March 31, 2006 and 2005 was not material.

The Company’s other real estate consists of eight properties totaling $2.9 million at March 31, 2006 and eight properties totaling $2.8 million at December 31, 2005.

The increase in other real estate was the result of the foreclosure of two residential properties of approximately $139,700 during the first quarter of 2006 offset by sales and write downs of approximately $24,200 and $16,500, respectively.

At March 31, 2006, the Company’s other real estate consisted of the following:

Multi-family residential	2,470,498
Commercial Properties	99,028
1-4 Family residential Properties	285,136
Lot	18,000
Total	$2,872,662

The multi-family residential property has an appraised value of $2.6 million and is being actively marketed. As a result of marketing efforts, a letter of intent to purchase is currently being negotiated and is expected to be finalized in mid-May.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30.0 million. At March 31, 2006, the Company had no federal funds purchased. Presently, the Company has made arrangements with commercial banks for short-term advances under a repurchase agreement line of credit of which none was advanced at March 31, 2006. The Company has approximately $7.5 million outstanding in commercial sweep accounts at March 31, 2006. In addition, the Company has a total available line of $42.6 million, subject to available collateral, from the Federal Home Loan Bank. The Company has $38.0 million in advances on this line at March 31, 2006.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at March 31, 2006 and 2005 were 26.84% and 27.89%, respectively.

At March 31, 2006 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company’s and the Bank’s ratios at March 31, 2006 follow:

	Habersham Bank	Habersham Bancorp
Tier 1	12.76%	13.60%
Total Capital	13.88%	14.72%
Leverage	9.79%	10.41%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2006 there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10K.

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

PART II

OTHER INFORMATION

Item 1.	Legal proceedings.
None

Item 1A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, “Item 1A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect its business, financial condition or future results. The risks described in the Annual Report on Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that it currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the first quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2006	0	0	0	0
February 1 through February 28, 2006	0	0	0	0
March 1 through March 31, 2006	0	0	0	0
Total	0	0	0	0

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

HABERSHAM BANCORP
(Registrant)

Date May 13, 2006	/S/ Annette Banks
Chief Financial Officer
(for the Registrant and as the Registrant's principal financial and accounting officer)