Form 10-Q
period 2006-06-30
HABERSHAM BANCORP
filed 2006-08-11
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☐   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2006

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,945,240 shares, common stock, $1.00 par value, as of July 25, 2006

Item. 1	Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	JUNE 30, 2006	DECEMBER 31, 2005
Cash and due from banks	$12,760	$16,546
Federal funds sold	10,307	36,320
Total cash and cash equivalents	23,067	52,866

Investment securities available for sale (cost of $87,440 at June 30, 2006 and $74,607 at December 31, 2005)	84,236	73,115
Investment securities held to maturity (estimated fair value of $3,452 at June 30, 2006 and $3,514 at December 31, 2005)	3,380	3,388
Other investments	3,365	3,375

Loans held for sale	3,001	2,119

Loans	323,657	320,718
Less allowance for loan losses	(3,857)	(3,945)
Loans, net	319,800	316,773

Goodwill	3,550	3,550
Other assets	25,771	23,245
TOTAL ASSETS	$466,170	$478,431

LIABILITIES
Noninterest-bearing deposits	$54,608	$92,698
Interest-bearing deposits	313,438	280,064
Total deposits	368,046	372,762

Short-term borrowings	156	776
Federal funds purchased and securities sold under repurchase agreements	4,162	8,423
Federal Home Loan Bank Advances	38,000	42,300
Other liabilities	4,081	3,913
TOTAL LIABILITIES	414,445	428,174

STOCKOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,944,740 shares issued at June 30, 2006 and 2,921,240 shares issued at December 31, 2005	2,945	2,921
Additional paid-in capital	15,165	14,723
Retained earnings	35,612	33,545
Accumulated other comprehensive(loss)income	(1,997)	(932)
TOTAL STOCKHOLDERS’ EQUITY	51,725	50,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$466,170	$478,431

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Uaudited) For the Three-Month and Six-Month Periods Ended June 30, 2006 and 2005
(dollars in thousands, except per share amounts)
	Three Months ended		Six Months ended
	2006	2005	2006	2005
INTEREST INCOME
Loan interest and fees on loans	$7,092	$5,104	$13,977	$9,796
Taxable investment securities	718	581	1,367	1,172
Tax exempt securities	236	199	448	392
Federal funds sold	148	68	309	117
Other	64	41	121	79
TOTAL INTEREST INCOME	8,258	5,993	16,222	11,556
INTEREST EXPENSE
Time deposits, $100,000 and over	870	473	1,638	858
Other deposits	1,660	966	3,257	1,897
Short-term and other borrowings, primarily FHLB advances	521	509	1,040	1,046
TOTAL INTEREST EXPENSE	3,051	1,948	5,935	3,801
NET INTEREST INCOME	5,207	4,045	10,287	7,755
Provision for loan losses	-	120	-	240
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,207	3,925	10,287	7,515
NONINTEREST INCOME
Mortgage origination income	206	152	392	384
Service charges on deposits	233	161	407	313
Other service charges and commissions	66	37	133	76
Investment securities (losses) gains, net	(1)	(13)	(6)	(30)
Gain on sale of premises and equipment	18	-	18	-
Gain on sale of land	42	-	42	-
Other income	416	397	837	798
Total noninterest income	980	734	1,823	1,541
NONINTEREST EXPENSE
Salary and employee benefits	2,435	2,017	4,729	3,961
Occupancy	530	475	1,087	939
Computer services	128	118	282	211
General and administrative expense	1,154	878	2,228	1,801
Total noninterest expense	4,247	3,488	8,326	6,912
EARNINGS BEFORE INCOME TAXES	1,940	1,171	3,784	2,144
Income tax expense	615	320	1,188	587
NET EARNINGS	$1,325	$851	$2,596	$1,557
Net earnings per common share - Basic	$.45	$.29	$.89	$.54
Net earnings per common share - Diluted	$.44	$.29	$.87	$.53
Weighted average number of common shares outstanding	2,938,336	2,901,692	2,932,424	2,901,319
Weighted average number of common and common equivalent shares outstanding	2,980,788	2,939,111	2,972,371	2,935,675
Dividends per share	$.09	$.08	$.18	$.16

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three- and Six-Month Periods Ended June 30, 2006 and 2005
(dollars in thousands)

	Three Months ended		Six Months ended
	2006	2005	2006	2005

NET EARNINGS	$1,325	$851	$2,596	$1,557

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (losses) gains on investment securities available for sale arising during the period	(1,489)	647	(1,718)	(254)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	39	(90)	98	59
Reclassification adjustment for (gains) losses on investment securities available for sale	1	13	6	30
Total other comprehensive income (loss), before tax	(1,449)	570	(1,614)	(165)
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:
Unrealized holding (losses) gains on investment securities available for sale arising during the period	506	(220)	584	86
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(13)	30	(33)	(20)
Reclassification adjustment for (gains) losses on investment securities available for sale	-	(4)	(2)	(10)
Total income taxes related to other comprehensive income (loss)	493	(194)	549	56
Total other comprehensive (loss) income, net of tax	(956)	376	(1,065)	(109)
Total comprehensive (loss) income	$369	$1,227	$1,531	$1,448

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 2006 and 2005
(dollars in thousands)

	2006	2005

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$1,977	$852

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	3,474	5,230
Proceeds from sale and call	1,008	1,471
Purchases	(17,417)	(11,948)
Investment securities held to maturity:
Proceeds from maturity	19	118
Proceeds from call	-	275
Other investments:
Proceeds from sale	328	450
Purchases	(318)	(938)
Net (increase) decrease in loans	(3,881)	(6,452)
Purchases of premises and equipment	(1,447)	(289)
Proceeds from sale of premises and equipment	193	-
Net additions of other real estate	3	-
Proceeds from sale of other real estate	222	386
Net cash (used by) provided by investing activities	(17,816)	(11,697)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(4,716)	19,019
Net increase (decrease) in short-term borrowings	(619)	(189)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(4,262)	3,279
Proceeds from FHLB advances	3,000	7,000
Repayment of FHLB advances	(7,300)	(10,000)
Issuance of common stock	465	18
Cash dividends paid	(528)	(464)
Net cash (used by) provided by financing activities	(13,960)	18,663

Decrease (increase) in cash and cash equivalents	(29,799)	7,818

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	52,866	9,559
CASH AND CASH EQUIVALENTS: END OF PERIOD	$23,067	$17,377
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$854	$2,525
Loans granted to facilitate the sale of other real estate	-	500
Change in components of other comprehensive income	(1,065)	(109)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges. Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity. At June 30, 2006, fair value of the available for sale investment securities decreased approximately $1,712,000 when compared to the fair value at December 31, 2005. The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased approximately $1,130,000. These changes were the results of movements in the bond market as it responds to interest rate changes in the market. At June 30, 2006, fair value of the cash flow hedges increased approximately $99,000 when compared to the fair value at December 31, 2005. The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also increased approximately $65,000.

4.	Stock-Based Compensation Plans

Habersham Bancorp adopted the FASB’s SFAS No. 123(R), Share-Based Payment, which revised and amended SFAS No. 123. SFAS No. 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the statement of earnings using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. No compensation expense was recorded within the statement of earnings during the first six months of 2006, because the Company did not grant any stock options and all previous grants were fully vested.

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

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three- and six-month periods ended June 30, 2006 and 2005, is as follows:

	Three Months ended June 30,		Six Months ended June 30,
	2006	2005	2006	2005
Net earnings	$1,325,275	$851,374	$2,596,499	$1,557,450

Weighted average common shares outstanding	2,938,336	2,901,692	2,932,424	2,901,319
Shares issued from assumed exercise of common stock equivalents	42,452	37,419	39,947	34,356
Weighted average number of common and common equivalent shares outstanding	2,980,788	2,939,111	2,972,371	2,935,675
Earnings per share:
Basic	$.45	$.29	$.89	$0.54

Diluted	$.44	$.29	$.87	$0.53

6.	Commitment

The Company entered into a construction contract during the first quarter of 2006 to build its Cumming, Georgia branch building. The construction cost of this 4,898 square foot building is estimated to be approximately $1.5 million and is expected to be completed during the fourth quarter of 2006.

Item. 2	Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc. Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. (“Advantage Insurers”). Advantage Insurers offers a full line of property, casualty and life insurance products. Advantage Insurers does not comprise a significant portion of the financial position, results of operations, or cash flows of the Company and as a result, management’s discussion and analysis, which follows relates primarily to Habersham Bank.

The Company’s continuing primary business is the operations of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Gwinnett and Stephens counties in Georgia. The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Earnings for the first six months of 2006 increased to $2.6 million, or $.87 per diluted share, from $1.6 million, or $.53 per diluted share, for the same period in 2005 and were the result of increases in average balances in the loan portfolios of Habersham Bank and the impact of increases in loan yields moving in response to prime rate increases. Approximately 72.57% of the loan portfolio is in a variable rate product. The average balances in the loan portfolios for the six-month period ended June 30, 2006 increased approximately $43.1 million, or 15.65% when compared to the average balances for the six-month period ended June 30, 2005.

Revenue growth of 37.78% and noninterest expense growth of 20.46% during the first six months of 2006 when compared to the first six months of 2005 resulted in an improved overhead efficiency ratio.

Total assets decreased approximately $12.2 million, or 2.56%, during the first six months of 2006. Growth in the loan portfolios of Habersham Bank of approximately $3.9 million, or 1.25%, increases in the investment securities portfolios of approximately $11.1 million, or 13.90%, and increases in other assets of approximately $2.6 million, or 10.87%, were offset by decreases in federal funds sold and in cash and due from banks of approximately $26.0 million, or 22.88%, and $3.8 million, or 71.63%, respectively.

Net interest income improved by 32.65% for the first six months of 2006 when compared to the first six months of 2005 as result of the volume and yield increases in loans and investments securities, offset by increases in average deposit and borrowing balances and rates paid, described in “Material Changes in Results of Operations” below.

Personnel costs, occupancy costs and other operating expenses increased approximately 19.39%, 15.76% and 24.75%, respectively, for the first six months of 2006 over the first six months of 2005 as a result of the expansion into the Stephens County market with the opening of two new offices located in Toccoa, Georgia and Eastanollee, Georgia during the third quarter of 2005.

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

Material Changes in Financial Condition

The Company’s total assets decreased $12.2 million, or 2.56%, to $466.2 million at June 30, 2006 from $478.4 million at December 31, 2005. During this period, growth in the loan portfolios of Habersham Bank of approximately $3.9 million, or 1.25%, increases in the investment securities portfolios (net of unrealized loss on available for sale securities of approximately $1.7 million) of approximately $11.1 million, or 13.90%, increases in premises and equipment of approximately $.8 million, or 7.50%, and increases in other real estate owned of approximately $.6 million, or 22.53%, were offset by decreases in the balances in federal funds sold and in cash and due from banks of approximately $26.0 million, or 71.63%, and $3.8 million, or 22.88%, respectively. Borrowing and deposit balances decreased approximately $9.2 million, or 17.83%, and $4.7 million, or 1.27%, respectively, from December 31, 2005 to June 30, 2006. .

During the first six months of 2006, purchases of investment securities available for sale totaled approximately $17.4 million, offset by maturities and calls of approximately $4.4 million. The purchases consisted of $8.0 million in Treasury and Agency bonds, $3.2 million in Mortgage Backed Securities and in $6.2 million in municipal bonds.

The total loan portfolio was impacted during the first six months of 2006 by the payout of two commercial loans totaling approximately $6 million. This decrease was offset by growth in the real estate secured portfolio, commercial loan portfolio and consumer loan portfolio and in loans held for sale of approximately $3.5 million, $3.4 million, $3.1 million and $.8 million, respectively. At June 30, 2006, 90.80% of the total loan portfolio consisted of loans secured by commercial or residential real estate.

Other real estate owned increased approximately $625,000 during the first six months of 2006 as a result of the foreclosure of seven real estate secured loans totaling approximately $854,000 during the first six months of 2006 offset by sales and write downs of approximately $212,500 and $16,500, respectively.

The decrease in total deposits of approximately $4.7 million resulted from the loss of a large temporary demand deposit of $39 million present at December 31, 2005. Increases in the interest bearing deposit portfolios totaling approximately $33.4 million have somewhat offset this loss. Increases in the NOW and IMM accounts, certificate of deposit and savings accounts portfolios totaled approximately $14.9 million, $11.7 million and $6.8 million respectively, at June 30, 2006.

During the first six months of 2006, repo sweep borrowings, FHLB advances and Treasury Tax & Loan account balances decreased by approximately $4.3 million, $4.3 million and $620,000, respectively.

Material Changes in Results of Operations

Total interest income for the second quarter of 2006 increased $2.3 million or 37.79% when compared to the second quarter of 2005 primarily due to increases in loan interest and fees on loans. Total interest income for the first six months of 2006 increased $4.7 million, or 40.38% when compared to the first six months of 2005. This increase is primarily the result of the average loan portfolio for the second quarter and the first six months of 2006 increasing approximately $43.5 million or 15.68% and $43.1 million or 15.65%, respectively when compared to the average loan portfolio for the second quarter and first six months of 2005. The average yield on loans increased during the second quarter and first six months of 2006 to 8.84% and 8.76% compared to an average yield of 7.35% and 7.09% for the second quarter and first six months of 2005. Increases in the average balance of the investment securities portfolio for the second quarter and first six month of 2006 totaled approximately $7.3 million and $7.4 million or 9.04% and 9.73%, respectively, when compared to the second quarter and first six months of 2005. Yields on investment securities increased to 5.16% for the second quarter of 2006 when compared to 4.56% for the second quarter of 2005 and increased to 4.62% for the first six months of 2006 when compared to 4.10% for the first six months of 2005. Interest income from federal funds sold increased approximately $81,000 and $192,000 for the second quarter and first six months of 2006, respectively, when compared to the second quarter and first six months of 2005 primarily due to increases in the average balances in the second quarter and first six months of 2006 of approximately $2.0 million and $4.1 million, respectively, when compared to the second quarter and first six months of 2005. Average yields on federal funds sold increased to 5.09% and 4.74%, respectively, for the second quarter and the first six months of 2006 when compared to 2.79% and 2.60% for the second quarter and the first six months of 2005.

Total interest expense for the second quarter of 2006 increased $1,103,000 or 56.62%, when compared to the second quarter of 2005. Total interest expense for the first six months of 2006 increased $2,134,000 or 56.14% when compared to the first six months of 2005. Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each. Average interest bearing deposit balances increased when comparing the second quarter and the first six months of 2006 to the second quarter and the first six months of 2005 approximately $60,884,000 and $51,081,000, respectively. The average noninterest bearing deposits also increased $1,880,000 million for the first six months of 2006 when compared to the first six months of 2005. The average rate paid on the deposit portfolios for the second quarter increased to 3.25% from 2.30% when compared to the second quarter of 2005 and for the first six months of 2006 increased to 3.22% from 2.18% when compared to the first six months of 2005. Average borrowing balances when comparing the second quarter and the first six months of 2006 to the same periods in 2005, increased approximately $1,032,000 and $1,827,000, respectively. Average interest rates paid on borrowings was 4.64% for the second quarter of 2006 compared to 4.63% for the second quarter of 2005. Average interest rates paid on borrowings was 4.51% for the first six months of 2006 compared to 4.73% for the first six months of 2005.

Net interest income increased approximately $1,162,000 or 28.73% for the second quarter of 2006 as compared to the second quarter of 2005 and increased approximately $2,532,000 or 32.65% for the first six months of 2006 as compared to the first six months of 2005, as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 5.06% for the second quarter of 2006 compared to 4.50% for the second quarter of 2005, and was 4.94% for the first six months of 2006 compared to 4.29% for the first six months of 2005.

Noninterest income increased $246,000 or 33.51% for the second quarter of 2006 over the same period in 2005 and increased $282,000 or 18.30% for the first six months of 2006 over the same period in 2005. Increases in service charges on deposits of approximately $72,000 for the second quarter of 2006 and $94,000 for the first six months of 2006 resulted from increased in deposit balances from internal growth and the addition of deposit accounts resulting from the acquisition of Liberty Bank and Trust (“LB&T”) during the third quarter of 2005, when compared to the same periods in 2005. Increases occurred in other service charges and commissions of approximately $29,000 for the second quarter of 2006 and $57,000 for the first six months of 2006 when compared to the same periods in 2005 for the same reasons noted above. Increases in other income for the second quarter and the six month period of 2006 totaled approximately $19,000 and approximately $39,000, respectively, when compared to the same periods in 2005. These increases primarily occurred as a result of increased activity in trust fees, master money income and data processing income. Habersham Bank began providing data processing services to another institution during the second quarter of 2005.

Noninterest expense increased $759,000 or 21.76% for the three months ended June 30, 2006 over the same period in 2005. Noninterest expense increased $1,414,000 or 20.46% for the first six months of 2006 over the same period in 2005. The addition of the Toccoa and Eastanollee offices during the third quarter of 2005 resulted in increased salary and employee benefits, occupancy expense and computer expense when comparing the second quarter and the first six months of 2006 to the same periods in 2005. The general and administrative expense increased $276,000 for the second quarter of 2006 and of $427,000 for the six month period ended June 30, 2006 when compared to the same periods in 2005. The increases for the second quarter comparison occurred primarily in outside services, office supplies and equipment, advertising and marketing expenses, and intangible expenses of approximately $180,000, $44,000, $37,000 and $15,000, respectively. The increases for the six month period comparison occurred primarily in outside services, advertising and marketing expenses, office supplies and equipment, and intangible expenses of approximately $239,000, $91,000, $66,000 and $31,000, respectively. Outside services include FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.

Income tax expense for the three months ended June 30, 2006 and 2005 was $615,000 and $320,000, respectively. Income tax expense for the first six months ended June 30, 2006 and 2005 was $1,188,000 and $587,000, respectively. The effective tax rate for the second quarter of 2006 and 2005 was 31.70% and 27.33%, respectively. The effective tax rate for the six months ended June 30, 2006 and 2005 was 31.40% and 27.38%, respectively. Tax-exempt income on investment securities in municipal bonds was 11.82% of pre-tax income for the first six months of 2006 when compared to 18.27% for the first six months of 2005.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule are an element considered for all loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at June 30, 2006 was $6.6 million which does not pose a significant risk to the Company.

No provision for loan losses was charged to expense for the second quarter and the first six months of 2006 compared to $120,000 for the quarter and $240,000 for the first six months of 2005. The net charge-offs the first six months of 2006 totaled $87,501 compared to net charge-offs of $38,990 for the first six months of 2005. During the first six months of 2006, charge-offs of real estate, commercial and consumer loans totaled $43,276, $53,492 and $97,326, respectively, offset by recoveries of real estate, commercial and consumer loans of $2,109, $11,255 and $93,229, respectively. At June 30, 2006 and December 31, 2005, the ratio of the allowance for loan losses to total loans was 1.19% and 1.23%, respectively.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes non-performing assets:

	June 30, 2006	December 31, 2005
Accruing loans 90 days past due	$96,305	$799,128
Non-accrual loans	477,593	363,003
Other real estate	3,398,485	2,773,662
Restructured loans	54,062	130,613
Total non-performing assets	$4,026,445	$4,066,406

Nonperforming assets decreased approximately $40,000 or .98% from December 31, 2005 to June 30, 2006.

Loans classified as 90 days past due decreased $702,823 or 87.95% from December 31, 2005 to June 30, 2006. The decrease is the net result of the following changes:

Balance at December 31, 2005	$799,128
New loans classified to 90 days past due status	198,500
90 days past due loans charged-off	(21,803)
Payments received	(879,520)
Balance at June 30, 2006	$96,305
The following summarizes accruing loans 90 days past due:
Commercial loans	$78,392
Consumer loans	17,913
Total accruing loans 90 days past due	$96,305

Impaired loans consist of loans on non-accrual status. The increase is the net result of the following changes:

Balance at December 31, 2005	$363,003
Loans reclassified to non-accrual status in 2006	885,844
Payments received on non-accrual loans during 2006	(133,546)
Non-accrual loans charged-off during 2006	(51,088)
Non-accrual loans reclassified to other real estate	(518,500)
Non-accrual loans reclassified to accrual status in 2006	(68,120)
Balance at June 30, 2006	$477,593

Additions to loans on non-accrual status consisted of nine real estate secured loans totaling approximately $755,409 and four commercial loans totaling approximately $112,773 and five consumer loans totaling approximately $17,636. The interest income recognized on such loans for the six-month periods ended June 30, 2006 and 2005 was not material.

At June 30, 2006, the Company’s other real estate owned consisted of the following:

Multi-family residential	$2,470,498
Commercial Properties	498,528
Poultry farm	158,000
1-4 Family Residential Properties	186,259
Lot	85,200
Total	$3,398,485

The increase in other real estate owned during the first six months of 2006 was the result of the foreclosure of four residential properties totaling approximately $229,604, one poultry farm for approximately $158,000, one commercial building for approximately $399,500 and one vacant lot for approximately $67,200. These additions to other real estate were offset by sales and write-downs of approximately $212,500 and $16,500, respectively.

The multi-family residential property has an appraised value of $2.6 million and is being actively marketed. As a result of marketing efforts, a contract to sell has been signed. The poultry farm was sold during July 2006. The remaining commercial building has been listed and marketing efforts are under way.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30,000,000. At June 30, 2006, the Company had no federal funds purchased. Presently, the Company has made arrangements with commercial banks for short-term advances under a repurchase agreement line of credit of which none was advanced at June 30, 2006. The Company has approximately $4.2 million outstanding in commercial sweep accounts at June 30, 2006. In addition, the Company has a total available line of $42.6 million, subject to available collateral, from the Federal Home Loan Bank. The Company has $38 million in advances on this line at June 30, 2006.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at June 30, 2006 and 2005 were 24.66% and 24.12%, respectively.

At June 30, 2006 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company’s and the Bank’s ratios at June 30, 2006 follow:

	Habersham Bank	Habersham Bancorp
Tier 1	12.95%	13.85%
Total Capital	14.04%	14.93%
Leverage	10.08%	10.78%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2006, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10K.

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

There have not been any changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in other factors, during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.	Legal proceedings.
None

Item 1.A.	Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1.A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2005, which could materially affect its business, financial condition or future results. The risks described in the Annual Report of Form 10-K are not the only risks facing the Company. Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.	Changes in securities, use of proceeds and issuer purchases of equity securities.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the second quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2006	0	0	0	0
May 1 through May 31, 2006	0	0	0	0
June 1 through June 30, 2006	0	0	0	0
Total	0	0	0	0

The Company does not have a publicly announced stock repurchase plan and did not otherwise repurchase any of its shares of common stock during the period covered by this report. The Company did not terminate an existing stock repurchase plan during the period covered by this report.

Item 3.	Defaults upon senior securities.
None

Item 4.	Submission of matters to a vote of security holders.
(a)	The regular annual meeting of the shareholders of the Company was held on April 29, 2006.

(b)
The business conducted at the meeting included the election of the Board of Directors. The Directors elected at the meeting were: Edward D. Ariail, Thomas A. Arrendale, III, Ben F. Cheek, III, Michael C. Martin, Michael L. Owen, James A. Stapleton, Jr., David D. Stovall, and Calvin R. Wilbanks.

At the registrant’s Annual Meeting of Shareholders on April 29, 2006, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected. The following table sets forth the number of votes cast and withheld with respect to each nominated director. There were no broker non-votes or abstentions.

Name	Votes For	Votes Withheld
Edward D. Ariail	2,512,191	86,370
Thomas A. Arrendale, III	2,590,730	7,831
Ben F. Cheek, III	2,593,530	5,031
Michael C. Martin	2,590,730	7,831
Michael L. Owen	2,509,301	89,260
James A. Stapleton, Jr.	2,590,730	7,831
David D. Stovall	2,512,191	86,270
Calvin R. Wilbanks	2,590,730	7,831

Item 5.	Other information.
None

Item 6.	Exhibits

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

HABERSHAM BANCORP
(Registrant)

Date August 11, 2006	/S/ Annette Banks
Chief Financial Officer
(for the Registrant and as the
Registrant’s principal financial and
accounting officer)