Form 10-Q
period 2006-09-30
HABERSHAM BANCORP
filed 2006-11-02
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2006

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

Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,953,740 shares, common stock, $1.00 par value, as of October 30, 2006

Item. 1	Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	SEPTEMBER 30, 2006	DECEMBER 31, 2005
Cash and due from banks	$11,982	$16,546
Federal funds sold	1,265	36,320
Total cash and cash equivalents	13,247	52,866

Investment securities available for sale (cost of $87,009 at September 30, 2006 and $74,607 at December 31, 2005)	85,314	73,115
Investment securities held to maturity (estimated fair value of $3,379 at September 30, 2006 and $3,514 at December 31, 2005)	3,297	3,388
Other investments	3,365	3,375

Loans held for sale	413	2,119

Loans	346,945	320,718
Less allowance for loan losses	(3,489)	(3,945)
Loans, net	343,456	316,773

Goodwill	3,550	3,550
Other assets	23,367	23,245
TOTAL ASSETS	$476,009	$478,431

LIABILITIES
Noninterest-bearing deposits	$52,823	$92,698
Interest-bearing deposits	317,403	280,064
Total deposits	370,226	372,762

Short-term borrowings	788	776
Federal funds purchased and securities sold under repurchase agreements	7,562	8,423
Federal Home Loan Bank Advances	38,000	42,300
Other liabilities	5,324	3,913
TOTAL LIABILITIES	421,900	428,174

STOCKOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,953,740 shares issued at September 30, 2006 and 2,921,240 shares issued at December 31, 2005	2,953	2,921
Additional paid-in capital	15,337	14,723
Retained earnings	36,880	33,545
Accumulated other comprehensive(loss)income	(1,061)	(932)
TOTAL STOCKHOLDERS’ EQUITY	54,109	50,257
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$476,009	$478,431

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Uaudited) For the Three-Month and Nine-Month Periods Ended September 30, 2006 and 2005
(dollars in thousands, except per share amounts)

	Three Months ended		Nine Months ended
	2006	2005	2006	2005
INTEREST INCOME
Loan interest and fees on loans	$7,979	$6,037	$21,956	$15,833
Taxable investment securities	763	602	2,130	1,774
Tax exempt securities	266	211	714	603
Federal funds sold	59	18	368	135
Other	56	34	177	113
TOTAL INTEREST INCOME	9,123	6,902	25,345	18,458
INTEREST EXPENSE
Time deposits, $100,000 and over	1,088	527	2,726	1,385
Other deposits	1,847	1,135	5,104	3,032
Short-term and other borrowings, primarily FHLB advances	537	586	1,577	1,632
TOTAL INTEREST EXPENSE	3,472	2,248	9,407	6,049
NET INTEREST INCOME	5,651	4,654	15,938	12,409
Provision for loan losses	-	90	-	330
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,651	4,564	15,938	12,079
NONINTEREST INCOME
Mortgage origination income	212	371	604	755
Service charges on deposits	240	189	647	502
Other service charges and commissions	67	42	200	118
Investment securities (losses) gains, net	(7)	42	(13)	12
Gain on sale of premises and equipment	15	-	33	-
Gain on sale of land	-	-	42	-
Other income	437	428	1,274	1,226
Total noninterest income	964	1,072	2,787	2,613
NONINTEREST EXPENSE
Salary and employee benefits	2,485	2,224	7,214	6,185
Occupancy	573	482	1,660	1,421
Computer services	139	103	421	314
General and administrative expense	1,144	1,100	3,372	2,901
Total noninterest expense	4,341	3,909	12,667	10,821
EARNINGS BEFORE INCOME TAXES	2,274	1,727	6,058	3,871
Income tax expense	741	550	1,929	1,137
NET EARNINGS	$1,533	$1,177	$4,129	$2,734
Net earnings per common share - Basic	$.52	$.41	$1.41	$.94
Net earnings per common share - Diluted	$.51	$.40	$1.39	$.93
Weighted average number of common shares outstanding	2,949,207	2,903,018	2,938,080	2,901,892
Weighted average number of common and common equivalent shares outstanding	2,993,256	2,937,987	2,979,394	2,936,452
Dividends per share	$.09	$.08	$.27	$.24

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three- and Nine-Month Periods Ended September 30, 2006 and 2005
(dollars in thousands)

	Three Months ended		Nine Months ended
	2006	2005	2006	2005

NET EARNINGS	$1,533	$1,177	$4,129	$2,734

OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized holding (losses) gains on investment securities available for sale arising during the period	1,503	(456)	(216)	(710)

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(92)	101	7	160

Reclassification adjustment for (gains) losses on investment securities available for sale	7	(42)	13	(12)

Total other comprehensive income (loss), before tax	1,418	(397)	(196)	(562)
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:

Unrealized holding (losses) gains on investment securities available for sale arising during the period	(511)	155	73	241

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	31	(34)	(2)	(54)

Reclassification adjustment for (gains) losses on investment securities available for sale	(2)	14	(4)	4

Total income taxes related to other comprehensive income (loss)	(482)	135	67	191
Total other comprehensive (loss) income, net of tax	936	(262)	(129)	(371)

Total comprehensive (loss) income	$2,469	$915	$4,000	$2,363

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended September 30, 2006 and 2005
(dollars in thousands)

	2006	2005

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES, net of effects of purchase acquisition in 2005:	$7,020	$3,123

CASH FLOWS FROM INVESTING ACTIVITIES, net of effects of purchase acquisition in 2005:
Cash acquired of $4,631,073 in excess of cash paid for the purchase acquisition of Liberty	-	801
Investment securities available for sale:
Proceeds from maturity	5,245	8,269
Proceeds from sale and call	1,053	3,343
Purchases	(18,832)	(11,953)
Investment securities held to maturity:
Proceeds from maturity	24	134
Proceeds from call	80	275
Other investments:
Proceeds from sale	553	450
Purchases	(543)	(1,356)
Net (increase) decrease in loans	(27,698)	(31,080)
Purchases of premises and equipment	(2,168)	(934)
Proceeds from sale of premises and equipment	209	14
Net additions of other real estate	2	(1)
Proceeds from sale of other real estate	3,269	835
Net cash (used by) provided by investing activities	(38,806)	(31,203)

CASH FLOWS FROM FINANCING ACTIVITIES, net of effects of purchase acquisition in 2005:
Net increase (decrease) in deposits	(2,536)	22,583
Net increase (decrease) in short-term borrowings	12	1
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(861)	8,132
Proceeds from FHLB advances	8,000	16,300
Repayment of FHLB advances	(12,300)	(10,000)
Issuance of common stock	646	52
Cash dividends paid	(794)	(696)
Net cash (used by) provided by financing activities	(7,833)	36,372

Decrease (increase) in cash and cash equivalents	(39,619)	8,292

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	52,866	9,559
CASH AND CASH EQUIVALENTS: END OF PERIOD	$13,247	$17,851
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$1,016	$2,933
Loans granted to facilitate the sale of other real estate	-	500
Change in components of other comprehensive income	(129)	(371)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges. Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity. At September 30, 2006, fair value of the available for sale investment securities decreased approximately $203,000 when compared to the fair value at December 31, 2005. The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased approximately $134,000. These changes were the results of movements in the bond market as it responds to interest rate changes in the market. At September 30, 2006, fair value of the cash flow hedges increased approximately $7,000 when compared to the fair value at December 31, 2005. The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also increased approximately $5,000. The fair value of the cash flow hedges is based on the interest rates associated with the hedges and will fluctuate in response to rate changes in the market.

4.	Stock-Based Compensation Plans

Habersham Bancorp adopted the FASB’s SFAS No. 123(R), Share-Based Payment, which revised and amended SFAS No. 123. SFAS No. 123(R) requires an entity to recognize as compensation expense the grant-date fair value of stock options and other equity-based compensation granted to employees within the statement of earnings using a fair-value-based method, eliminating the intrinsic value method of accounting previously permissible under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB No. 25) and related interpretations. No compensation expense was recorded within the statement of earnings during the first nine months of 2006, because the Company did not grant any stock options and all previous grants were fully vested.

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

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three- and nine-month periods ended September 30, 2006 and 2005, is as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2006	2005	2006	2005

Net earnings	$1,532,890	$1,176,956	$4,129,389	$2,734,406

Weighted average common shares outstanding	2,949,207	2,903,018	2,938,080	2,901,892
Shares issued from assumed exercise of common stock equivalents	44,049	34,969	41,314	34,560
Weighted average number of common and common equivalent shares outstanding	2,993,256	2,937,987	2,979,394	2,936,452
Earnings per share:
Basic	$.52	$.41	$1.41	$0.94

Diluted	$.51	$.40	$1.39	$0.93

6.	Commitment

The Company entered into a construction contract during the first quarter of 2006 to build its Cumming, Georgia branch building. The construction cost of this 4,898 square foot building is estimated to be approximately $1.5 million and is expected to be completed during the fourth quarter of 2006.

7.	Recent Accounting Pronouncements

Accounting for Uncertainty in Income Taxes

In June 2006, the Financial Accounting Standards Board ("FASB") issued Financial Interpretation No. 48 ("FIN 48") Accounting for Uncertainty in Income Taxes -  an interpretation of FASB Statement No. 109. FIN 48 clarifies the accounting for uncertainty in income taxes recognized in the financial statements and prescribes a recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. This interpretation will be effective for The Company beginning in January of 2007. The Company is in the process of assessing the impact of this interpretation on its financial position and results of operations.

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

The Company’s continuing primary business is the operations of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Gwinnett, Stephens and Forsyth counties in Georgia. The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Earnings for the first nine months of 2006 increased to $4.1 million, or $1.39 per diluted share, from $2.7 million, or $.93 per diluted share when compared to the same period in 2005. A rising interest rate environment in 2006 has impacted both interest income and interest expense. Net interest income has been positively affected as the variable rate loan portfolio of Habersham Bank repriced immediately in response to prime rate increases and by the increase in new loans which had higher rates. Net interest income increased for the third quarter and year-to-date period ended September 30, 2006 when compared to the same periods in 2005 by approximately 21.42% and 28.44%, respectively. Average balances and loan yields in the loan portfolios of Habersham Bank increased for the third quarter and the year-to-date period ended September 30, 2006 when compared to the same periods in 2005. Increases in the loan portfolios resulted from increased loan demand and loan yields have increased in response to prime rate increases during the quarter and year-to-date. The increases in loan balances and loan yield were offset somewhat by an increase in average deposit balances of approximately $57.7 million and $53.9 million for the third quarter and for the year-to-date period ended September 30, 2006, respectively, when compared to the same period in 2005. Interest rates paid on deposits increased to 3.69% from 2.56% when comparing the third quarter of 2006 to the same period in 2005 and increased to 3.40% from 2.33% for the year-to-date period ended September 30, 2006 compared to the same period in 2005. Interest expense paid on deposits has also increased as the market demanded higher rates to be paid on new deposits and maturing certificates of deposits, but at a slower pace.

Total assets decreased approximately $2.4 million, or .50%, during the first nine months of 2006. Growth in the loan portfolios of Habersham Bank of approximately $26.7 million and increases in the investment securities portfolios of approximately $12.1 million, were offset by decreases in federal funds sold, in cash and due from banks and in loans held for sale of approximately $35.1 million, $4.6 million and $1.7 million, respectively.

Personnel costs, occupancy costs and other operating expenses increased approximately 16.64%, 16.82% and 17.98%, respectively, for the first nine months of 2006 over the first nine months of 2005 as a result of the expansion into the Stephens County market with the opening of two new offices located in Toccoa, Georgia and Eastanollee, Georgia during the third quarter of 2005.

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

Material Changes in Financial Condition

The Company’s total assets decreased $2.4 million, or .50% to $476.0 million at September 30, 2006 from $478.4 million at December 31, 2005. During this nine-month period, growth occurred in the loan portfolios of Habersham Bank of approximately $26.7 million, the investment securities portfolios (net of unrealized loss on available for sale securities of approximately $1.7 million) increased approximately $12.1 million and investment in premises and equipment increased approximately $1.3 million. This growth was offset by decreases in balances in federal funds sold of approximately $35.1 million, in cash and due from banks of approximately $4.6 million, in loans held for sale of approximately $1.7 million, in other real estate for approximately $2.2 million and in the allowance for loan losses of approximately $500,000.

During the first nine months of 2006, purchases of investment securities totaled approximately $19.3 million, offset by maturities and calls of approximately $6.9 million. The purchases consisted of $8.3 million in Treasury and Agency bonds, $3.2 million in Mortgage Backed Securities, $7.3 million in municipal bonds and $.5 million in other investments.

Loan growth of the first nine months of 2006 totaling approximately $26.7 million occurred primarily within the real estate secured portfolio. Growth in the real estate secured portfolio and in the consumer lending portfolio totaled approximately $26.4 million and $2.2 million, respectively. This growth was offset by decreases in the commercial lending portfolio of approximately $1.9 million. At September 30, 2006, 91.18% of the total loan portfolio consisted of loans secured by commercial or residential real estate.

Other real estate owned decreased approximately $2.2 million during the first nine months of 2006 primarily as a result of the sale of a multi-family residential property for approximately $2.5 million in August. A gain of approximately $13,000 resulted from this sale. Foreclosures occurring during the first nine months of 2006 totaled approximately $1.0 million offset by sales and write downs of approximately $3.2 million and $16,500, respectively.

During the first nine months of 2006, total deposits decreased approximately $2.5 million. A demand deposit portfolio decrease of $39.9 million was primarily the result of the loss of a large temporary demand deposit of $39 million present at December 31, 2005, during the first quarter of 2006 and a further decrease of approximately $.9 million for the remaining portion of the nine-month period ended September 30, 2006. The demand deposit decrease has been offset somewhat by growth in the NOW and IMM, saving and certificates of deposit account balances of approximately $16.5 million, $6.8 million and $14.3 million, respectively.

Other borrowings decreased approximately $5.1 million during the first nine months of 2006 due to a $4.3 repayment of FHLB advances and activity within commercial repo sweep accounts resulted in a decrease of approximately $3.9 million. Decreases in the commercial sweep accounts were replaced by federal funds purchased of approximately $3 million.

Material Changes in Results of Operations

Total interest income for the third quarter of 2006 increased $2.2 million or 32.18% when compared to the third quarter of 2005 primarily due to increases in loan interest and fees on loans. Total interest income for the first nine months of 2006 increased $6.9 million or 37.31% when compared to the first nine months of 2005. This increase is primarily the result of increases in the loan yields and average loan portfolio balances for the third quarter and first nine months of 2006 when compared to the same period in 2005 as follows:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005

Average balance - loans	$333,076,000	$306,559,000	$326,139,000	$287,882,000

Average yield	9.47%	7.81%	8.98%	7.34%

Interest income from investment securities increased approximately $216,000 and $467,000 for the third quarter and first nine months of 2006 when compared to the same period in 2005. Purchases of investment securities during the year with higher yields resulted in increases in interest income from investment securities for the third quarter and the first nine months of 2006. Increases in the average balance of the investment securities portfolio for the third quarter and first nine months of 2006 totaled approximately $11.8 million and $8.6 million respectively, when compared to the third quarter and first nine months of 2005. Yields on investment securities increased to 5.23% for the third quarter of 2006 when compared to 4.68% for the third quarter of 2005 and increased to 5.08% for the first nine months of 2006 when compared to 4.66% for the first nine months of 2005.

As federal funds sold rates increased during 2006, Habersham Bank was able to maintain a higher average balance in federal funds sold resulting in increased interest income on federal funds for the quarter and the first nine months of this year. Interest income from federal funds sold increased approximately $41,000 and $233,000 for the third quarter and first nine months of 2006, respectively, when compared to the third quarter and first nine months of 2005 primarily due to increases in the average balances in the third quarter and first nine months of 2006 of approximately $1.8 million and $3.2 million, respectively, when compared to the third quarter and first nine months of 2005. Average yields on federal funds sold increased to 5.43% and 4.86%, respectively, for the third quarter and the first nine months of 2006 when compared to 2.94% and 2.63% for the third quarter and the first nine months of 2005.

Total interest expense for the third quarter of 2006 increased $1.2 million or 54.45% when compared to the third quarter of 2005. Total interest expense for the first nine months of 2006 increased $3.4 million or 55.51% when compared to the first nine months of 2005. Two factors impact interest expense: average balances of deposit and borrowing portfolios and average rates paid on each as follows:

	Three Months Ended		Nine Months Ended
	2006	2005	2006	2005

Average balance - interest bearing demand deposits	$87,252,000	$69,783,000	$84,511,000	$69,737,000
Average rate	1.68%	1.12%	1.70%	0.94%
Average balance - money market and savings	$59,758,000	$49,275,000	$61,039,000	$44,231,000
Average rate	4.16%	2.60%	3.69%	2.26%
Average balance - certificates of deposit	$168,784,000	$139,039,000	$162,281,000	$139,945,000
Average rate	4.56%	3.26%	4.18%	3.04%
Average balance - borrowings	$43,573,000	$54,120,000	$45,260,000	$47,560,000
Average rate	4.88%	4.30%	4.66%	4.59%

Net interest income increased approximately $997,000 or 21.42% for the third quarter of 2006 as compared to the third quarter of 2005 and increased approximately $3,529,000 or 28.44% for the first nine months of 2006 as compared to the first nine months of 2005, as a result of the items discussed above.

The net interest margin, which is net interest income divided by average earning assets, was 5.32% for the third quarter of 2006 compared to 4.82% for the third quarter of 2005, and was 5.11% for the first nine months of 2006 compared to 4.52% for the first nine months of 2005. In a rising interest rate environment, Habersham Bank was able to manage its net interest margin to benefit from the rate increases occurring in the variable rate loan portfolios at a faster pace than the increases occurring in the deposit portfolios.

Noninterest income decreased $108,000 or 10.07% for the third quarter of 2006 over the same period in 2005 and increased $174,000 or 6.66% for the first nine months of 2006 over the same period in 2005. Decreases in mortgage origination income of approximately $159,000 for the third quarter of 2006 and $151,000 for the first nine months of 2006 resulted from decreases in origination fees and gain on sale of mortgage loans. Increases in service charges on deposits of approximately $51,000 for the third quarter of 2006 and $145,000 for the first nine months of 2006 when compared to the same periods in 2005 resulted from increases in deposit balances from internal growth and the addition of deposit accounts resulting from the acquisition of Liberty Bank and Trust (“LB&T”) during the third quarter of 2005. Increases occurred in other service charges and commissions of approximately $25,000 for the third quarter of 2006 and $82,000 for the first nine months of 2006 when compared to the same periods in 2005 for the same reasons noted above.  Increases in other income for the third quarter and the nine month period of 2006 totaled approximately $9,000 and approximately $48,000, respectively, when compared to the same periods in 2005. These increases primarily occurred as a result of increased activity in trust fees, master money income and data processing income. Habersham Bank began providing data processing services to another institution during the second quarter of 2005.

Noninterest expense increased $432,000 or 11.05% for the three months ended September 30, 2006 over the same period in 2005. Noninterest expense increased $1,846,000 or 17.06% for the first nine months of 2006 over the same period in 2005. The addition of the Toccoa and Eastanollee offices during the third quarter of 2005 resulted in increased salary and employee benefits, occupancy expense and computer expense when comparing the third quarter and the first nine months of 2006 to the same periods in 2005. The other expense increased $44,000 for the third quarter of 2006 and $471,000 for the nine month period ended September 30, 2006 when compared to the same periods in 2005. Other expenses include outside services, office supplies and equipment, advertising and marketing expenses, intangible expense and general and administrative expenses. The increases for the third quarter comparison occurred primarily in outside services, office supplies and equipment, and other general expenses of approximately $28,000, $6,000 and $104,000, respectively, offset by decreases in advertising and marketing expenses of approximately $36,000. Marketing expenses for the third quarter of 2005 were related to the opening of the Toccoa and Eastanollee Office. The increases for the nine month period comparison occurred primarily in outside services, advertising and marketing expenses, office supplies and equipment, and other general expenses of approximately $89,000, $65,000, $69,000 and $244,000, respectively. Outside services include FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.

Income tax expense for the three months ended September 30, 2006 and 2005 was $741,000 and $550,000, respectively. Income tax expense for the first nine months ended September 30, 2006 and 2005 was $1,929,000 and $1,137,000, respectively. The effective tax rate for the third quarter of 2006 and 2005 was 32.59% and 31.85%, respectively. The effective tax rate for the nine months ended September 30, 2006 and 2005 was 31.85% and 29.37%, respectively. Tax-exempt income on investment securities in municipal bonds was 11.79% of pre-tax income for the first nine months of 2006 when compared to 15.58% for the first nine months of 2005.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule are an element considered for all loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at September 30, 2006 was $7.8 million which does not pose a significant risk to the Company.

No provision for loan losses was charged to expense for the third quarter and the first nine months of 2006 compared to $90,000 for the quarter and $330,000 for the first nine months of 2005. The net charge-offs the first nine months of 2006 totaled $455,177 compared to net charge-offs of $199,779 for the first nine months of 2005. During the first nine months of 2006, charge-offs of real estate, commercial and consumer loans totaled $165,721, $254,672 and $178,764, respectively, offset by recoveries of real estate, commercial and consumer loans of $15,099, $21,567 and $107,314, respectively. At September 30, 2006 and December 31, 2005, the ratio of the allowance for loan losses to total loans was 1.01% and 1.23%, respectively.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes non-performing assets:

	September 30, 2006	December 31, 2005
Accruing loans 90 days past due	$451,172	$799,128
Non-accrual loans	381,969	363,003
Other real estate	539,250	2,773,662
Restructured loans	53,042	130,613
Total non-performing assets	$1,425,433	$4,066,406

Nonperforming assets decreased approximately $2.6 million or 64.95% from December 31, 2005 to September 30, 2006.

Loans classified as 90 days past due decreased $348,000 or 43.54% from December 31, 2005 to September 30, 2006. The decrease is the net result of the following changes:

Balance at December 31, 2005	$799,128
New loans classified to 90 days past due status	649,672
90 days past due loans charged-off	(112,818)
Payments received	(884,810)
Balance at September 30, 2006	$451,172

The following summarizes accruing loans 90 days past due:
Unimproved commercial use land loan	$430,934
Residential loan	20,238
Total accruing loans 90 days past due	$451,172

Impaired loans consist of loans on non-accrual status. The increase is the net result of the following changes:

Balance at December 31, 2005	$363,003
Loans reclassified to non-accrual status in 2006	1,207,599
Payments received on non-accrual loans during 2006	(144,925)
Non-accrual loans charged-off during 2006	(292,019)
Non-accrual loans reclassified to other real estate	(679,750)
Non-accrual loans reclassified to accrual status in 2006	(71,939)
Balance at September 30, 2006	$381,969

Additions to loans on non-accrual status consisted of fifteen real estate secured loans totaling approximately $1,058,509, four commercial loans totaling approximately $112,773 and eleven consumer loans totaling approximately $36,317. The interest income recognized on such loans for the nine-month periods ended September 30, 2006 and 2005 was not material.

At September 30, 2006, the Company’s other real estate owned consisted of the following:

Commercial Properties	$399,500
1-4 Family Residential Properties	72,550
Lot	67,200
Total	$539,250

The decrease in other real estate owned during the first nine months of 2006 was the result of sales of a multi-family residential property and other residential properties totaling approximately $2,470,498 and $762,986, respectively, and write downs of $16,500. A gain of approximately $13,000 was recognized on the sale on the multi-family residential property. These sales were offset by additional foreclosures totaling $1,015,572.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30 million. At September 30, 2006, the Company had federal funds purchased totaling $3.0 million. Presently, the Company has made arrangements with commercial banks for short-term advances under a repurchase agreement line of credit of which none was advanced at September 30, 2006. The Company has approximately $4.6 million outstanding in commercial sweep accounts at September 30, 2006. In addition, the Company has a total available line of $42.6 million, subject to available collateral, from the Federal Home Loan Bank. The Company has $38 million in advances on this line at September 30, 2006.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at September 30, 2006 and 2005 were 22.57% and 20.01%, respectively.

At September 30, 2006 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company’s and the Bank’s ratios at September 30, 2006 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	12.64%	13.50%
Total Capital	13.57%	14.42%
Leverage	10.25%	10.95%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2006, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2005. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2005 included in the Company’s 2005 Annual Report on Form 10K.

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

Item 2.	Changes in securities, use of proceeds and issuer purchases of equity securities.

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the third quarter of 2006.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through July 31, 2006	0	0	0	0
August 1 through August 31, 2006	0	0	0	0
September 1 throught September 30, 2006	0	0	0	0
Total	0	0	0	0

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

HABERSHAM BANCORP
(Registrant)

Date November 1, 2006	/S/ Annette Banks
Chief Financial Officer
(for the Registrant and as the Registrant’s principal financial and accounting officer)