Form 10-K
period 2006-12-31
HABERSHAM BANCORP
filed 2007-03-29
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006.

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

1,718,696 Shares of Common Stock, $1.00 par value--$41,764,313 as of June 30, 2006 (based upon market value of $24.30 /share as of that date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 15, 2007.

Common Stock, $1.00 par value--2,968,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1) Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2006 (the "Annual Report") are incorporated by reference into Part II.

(2) Portions of the Company's Proxy Statement relating to the 2007 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.

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

On July 25, 2005, the Company consummated an agreement to acquire all of the outstanding shares of Liberty Bank & Trust (“Liberty”) for $3.6 million in cash plus certain acquisition costs totaling $194,000. Additionally, the purchase price could include approximately $789,000 of contingent cash consideration that will be released from escrow only upon the lapse of the expiration period and resolution of the contingencies. The cash proceeds to consummate the purchase were obtained from cash dividends paid to the Company by its bank subsidiary, Habersham Bank. Liberty was a commercial bank based in Toccoa,(Stephens County), Georgia and had total assets of $23.2 million, including total loans of $15 million and total investments of $3.3 million. Additionally, Liberty had $20 million in deposits. The Company accounted for the transaction using the purchase method and accordingly, the purchase price was allocated to assets and liabilities acquired based upon their fair values at the date of the acquisition. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was approximately $1.1 million, none of which will be deductible for income tax purposes. Operations of Liberty are included in the Company’s consolidated statements of earnings since the effective date of the acquisition.

 Business of the Bank

Habersham Bank is a financial institution organized under the laws of the State of Georgia in 1904. Habersham Bank operates a full-service commercial banking business based in Habersham, White, Cherokee, Warren, Gwinnett, Stephens and Forsyth Counties, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities and individual retirement accounts. It also makes secured and unsecured loans and provides other financial services to its customers. Habersham Bank has a full-time trust officer on staff and offers a full spectrum of trust services, including trust administration, asset management services, estate and will probate and administration, and other services in the area of personal trusts.

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

Habersham Bank's primary market area consists of Habersham, White, Cherokee, Warren, Gwinnett, Stephens and Forsyth Counties, Georgia. Habersham Bank competes principally for all types of loans, deposits and other financial services with large regional banks and other community banks located in its primary market area. To a lesser extent, Habersham Bank competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies.

The Company and its non-bank subsidiary, Advantage Insurers, also compete with numerous other insurance agencies offering property, casualty and life insurance.

See “Risk Factors - Competition from Other Financial Institutions May Adversely Affect our Profitability.”

Employees

As of December 31, 2006, the Company had 180 full-time equivalent employees. Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement. In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

Supervision & Regulation

Both Habersham Bancorp (the “Company”) and Habersham Bank (the “Bank”) are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations. These laws are generally intended to protect depositors and not shareholders. The following discussion describes the material elements of the regulatory framework that applies to us.

Habersham Bancorp

Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956. As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Federal Reserve. As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of our operations.

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

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served. The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned. The Federal Reserve’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if we are adequately capitalized and adequately managed, we or any other bank holding company located in Georgia may purchase a bank located outside of Georgia. Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside of Georgia. In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits. Currently, Georgia law prohibits acquisitions of banks that have been chartered for less than three years. Because the Bank has been chartered for more than three years, this restriction would not limit our ability to sell.

Change in Bank Control. Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of the bank holding company. Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of a bank holding company. Control is also presumed to exist, although rebuttable, if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging rebuttable presumptions of control.

Permitted Activities. A bank holding company is generally permitted under the Bank Holding Company Act, to engage in, or acquire direct or indirect control of more than 5% of the voting shares of any company engaged in, the following activities:

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

Despite prior approval, the Federal Reserve may order a bank holding company or its subsidiaries to terminate any of these activities or to terminate its ownership or control of any subsidiary when it has reasonable cause to believe that the bank holding company’s continued ownership, activity or control constitutes a serious risk to the financial safety, soundness or stability of it or any of its bank subsidiaries.

In addition to the permissible bank holding company activities listed above, the Financial Services Modernization Act of 1999, or the Gramm-Leach-Bliley Act, revised and expanded the provisions of the Bank Holding Company Act by permitting a bank holding company to qualify and elect to become a financial holding company. Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity. The following activities are considered financial in nature:

•	lending, trust and other banking activities;
•	insuring, guaranteeing or indemnifying against loss or harm, or providing and issuing annuities and acting as principal, agent or broker for these purposes, in any state;
•	providing financial, investment or advisory services;
•	issuing or selling instruments representing interests in pools of assets permissible for a bank to hold directly;
•	underwriting, dealing in or making a market in securities;
•	other activities that the Federal Reserve may determine to be so closely related to banking or managing or controlling banks as to be a proper incident to managing or controlling banks;
•	foreign activities permitted outside of the United States if the Federal Reserve has determined them to be usual in connection with banking operations abroad;
•	merchant banking through securities or insurance affiliates; and
•	insurance company portfolio investments.

On December 18, 2006, the SEC and the Federal Reserve issued joint proposed rules, which would implement the “broker” exception for banks under Section 3(a)(4) of the Exchange Act of 1934 and would be adopted as part of the Gramm-Leach-Bliley Act. The proposed rules would implement the statutory exceptions that allow a bank, subject to certain conditions, to continue to conduct securities transactions for the Bank’s customers as part of its trust and fiduciary, custodial and deposit “sweep” functions, and to refer customers to a securities broker-dealer pursuant to a networking arrangement with the broker-dealer.

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.” Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions. Under Federal Reserve policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank. This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it. In addition, any capital loans made by us to the Bank will be repaid only after its deposits and various other obligations are repaid in full. In the unlikely event of our bankruptcy, any commitment by it to a federal banking regulator to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Habersham Bank

Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination and reporting requirements of the FDIC and the GDBF. The FDIC and the GDBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions. Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law. Because the Bank’s deposits are insured by the FDIC to the maximum extent provided by law, it is also subject to certain FDIC regulations. The Bank is also subject to numerous state and federal statutes and regulations that affect its business, activities and operations.

Branching. Under Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of its primary bank regulator. In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the applicable states’ laws. Georgia law, with limited exceptions, currently permits branching across state lines through interstate mergers.

Under the Federal Deposit Insurance Act, states may “opt-in” and allow out-of-state banks to branch into their state by establishing a new start-up branch in the state. Currently, Georgia has not opted-in to this provision. Therefore, interstate merger is the only method through which a bank located outside of Georgia may branch into Georgia. This provides a limited barrier of entry into the Georgia banking market, which protects us from an important segment of potential competition. However, because Georgia has elected not to opt-in, our ability to establish a new start-up branch in another state may be limited. Many states that have elected to opt-in have done so on a reciprocal basis, meaning that an out-of-state bank may establish a new start-up branch only if their home state has also elected to opt-in. Consequently, until Georgia changes its election, the only way the Bank will be able to branch into states that have elected to opt-in on a reciprocal basis will be through interstate merger.

Prompt Corrective Action. The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories. As of December 31, 2006, the Bank qualified for the well-capitalized category.

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

An institution that is assigned to any of the “undercapitalized,” “significantly undercapitalized” or “critically undercapitalized” categories is required to submit an acceptable capital restoration plan to its appropriate federal banking regulators. A bank holding company must guarantee that a subsidiary depository institution meets its capital restoration plan, subject to various limitations. The controlling holding company’s obligation to fund a capital restoration plan is limited to the lesser of 5% of an undercapitalized subsidiary’s assets at the time it became undercapitalized or the amount required to meet regulatory capital requirements. An undercapitalized institution is also generally prohibited from increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval. The regulations also establish procedures for downgrading an institution to a lower capital category based on supervisory factors other than capital.

FDIC Insurance Assessments. The FDIC has adopted a risk-based assessment system for insured depository institutions that takes into account the risks attributable to different categories and concentrations of assets and liabilities. The system assesses higher rates on those institutions that pose greater risks to the Deposit Insurance Fund (the “DIF”). The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment). Within the lower risk category, Risk Category I, rates will vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings.

Capital group assignments are made quarterly and an institution is assigned to one of three capital categories: (1) well capitalized; (2) adequately capitalized; and (3) undercapitalized. These three categories are substantially similar to the prompt corrective action categories described above, with the “undercapitalized” category including institutions that are undercapitalized, significantly undercapitalized and critically undercapitalized for prompt corrective action purposes. The FDIC also assigns an institution to one of three supervisory subgroups based on a supervisory evaluation that the institution’s primary federal banking regulator provides to the FDIC and information that the FDIC determines to be relevant to the institution’s financial condition and the risk posed to the deposit insurance funds. Assessments range from 5 to 43 cents per $100 of deposits, depending on the institution’s capital group and supervisory subgroup. Institutions that are well capitalized will be charged a rate between 5 and 7 cents per $100 of deposits.

In addition, the FDIC imposes assessments to help pay off the $780 million in annual interest payments on the $8 billion Financing Corporation bonds issued in the late 1980s as part of the government rescue of the thrift industry. This assessment rate is adjusted quarterly and is set at 1.22 cents per $100 of deposits for the first quarter of 2007.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order or condition imposed by the FDIC.

Community Reinvestment Act. The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal bank regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods. These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility. Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank. Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

Allowance for Loan and Lease Losses. The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports. Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses. The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance. Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio. The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date. See “Management’s Discussion and Analysis - Critical Accounting Policies.”

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans. On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations. CRE loans generally include land development, construction loans and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property. The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institutions total capital, or

•
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more during the prior 36 months.

Other Regulations. Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates. The Bank’s loan operations are also subject to federal laws applicable to credit transactions, such as the:

•	Truth-In-Lending Act, governing disclosures of credit terms to consumer borrowers;

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

•
Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended by the Servicemembers’ Civil Relief Act, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•
Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the:

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve, in the case of the Company and the FDIC in the case of the Bank. The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for bank holding companies. The Bank is also subject to risk-based and leverage capital requirements adopted by its primary regulator, which are substantially similar to those adopted by the Federal Reserve for bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%. Total capital consists of two components; Tier 1 Capital and Tier 2 Capital. Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets. Tier 1 Capital must equal at least 4% of risk-weighted assets. Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves. The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital. At December 31, 2006 our ratio of total capital to risk-weighted assets was 14.03% and our ratio of Tier 1 Capital to risk-weighted assets was 13.16%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies. These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk. All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2006, our leverage ratio was 10.83%. The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets. The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business. As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements. See “[Bank] - Prompt Corrective Action” above.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as its sole shareholder. Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders.

The Bank is required to obtain prior approval of the GDBF if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank’s net income for the prior year. The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines. At December 31, 2006, the Bank could pay cash dividends without prior regulatory approval.

If, in the opinion of the federal banking regulator, the Bank was engaged in or about to engage in unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice it considers unsafe or unsound. The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice. Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized. Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act. Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance or letter of credit issued on behalf of an affiliate.

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

The Bank is also subject to restrictions on extensions of credit to their executive officers, directors, principal shareholders and their related interests. These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Anti-Terrorism and Money Laundering Legislation

The Bank is subject to the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the “USA PATRIOT Act”) as it amended the Bank Secrecy Act and the rules and regulations of the Office of Foreign Assets Control. These statutes and related rules and regulations impose requirements and limitations on specific financial transactions and account relationships, intended to guard against money laundering and terrorism financing. The Bank has established a customer identification program pursuant to Section 326 of the USA PATRIOT Act and the Bank Secrecy Act, and otherwise has implemented policies and procedures to comply with the foregoing rules.

Federal Deposit Insurance Reform

On February 8, 2006, President Bush signed the Federal Deposit Insurance Reform Act of 2005 (the “FDIRA”). Among other things, FDIRA changes the federal deposit insurance system by:

•	raising the coverage level for qualifying retirement accounts to $250,000, subject to future indexing;

•
authorizing the FDIC and the National Credit Union Administration to index deposit insurance coverage for inflation, for standard accounts and qualifying retirement accounts, every five years beginning April 1, 2007;

•	prohibiting undercapitalized financial institutions from accepting employee benefit plan deposits;

•	merging the Bank Insurance Fund and Savings Association Insurance Fund into a new Deposit Insurance Fund (the DIF); and

•	providing credits to financial institutions that capitalized the FDIC prior to 1996 to offset future assessment premiums.

FDIRA also authorizes the FDIC to revise the current risk-based assessment system, subject to notice and comment and caps the amount of the DIF at 1.50% of domestic deposits. The FDIC must issue cash dividends, awarded on a historical basis, for the amount of the DIF over the 1.50% ratio. Additionally, if the DIF exceeds 1.35% of domestic deposits at year-end, the FDIC must issue cash dividends, awarded on a historical basis, for half of the amount of the excess.

Financial Services Regulatory Relief Act

President Bush signed the Financial Services Regulatory Relief Act of 2006 (“Regulatory Relief Act”) into law on October 13, 2006. The Regulatory Relief Act repeals certain reporting requirements regarding loans to bank executive officers and principal shareholders. These changes have eliminated the statutory requirements for (1) the report to the Board of Directors when an executive officer becomes indebted to another institution in an aggregate amount that is greater than the officer would receive from his or her own institution; (2) the report filed by the institution that listed all credits made to executive officers since the previous report of condition; and (3) the report to the Board of Directors that is required when an executive officer or a principal shareholder become indebted to a correspondent bank.

The Regulatory Relief Act increased the size of a bank eligible for 18-month (rather than annual) examinations from $250 million to $500 million. The Regulatory Relief Act amends the privacy rules of Gramm-Leach-Bliley to clarify that CPA’s are not required to notify their customers of privacy and disclosure policies as long as they are subject to state law restraints on disclosure of non-public personal information without customer approval. Finally, the Regulatory Relief Act requires that the federal banking regulators develop model privacy notice forms, and banks adopting the model forms will be afforded a regulatory safe harbor under the disclosure requirements of Gramm-Leach-Bliley.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations and competitive relationships of financial institutions operating and doing business in the United States. We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies. The Federal Reserve’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession. The monetary policies of the Federal Reserve affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks and its influence over reserve requirements to which member banks are subject. Neither the Company nor the Bank can predict the nature or impact of future changes in monetary and fiscal policies.

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

At December 31, 2006, approximately 90.55% of our loans had real estate as a primary or secondary component of collateral. The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended. If we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected. With most of our loans secured by commercial and residential real estate, a decline in local economic conditions could adversely affect the values of our real estate collateral. Consequently, a decline in local economic conditions in northern Georgia may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse.

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

Our directors and executive officers, as a group, beneficially owned approximately 45.7% of our fully diluted outstanding common stock as of December 31, 2006. As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. Our allowance for loan losses was $3,444,789, or .99% of loans, as of December 31, 2006.

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

Even though our common stock is currently traded on the Nasdaq Global Market, it has substantially less liquidity than the average stock quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq Global Market is relatively low when compared with larger companies listed on the Nasdaq Global Market or stock exchanges. We cannot say with any certainty that a more active and liquid trading market for our common stock will develop. Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares, and you may not be able to sell your shares at all.

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

Habersham Bank's North Habersham (main) office is located at 1151 Washington Street, Clarkesville, Georgia. The telephone number of that office is (706) 778-1000. Habersham Bank also has seven full-service branch offices. Its Central Habersham office is located at 282 Historic Highway 441, Cornelia, Georgia; its South Habersham office is located at 186 441 By-Pass, Baldwin, Georgia; its Cleveland Office is located at 575 South Main Street, Cleveland, Georgia; its Canton Office is located at 1925 Marietta Highway, Canton, Georgia; its Hickory Flat Office is located at 6782 Hickory Flat Highway, Canton, Georgia; its Warrenton Office is located at 217 East Main Street, Warrenton, Georgia; its Braselton Office is located at 6322 Grand Hickory Drive, Braselton, Georgia; its Toccoa Office is located at 27 North Big A Road; its Eastanollee Office is located at 370 Wal-Mart Way, Eastanollee, Georgia and its Cumming Office is located at 2740 Nuckolls Road, Cumming, Georgia. Each office has a 24-hour teller machine. Habersham Bank owns its office properties without encumbrance, with the exception of the Warrenton Office, which is leased on a month to month basis.

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

The common stock of Habersham Bancorp is traded on the Nasdaq Global Market ("Nasdaq") under the symbol HABC. At December 31, 2006 Habersham Bancorp had approximately 505 shareholders of record. The following table sets forth the high and low sale prices and the cash dividends paid on the Company's common stock on a quarterly basis for the past two fiscal years and a portion of the first quarter of 2007.

2007	High	Low	Dividends
First quarter
(through March 19, 2007) $24.00	$24.00	$22.49	$0.10

2006:	High	Low	Dividend
Fourth Quarter	$25.00	$24.00	$.09
Third Quarter	25.05	24.00	.09
Second Quarter	25.50	22.05	.09
First Quarter	25.50	21.91	.09

2005:	High	Low	Dividend
Fourth Quarter	$24.18	$21.50	$.08
Third Quarter	23.60	20.75	.08
Second Quarter	24.00	20.11	.08
First Quarter	23.00	20.42	.08

The approval of the Georgia Department of Banking and Finance is required if dividends declared by the Bank to the Company in any year will exceed 50% of the net earnings of the Bank for the previous calendar year. As of December 31, 2006 the Bank could declare dividends to the Company up to approximately $3,080,000 without regulatory approval.

The Company did not repurchase any of its outstanding common stock during the fourth quarter of 2006 or issue any of its equity securities without registration under the Securities Act of 1933, as amended, during 2006.

PERFORMANCE GRAPH

The Performance Graph below compares the yearly percentage change in the cumulative total shareholder return on our common stock to the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the Nasdaq Bank Stock Index from December 31, 2001, through the last trading day of each succeeding fiscal year through December 31, 2006. The Performance Graph assumes reinvestment of dividends, where applicable.

Comparison of Five - Year Cumulative Total Returns
Performance Graph for
Habersham Bancorp

Produced on 02/26/2007 including data to 12/29/2006

Prepared by CRSP (www.crsp.uchicago.edu), Center for Research in Security Prices, Graduate School of Business, The University of Chicago. Used with permission. All rights reserved.

Item 6.	SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(In thousands, except share and per share data)

	For the years ended December 31
	2006	2005	2004	2003	2002
SUMMARY OF OPERATIONS
Interest income	$34,460	$25,936	$20,743	$22,593	$27,137
Interest expense	13,218	8,600	6,791	8,122	12,041
Provision for loan losses	-	330	483	950	1,307
Other income	3,656	3,448	4,431	3,490	3,620
Other expense	17,194	14,991	14,777	14,000	12,857

Income from continuing operations	5,293	3,813	2,343	2,296	3,447
Income from discontinued operations	-	-	-	-	2,337
Net earnings	$5,293	$3,813	$2,343	$2,296	$5,784

PER SHARE AMOUNTS
Earnings from continuing operations - diluted	$1.77	$1.30	$.80	$.79	$1.22
Earnings from discontinued operations - diluted	-	-	-	-	.83
Net earnings per common share-diluted	$1.77	$1.30	$.80	$.79	$2.05

Dividends	$.36	$.32	$1.28	$1.18	$.24
Weighted average number of common and common equivalent shares outstanding	2,983,048	2,938,698	2,939,951	2,895,113	2,815,972

AT DECEMBER 31
Total assets	$555,738	$478,431	$385,933	$374,978	$429,411
Earning assets	502,035	435,091	355,093	342,664	395,047
Loans, net	342,816	316,773	277,137	261,818	303,813
Deposits	450,629	372,762	292,957	279,600	336,526
Long-term debt	38,000	42,300	36,000	30,000	30,000
Stockholders’ equity	55,564	50,257	48,006	49,229	50,315

RATIOS
Return on average assets	1.13%	.91%	.62%	.58%	1.32%
Return on average equity	10.06%	7.76%	4.86%	4.44%	12.14%
Dividend payout ratio	20.03%	24.63%	160.00%	149.37%	11.70%
Average equity to average assets ratio	11.25%	11.77%	12.66%	13.24%	10.88%

Balance sheet amounts have not been adjusted to reflect discontinued operations.

Item 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Year Ended December 31, 2006

Net earnings for 2006 were $5,292,909, representing an increase of 38.80% from 2005. Diluted earnings per share were $1.77, up $.47 per share from 2005, and return on average equity was 10.06% as compared to 7.76% for 2005. Year-to-date net earnings reflect the increase in net interest income of approximately $3.9 million when compared to net earnings of 2005.

Habersham Bank has been able to maintain a healthy tax equivalent net interest margin during 2006 with an average net interest margin of 5.03% compared to 4.61% during 2005. The increase in the net interest margin is primarily due to loan growth of approximately $25.5 million primarily in real estate construction lending in expanding markets in Cherokee and Gwinnett counties and increases in commercial lending in new markets in metro Atlanta.

The variable rate loan portfolio increased during 2006 by approximately $18.8 million which allows for quicker response to increases in the prime interest lending rate than the deposit portfolio. The majority of the variable rate loan portfolio is a daily adjustable rate product tied to the prime rate and can adjust immediately to prime rate increases while interest bearing deposits are primarily adjusted at maturity. Maintaining a profitable net interest margin (net interest income divided by average earning assets) continued to be the focus of management during 2006.

Total assets of $556 million at December 31, 2006, reflect an increase of $77.3 million or 16.16% from $478 million at December 31, 2005. Management reported that the increase is due primarily due to excess cash from a short term deposit made at year-end invested in federal funds sold and in cash and due from banks, loan growth in the Cherokee County and Gwinnett County markets, purchases of investment securities and investment in premises and equipment of approximately $37.7 million, $25.5 million, and $11.8 million and $2.4 million, respectively.

Management has developed strategies for asset growth and expansion of its financial services into selective growth markets in North Georgia. During 2006, Habersham Bank expanded its services into Forsyth County with the operation of a Loan Production Office while a new branch building was under construction. The new building was officially opened for business in January 2007.

Year Ended December 31, 2005

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

Net interest income for 2005 increased approximately $3,384,000 during 2005 primarily as a result of rates tied to prime in the variable rate loan portfolio adjusting to increases in the prime rate during the year. An increase in Habersham Bank’s net loan growth of $39.6 million also impacted interest income. Loan growth, primarily in the real estate lending portfolio of approximately $40.3 million was slightly offset by decreases in the commercial and consumer lending portfolios of approximately $239,000 and $156,000, respectively. Balances in the deposit portfolio increased approximately $79.8 million when compared to December 31, 2004. Noninterest bearing deposits increased approximately $48.4 million and interest earning accounts increased approximately $31.4 million. The increase in deposits was the result of new branch locations in Toccoa, which added approximately $18.7 million to Habersham Bank’s deposit portfolios, and growth in branch market areas, which added approximately $61.1 million.

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

Certain economic factors could have a material impact on the loan loss allowance determination and its adequacy. The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the determination is a consideration of concentrations in collateral which secure the loan portfolio. The Company’s loan portfolio is secured primarily by commercial and residential real estate, with such loans comprising approximately_90.64% of the total loan portfolio at December 31, 2006. While there is a risk that the value of the real estate securing the loans in the portfolio could decrease during an economic recession, 14.68% of the real estate securing the loan portfolio was 1 - 4 family residential properties at December 31, 2006 and these loans are generally not as affected by downturns in the economy. The Company also has concentrations in mortgages for agribusiness purposes in the poultry industry and in commercial loans for the travel accommodation industry. See “Loans.”

The Company will, from time to time, make unsecured loans. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at December 31, 2006 was $8.7 million, which does not pose a significant risk to the Company.

The Company is not aware of any large loan relationships that if defaulted would have a significant impact on the allowance for loan losses.

Refer to the section entitled “Allowance for Loan Losses” for an additional discussion of the key assumptions and methods used in determining the allowance for loan losses, as well as inherent risks in estimating the allowance.

RESULTS OF OPERATIONS

Habersham Bancorp’s net earnings were $5,292,909, $3,813,471 and $2,343,273, for the years ended December 31, 2006, 2005 and 2004, respectively, with related diluted earnings per common and common equivalent share of, $1.77, $1.30 and $.80 respectively, representing an increase of 36.15% from 2005 to 2006 and an increase of 62.50% from 2004 to 2005.

Net earnings represents a return on average equity of 10.06%, 7.76% and 4.86% in 2006, 2005 and 2004, respectively.

The total loan portfolio for 2006 when compared to 2005 increased approximately $25.5 million. An increase in the real estate construction lending portfolio totaled approximately $23.4 million as a result of loan growth occurring in the Cherokee and Braselton market areas. The consumer lending portfolio also increased approximately $2.7 million during 2006. The commercial lending portfolio decreased approximately $649,000 during 2006. The average yields on the total loan portfolio for 2006 and 2005 were 9.01% and 7.52%, respectively.

At December 31, 2006 and 2005, the deposit portfolio included large short-term deposits from a customer and its affiliates totaling approximately $78.5 million and $36.3 million, respectively. Excluding these short-term deposits, the deposit portfolio increased approximately $35.7 million, or 10.60% for 2006 when compared to 2005. Increases in interest bearing deposits totaling approximately $44.8 million were offset by decreases in noninterest bearing deposits totaling approximately $9.1 million. The average rates paid on interest bearing deposits for 2006 and 2005 were 3.54% and 2.46%, respectively.

The average balance of the total loan portfolio for 2005 when compared to 2004 increased approximately $25.8 million, or 9.51% due to increases in average balances of internally generated loans of approximately $14.3 million and the average loan balances of approximately $11.4 million generated from the addition of Liberty’s loan portfolio. The average balance of the deposit portfolio during 2005 increased approximately $31.1 million when compared to 2004. This increase in average deposits resulted from the addition of approximately $18.4 million in Liberty’s deposit portfolio and growth in the deposit portfolios at other branch offices of approximately $12.7 million. Average interest bearing and noninterest bearing deposit balances increased approximately $19.3 million and $11.8 million, respectively, for 2005 when compared to average deposit balances in 2004.

The increase in net earnings for the year ended December 31, 2006, when compared to the year ended December 31, 2005, was primarily due to the increase in net interest income of approximately $3.9 million. Noninterest income for 2006 increased approximately $208,000, or 6.03% when compared to 2005, primarily due to increases in service charges on deposit accounts totaling approximately $200,000. Noninterest expense increased approximately $2.2 million, or 14.69% when compared to 2005. This increase is attributable to increases in salaries and employee benefits, occupancy expense, computer services, and other expense totaling approximately $1.3 million, $279,000, $94,000 and $527,000, respectively.

The increase in net earnings for 2005, when compared to 2004, was primarily due to the increase in net interest income. Net earnings was impacted by a net decrease in noninterest income of approximately $779,000 and increases in noninterest expense of approximately $418,000. Increases in other income, trust service fees and income from company-owned life insurance of approximately $344,000, $38,000 and $14,000, respectively, were offset by decreases in noninterest income relating to the sale of land and the common stock investments of approximately $879,000 and $199,000, respectively. Mortgage origination income decreased approximately $21,000 as a result of the slowing of the secondary mortgage market. A net loss of $5,654 occurred on securities sales for 2005 compared to a net gain of $51,816 for 2004.

NET INTEREST INCOME

Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.

	2006	2005	2004
Net interest income	$21,242,379	$17,335,931	$13,951,914

Net interest income for 2006 increased approximately $3,906,000, or 22.53%, when compared to 2005, which had increased approximately $3,384,000, or 24.25%, when compared to 2004. Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings. The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings for 2006, 2005 and 2004.

	2006	2005	2004
Interest Yields Earned:	Yields	Yields	Yields
Loans	9.01%	7.52%	6.42%
Investment Securities	5.08%	4.67%	4.69%
Federal Funds Sold	4.89%	2.86%	1.54%

Loans Held for Sale	4.72%	3.15%	5.61%

Interest Rates Paid:	Rates	Rates	Rates
Deposits	5.40%	2.46%	1.98%
Borrowings	4.71%	4.52%	4.57%

Yields and rates reflect adjustments in pricing as the Federal Reserve moves the prime interest rate.

During 2006, average balances in Habersham Bank’s loan portfolio, the investment securities portfolio and in federal funds sold increased approximately $46.6 million, or 12.12% in the aggregate. Average balances in interest bearing deposits increased approximately $52.7 million offset by a decrease in average borrowings of approximately $3.4 million during 2006.

During 2006, interest income increased approximately $8.5 million, or 32.86%, when compared to 2005. Increases in interest income resulted from interest on loans, investment securities and federal funds sold totaling approximately $7,506,000, $753,000 and $265,000, respectively. The increase in interest income from loans resulted primarily from the increase in average balances in Habersham Bank’s loan portfolio during 2006. Loan production in commercial and residential real estate secured loans during 2006 created an increase in loan balances of approximately $23 million during 2006. Increases in the prime lending rate during the first six months of 2006 from 7.25% at December 31, 2005 to 8.25% at June 30, 2006 also positively affected interest income as variable rate loans in Habersham Bank’s loan portfolio repriced in response to the prime rate changes.

During 2005, interest income increased approximately $5.2 million, or 25.03%, when compared to 2004. Increases in interest income resulted from interest on loans, investments and in federal funds sold totaling approximately $4.9 million, $170,000 and $139,000, respectively. The increase in interest income from loans resulted from the impact of rising interest rates and increases in loan balances. Average balances in Habersham Bank’s loan portfolio increased during 2005, reversing a downward trend occurring during 2004. Habersham Bank increased its loan production in commercial and residential real estate secured loans by approximately $39.9 million during 2005. The merger with Liberty added loans to the commercial, residential real estate mortgage and consumer portfolios totaling $6.6 million, $3.5 million and $1.3 million, respectively. Interest income from investment securities and federal funds sold increased primarily due to increases in balances in these investments.

Interest expense for 2006 increased approximately $4.6 million, or 53.69%, when compared to 2005, primarily as a result of increases of approximately $52.7 million in the average balances of the interest bearing deposit portfolios at Habersham Bank, offset by decreases of approximately $3.4 million in other borrowings. During 2006, average balances in time deposit accounts, interest bearing demand deposit accounts and in savings accounts increased approximately $21.2 million, $17.l million and $14.4 million, respectively, when compared to average balances in the same portfolios in 2005.

Interest expense for 2005 increased approximately $1.8 million, or 26.63%, when compared to 2004 primarily as a result of increases within the deposit portfolios at Habersham Bank and increases in borrowing activity. The average interest-bearing deposit portfolios of certificates of deposit, Money Market & NOW accounts and savings increased approximately $13.6 million, $4.7 million and $1.0 million, respectively.

The tax equivalent net interest margin of the Company was 5.03% in 2006, 4.61% in 2005 and 4.08% in 2004. The net interest margin of the Company was maintained due to close management of yields earned on loans and investment securities and on rates paid for deposits and borrowings.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

Average balances in the total loan portfolio increased approximately $33.8 million, or 11.36%, at December 31, 2006 from 2005 average balances. The total loan portfolios increased approximately $25.5 million, or 7.95%, when comparing December 31, 2006 to December 31, 2005. Increases in the lending portfolio of commercial and residential real estate and in the consumer lending portfolio totaled approximately $23.4 million and $2.7 million, respectively. These increases were offset by a decrease in the commercial lending portfolio of approximately $649,000. Increased activity within the commercial and residential construction portfolio resulted in an increase of approximately $31.9 million offset by a decrease in the remaining real estate secured portfolio of approximately $8.5 million.

Average balances in the loan portfolio at December 31, 2005 increased approximately $25.8 million, or 9.51% from December 31, 2004 average balances. The total loan portfolios increases approximately $39.9 million, or 14.21%, when comparing December 31, 2005 to December 31, 2004. At December 31, 2005, the mix of the loan portfolio had changed from the loan balance mix at December 31, 2004 with increases in the commercial and residential real estate portfolio of approximately $40.3 million offset by decreases in the commercial and consumer portfolios of approximately $239,000 and $156,000, respectively. The increase in the commercial and residential real estate portfolio was primarily in commercial and residential construction lending of approximately $35.1 million and in commercial real estate mortgages of approximately $3.8 million. Increases in the residential real estate mortgage portfolio also totaled approximately $1.4 million.

Average balances of investment securities increased approximately $9.9 million, or 12.36%, from year-end 2005 to 2006. Purchases of investment securities totaled approximately $20.5 million during 2006 offset by maturities, sales and calls of investment securities of approximately $6.8 million and $2.0 million, respectively. Purchases of U.S. government-sponsored enterprises and tax-exempt state and political subdivisions securities totaled approximately $12.5 million and $8.0 million, respectively, during 2006.

Average balances of investment securities increased approximately $4.5 million, or 5.92%, from year-end 2004 to 2005. The increase in investment securities was a result of purchases of approximately $18.2 million offset by proceeds from maturities, sales and calls of investment securities of approximately $16.7 million. Average federal funds sold increased approximately $3.0 million or 92.78% in 2005 over 2004.

The average balances in the total deposit portfolio increased approximately $48.6 million during 2006. Interest bearing account balances of time deposits, interest bearing demand deposits and savings deposits increased approximately $21.2 million, $17.1 million and $14.4 million, respectively. Noninterest bearing demand deposit account balances decreased approximately $4.1 million.

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

The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest-earning assets, average rates paid on interest-bearing liabilities, interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities, and net interest margin. Yields on non-taxable instruments are reported on a tax-equivalent basis. This information is presented for the years ended December 31, 2006, 2005 and 2004.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

	2006			2005
	Average Balance	Income/ (Expense)	Average Yield/Cost	Average Balance	Income/ (Expense)	Average Yield/Cost
Interest-earning assets:
Loans, net (1)	$331,363,746	29,854,762	9.01%	$297,566,778	22,381,406	7.52%
Investment securities (2):
Taxable	67,479,130	3,107,325	4.60%	62,143,278	2,530,007	4.07%
Tax exempt	22,882,099	982,884	6.51%	18,280,795	807,397	6.69%
Federal funds sold	9,036,945	442,118	4.89%	6,206,271	177,491	2.86%
Loans held for sale	1,545,039	72,949	4.72%	1,270,199	39,968	3.15%
Total interest-earning assets	432,306,959	34,460,038	8.09%	385,467,321	25,936,269	6.84%
Noninterest-earning assets	35,179,810			31,953,575
Total assets	$467,486,769			$417,420,896
Interest-bearing liabilities:
Money Market and NOW	$86,590,932	(1,533,639)	1.77%	$69,479,318	(710,963)	1.02%
Savings accounts	61,332,587	(2,351,977)	3.83%	46,961,741	(1,110,185)	2.36%
Certificates of deposit	164,822,662	(7,180,212)	4.36%	143,560,942	(4,562,138)	3.18%
Total deposits	312,746,181	(11,065,828)	3.54%	260,002,001	(6,383,286)	2.46%
Short-term and other borrowings	45,652,371	(2,151,831)	4.71%	49,097,093	(2,217,052)	4.52%
Total interest-bearing liabilities	358,398,552	(13,217,659)	3.69%	309,099,094	(8,600,338)	2.78%
Noninterest- bearing deposits	51,482,129			55,581,576
Other noninterest-bearing Liabilities	5,001,319			3,483,422
Total liabilities	414,882,000			368,164,092
Stockholders' equity	52,604,769			49,256,804
Total liabilities and stockholders' equity	$467,486,769			$417,420,896
Net interest income		$21,242,379			$17,335,931
Net interest margin			5.03%			4.61%
Interest rate spread			4.40%			4.06%

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

	2004
	Average Balance	Income/ (Expense)	Average Yield/Cost

Interest-earning assets:
Loans, net (1)	$271,736,598	$17,472,126	6.42%
Investment securities (2):
Taxable	59,419,846	2,415,647	4.07%
Tax exempt	16,506,185	751,363	6.90%
Federal funds sold	2,507,353	38,648	1.54%
Loans held for sale	1,169,145	65,635	5.61%
Total interest-earning assets	351,339,127	20,743,419	6.01%
Noninterest-earning assets	27,663,565
Total assets	$379,002,692
Interest-bearing liabilities:
Money Market and NOW	$63,863,610	(425,621)	0.67%
Savings accounts	32,025,495	(329,545)	1.03%
Certificates of deposit	143,730,711	(3,996,453)	2.77%
Total deposits	239,619,816	(4,751,619)	1.98%
Short-term and other borrowings	44,678,086	(2,039,886)	4.57%
Total interest-bearing liabilities	284,297,902	(6,791,505)	2.38%
Noninterest- bearing deposits	42,236,275
Other noninterest-bearing Liabilities	3,674,730
Total liabilities	330,208,907
Stockholders' equity	48,793,785
Total liabilities and stockholders' equity	$379,002,692
Net interest income		$13,951,914
Net interest margin			4.08%
Interest rate spread			3.63%

(1)
Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 2006, 2005 and 2004. Income includes loan fees of $2,037,032, $1,869,748 and $1,393,790 for 2006, 2005 and 2004, respectively.

(2)
Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

	2006 vs. 2005 Increase (Decrease) Due to			2005 vs. 2004 Increase (Decrease) Due to
	Average	Average		Average	Average
	Volume (1)	Rate (1)	Net	Volume (1)	Rate (1)	Net

Interest Income:
Loans	$2,541,532	$4,931,824	$7,473,356	$1,658,298	$3,250,982	$4,909,280
Investment securities:
Taxable	217,169	360,149	577,318	110,844	3,516	114,360
Tax exempt	307,827	(132,340)	175,487	122,448	(66,414)	56,034
Federal funds sold	80,957	183,670	264,627	56,963	81,880	138,843
Loans held for sale	8,657	24,324	32,981	5,669	(31,336)	(25,667)
Total interest-earning assets	$3,156,142	$5,367,627	$8,523,769	$1,954,222	$3,238,628	$5,192,850

Interest Expense:
Money Market and NOW	$174,538	$648,138	$822,676	$37,064	$248,278	$285,342
Savings accounts	341,457	900,335	1,241,792	153,843	626,797	780,640
Certificates of deposit	674,958	1,943,116	2,618,074	(169,769)	735,454	565,685
Short-term and other borrowings	(155,701)	90,480	(65,221)	201,065	(23,899)	177,166
Total interest-bearing liabilities	$1,035,252	$3,582,069	$4,617,321	$222,203	$1,586,630	$1,808,833

Change in net interest income	$2,120,890	$1,785,558	$3,906,448	$1,732,019	$1,651,998	$3,384,017

(1)	The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

NONINTEREST INCOME AND NONINTEREST EXPENSE

Noninterest income increased approximately $208,000, or 6.03%, during 2006 resulting primarily from increases in service charges on deposit accounts, trust services fees, gains from the sale of premises and equipment, and in other income of approximately $200,000, $76,000, $70,000 and $75,000, respectively. These increases were offset by decreases in mortgage origination income and in income from company-owned life insurance of approximately $196,000 and $10,000, respectively. A net loss of $13,216 occurred on securities sales in 2006 compared to a net loss of $5,654 in 2005. The increase in service charges on deposit accounts resulted from the introduction of an overdraft protection product which generated additional NSF fees during 2006. The Trust Department introduced a business development plan in 2006 which produced additional accounts and increases in trust fees. The gain on sale of premises and equipment resulted from the sale of a portion of land to the Georgia Department of Transportation for right-of-way and the sale of computer equipment during 2006. Increases in other income primarily consisted of additional activity in master money transactions and insurance commissions approximately $49,000 and $22,000, respectively, with the remaining increase spread over various accounts.

Noninterest income decreased approximately $983,000, or 22.18%, during 2005. Noninterest income for 2004 included gains recorded on the sale of land and investments in common stock of Georgia Community Life Insurance Company and Southeast Bankcard Association Inc. of approximately $879,000 and $199,000, respectively. Without the gains reported in 2004, noninterest income during 2005 increased approximately $95,000. Increases occurred primarily in other income, trust service fees and income from company-owned life insurance of approximately $137,000, $38,000 and $14,000, respectively, and were offset by decreases in mortgage origination income of approximately $21,000 as a result of the slowing of the secondary mortgage market and a decrease in service charges on deposit accounts and in other service charges of approximately $29,000. The majority of the increase of $137,000 in other income resulted from the additional rental income received from foreclosed property of approximately $185,000, an increase in data processing income of approximately $20,000, and an increase of approximately $7,000 from twelve months of rental income from the Waleska property offset by a decrease in merchant discount fees occurring with the sale of the MasterCard portfolio in 2004. A net loss of $5,654 occurred on securities sales for 2005 compared to a net gain of $51,816 for 2004.

Noninterest expense in 2006 increased approximately $2,202,000 or 14.69% as compared to 2005. Increases in salaries and employee benefits, occupancy expenses and computer expenses totaled approximately $1,302,000, $279,000 and $94,000, respectively. These increases reflect the impact of a full year’s expense in salaries and employee benefits, occupancy expenses and computer expense occurring as a result of the Liberty merger in July of 2005 compared to six months of expense in 2005 as well as annual salary adjustments. Other expense increased approximately $527,000 or 12.79% when compared to 2005. Increases in other expenses, outside services, advertising and public relations, office supplies and telephone totaled approximately $225,000, $112,000, $80,000, $75,000 and $35,000, respectively.

Noninterest expense in 2005 increased approximately $214,000 or 1.45% as compared to 2004. Increases in salaries and employee benefits, occupancy expenses, and computer expenses, totaled approximately $212,000, $95,000 and $30,000, respectively. These increases were primarily due to the Liberty merger which occurred July 25, 2005. The merger increased the number of employees with additional salary and benefit expenses, additional occupancy and data processing expenses.

INCOME TAX EXPENSE

Income tax expense for the periods ended December 31, 2006, 2005 and 2004 was approximately $2,412,000, $1,649,000 and $780,000, respectively. The effective tax rate for the periods ended December 31, 2006, 2005 and 2004 was 31.30%, 30.19% and 24.97%, respectively. Tax-exempt income on investment securities in municipal bonds for the periods ended December 31, 2006, 2005 and 2004 was 12.76%, 14.78% and 24.06% of pre-tax income, respectively. Income tax expense for the years ended December 31, 2006, 2005 and 2004 is more fully explained in note 13 to the consolidated financial statements.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents a reserve for probable losses in the loan portfolio. The adequacy of the allowance for loan losses is evaluated periodically based on a review of all significant loans, with particular emphasis on impaired, nonaccruing, past due and other loans that management believes require special attention. The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. As such, the accounting policy followed in the determination of the allowance is considered a critical accounting policy. See “Critical Accounting Estimates.”

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

For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance. In addition to these allocated allowances, the Company has established an unallocated allowance of approximately $837,000 at December 31, 2006. The basis for the unallocated allowance is due to a number of qualitative factors, such as concentrations of credit and changes in the outlook for local and regional economic conditions.

The allowance for loan losses allocation is based on subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The allocation of the allowance for loan losses by loan category at December 31, 2006, 2005, 2004, 2003 and 2002 is as follows:

	2006		2005		2004		2003		2002
	Amount	Percent of Loans to Total loans	Amount	Percent of Loans to Total loans	Amount	Percent of Loans to Total loans	Amount	Percent of Loans to Total loans	Amount	Percent of Loans to Total loans

Commercial, financial and agricultural	$217,535	4.6%	$69,844	5.2%	$366,110	5.9%	$411,359	5.5%	$372,075	5.6%
Real estate	2,090,590	90.6%	2,714,789	90.5%	2,564,713	89.1%	2,315,343	88.3%	2,214,516	87.5%
Installment loans to individuals	299,478	4.8%	981,002	4.3%	629,068	5.0%	618,639	6.2%	724,794	6.9%
Unallocated	837,186	-	178,890	-	74,752	-	297,761	-	221,924	-
Total	$3,444,789	100.0%	$3,944,525	100.0%	$3,634,643	100.0%	$3,643,102	100.0%	$3,533,309	100.0%

The Company's provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period. No provision for loan losses was expensed in 2006, as management determined the allowance for loan losses to be adequate for this period.

The provision for loan losses was $330,000 in 2005 as compared to $482,500 in 2004. A decrease in the provision for loan losses expense was determined to be appropriate due to the decrease in net charge-offs for 2005. Net charge-offs totaled approximately $235,000 compared to $491,000 in 2004.

The following table summarizes, for each of the years in the five year period ended December 31, 2006, selected information related to the allowance for loan losses.

	2006	2005	2004	2003	2002
Balance of allowance for loan losses at beginning of period	$3,944,525	$3,634,643	$3,643,102	$3,533,309	$3,601,877
Liberty Bank and Trust allowance	-	215,079	-	-	-
Charge-offs:
Commercial, financial and agricultural	(254,672)	(44,799)	(145,422)	(329,905)	(372,583)
Real estate	(180,191)	(113,310)	(427,365)	(137,861)	(470,433)
Installment loans to individuals	(251,983)	(273,935)	(228,331)	(660,230)	(670,977)
Other	(15,780)	(12,307)	(11,074)	(20,279)	(33,729)
Total charge-offs	(702,626)	(444,351)	(812,192)	(1,148,275)	(1,547,722)
Recoveries:
Commercial, financial and agricultural	34,030	29,952	56,558	130,864	25,759
Real estate	18,595	45,409	143,308	45,581	25,244
Installment loans to individuals	146,841	131,120	114,624	125,179	112,017
Other	3,424	2,673	6,743	6,444	9,134
Total recoveries	202,890	209,154	321,233	308,068	172,154
Net charge-offs	(499,736)	(235,197)	(490,959)	(840,207)	(1,375,568)

Provision for loan losses	-	330,000	482,500	950,000	1,307,000
Balance of allowance for loan losses at end of period	$3,444,789	$3,944,525	$3,634,643	$3,643,102	$3,533,309
Average amount of loans	$331,363,746	$297,566,778	$271,736,598	$282,142,667	$306,940,750
Ratio of net charge-offs during the period to average loans outstanding during the period	.15%	.08%	.18%	.30%	.45%

Ratio of allowance to total year-end loans	.99%	1.23%	1.29%	1.37%	1.15%

During 2006, charge-offs of consumer loans, real estate secured loans and commercial loans which totaled approximately $268,000, $180,000 and $255,000, were offset by recoveries of $150,000, $19,000 and $34,000, respectively. During 2005, charge-offs of consumer loans, real estate secured loans and commercial loans which totaled approximately $286,000, $113,000 and $45,000, were offset by recoveries of $134,000, $45,000 and $30,000, respectively. The number and the average balance of charge-offs during 2006 and 2005 by category follow:

	2006		2005
Category	Number	Average Charge-off	Number	Average Charge-off
Real estate	10	$18,019	5	$22,662
Consumer	46	5,821	74	3,868
Commercial	11	23,152	4	11,200

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

LOANS

The amount of loans (net of unearned fees) outstanding at December 31 for each of the last five years is set forth in the following table according to type of loan and is net of unamortized loan origination fees and unamortized discount on SBA loans sold. The Company had no foreign loans at December 31 in any of the last five years.

	2006	2005	2004	2003	2002

Commercial, financial and agricultural	$15,833,001	$16,465,079	$16,673,310	$14,651,171	$17,070,602
Real estate - construction	152,752,981	120,872,011	79,683,839	50,134,674	106,759,853
Real estate - mortgage	161,188,518	169,645,585	170,504,085	184,348,892	162,281,200
Installment loans to individuals	16,502,794	13,751,608	13,927,123	16,355,654	21,294,151
Total	$346,277,294	$320,734,283	$280,788,357	$265,490,391	$307,405,806

Loans increased approximately $25.5 million or 7.96% at December 31, 2006 as compared to December 31, 2005. Increases in real estate construction lending and consumer lending totaling approximately $31.9 million and $2.8 million, respectively were offset by maturity and payoffs in real estate mortgages and commercial lending of approximately $8.5 million and $632,000, respectively.

Loans increased approximately $39.9 million or 14.21% at December 31, 2005 as compared to December 31, 2004. Increases in real estate construction lending totaling approximately $41.2 million were offset by maturity and payoffs in real estate mortgages, consumer and commercial loans.

The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 2006.

LOAN MATURITY:	DUE IN ONE YEAR	DUE AFTER ONE TROUGH FIVE YEARS	DUE AFTER FIVE YEARS	TOTAL
Commercial, financial and agricultural	$12,444,683	$3,341,117	$47,201	$15,833,001
Real estate - construction	151,750,886	1,002,095	-	152,752,981
Real estate - mortgage	114,235,894	45,578,041	1,374,583	161,188,518
Installment loans to individuals	9,245,903	_7,183,611	73,280	16,502,794
TOTAL	$287,677,366	$57,104,864	$1,495,064	$346,277,294

LOAN INTEREST RATE SENSITIVITY:
Loans with:
Predetermined interest rates	$45,446,673	$57,447,388	$1,456,176	$104,350,237
Floating or adjustable interest rates	241,927,057	-	-	241,927,057
TOTAL	$287,373,730	$57,447,388	$1,456,176	$346,277,294

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

NONPERFORMING ASSETS:	2006	2005	2004	2003	2002

Accruing loans 90 days past due	$37,585	$799,128	$381,670	$503,954	$2,178,898
Nonaccrual loans	502,233	363,003	3,252,464	2,299,796	2,115,485
Restructured loans	52,560	130,613	119,031	26,217	492,064
Other real estate owned	537,975	2,773,662	1,289,880	2,634,673	3,197,020
Total nonperforming assets	$1,130,353	$4,066,406	$5,043,045	$5,464,640	$7,983,467

RATIOS:
Nonperforming loans (excluding restructured loans) to total loans	.16%	.36%	1.29%	1.06%	1.40%
Nonperforming assets to total loans plus other real estate owned	.33%	1.27%	1.79%	2.04%	2.57%
Allowance to nonperforming loans	581.52%	305.13%	96.84%	128.73%	73.82%

Nonperforming assets decreased approximately $2,936,000 or 72.20% from December 31, 2005 to December 31, 2006. The decrease was primarily due to decreases in other real estate, accruing loans 90 days past due and in restructured loans of approximately $2,236,000, $762,000 and $78,000, respectively, offset by an increase in nonaccrual loans of approximately $139,000.

Nonperforming assets decreased approximately $977,000 or 19.37% from December 31, 2004 to December 31, 2005. The decrease was primarily due to decreases in nonaccrual loans of approximately $2,889,000 offset by increases in other real estate owed, accruing loans 90 days past due and restructured loans of approximately $1,484,000, $417,000 and $12,000, respectively.

Loans classified as 90 days past due decreased approximately $762,000 from December 31, 2005 to December 31, 2006. The decrease is the net result of the following changes:

Balance at December 31, 2005	$799,128
New loans classified to 90 days past due status	687,257
90 days past due loans charged-off	(133,056)
Payments received	(1,315,744)
Balance at December 31, 2006	$37,585

The following summarizes accruing loans 90 days past due at December 31, 2006:

Balance at December 31, 2006	Number
Real estate secured loans	1	$23,126
Consumer loans	3	14,459
Total accruing loans 90 days past due	4	$37,585

The Company had impaired loans of $502,233 and $363,003 at December 31, 2006 and 2005, respectively. Impaired loans consist of loans on nonaccrual status. The increase is the net result of the following changes:

Balance at December 31, 2005	$363,003
Advances	5,586
Loans reclassified to nonaccrual status	1,644,675
Payments received on nonaccrual loans	(258,994)
Nonaccrual loans charged-off	(309,881)
Nonaccrual loans reclassified to other real estate	(679,750)
Nonaccrual loan reclassified back to accrual status	(262,406)
Balance at December 31, 2006	$502,233

The following summarized nonaccrual loans at December 31, 2006:

Balance at December 31, 2006	Number
Real estate - residential loans	6	$132,455
Real estate - commercial loans	3	362,015
Consumer loans	3	7,763
Total nonaccural loans	12	$502,233

The increase in loans on nonaccrual status during 2006 was the result of the addition of three commercial real estate loans to nonaccrual status totaling approximately $362,000. This increase was offset by decreases in residential real estate loans and consumer loans in nonaccrual status totaling approximately $164,000 and $59,000, respectively.

The decrease in loans on nonaccrual status during 2005 was primarily due to the foreclosure of one loan collateralized by multi-family residential property of approximately $2,471,000 during the first quarter of 2005. At December 31, 2005, nonaccrual loans consisted of twelve loans secured by residential real estate and four consumer loans totaling approximately $296,001 and $67,002, respectively.

Restructured loans decreased during 2006 due to the payoff of one loan and payments received totaling approximately $77,000 and $1,000, respectively.

During 2005, one loan was added to the restructured loan listing for approximately $20,000, offset by payments received of approximately $8,000.

The Company’s other real estate consists of six properties totaling approximately $538,000 at December 31, 2006 and eight properties totaling approximately $2,774,000 at December 2005. This decrease was primarily due to the sale of a multi-family residential property totaling approximately $2,470,000 during the third quarter of 2006. Other sales totaling approximately $821,000 were offset by increases in foreclosures of residential properties totaling approximately $1,055,000.

At December 31, 2006, the Company’s other real estate consisted of the following:

	Number of Properties	Amount

Commercial properties	1	$399,500
Lots	5	138,475
		$537,975

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

Accrual of interest is discontinued when either principal or interest becomes 90 days past due unless the loan is both well secured and in the process of collection, or in management's opinion, when reasonable doubt exists as to the full collection of interest or principal. Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $26,112, $73,603 and $271,446 in 2006, 2005 and 2004, respectively, compared with interest income recognized of $5,269, $37,569 and $169,648, respectively.

At December 31, 2006, management was not aware of any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed which 1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or 2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms. However, management decided on January 22, 2007, to move a $2.5 million loan secured by residential lake property to nonaccrual status.

Habersham Bank held a concentration in mortgages for agribusiness purposes in the poultry industry which totaled approximately $4.0 million and $4.4 million at December 31, 2006 and 2005, or approximately 1.17% and 1.39% of total net loans at December 31, 2006 and 2005, respectively. These mortgages for agribusiness purposes are primarily secured by real estate consisting of residences, poultry houses and equipment. None of the mortgages are considered individually significant. Habersham Bank also held a concentration in commercial loans for the travel accommodation industry which total approximately $13.2 million and $14.8 million or approximately 3.85% and 4.62% of total net loans at December 31, 2006 and 2005, respectively. These loans are primarily secured by commercial real estate.

INVESTMENT SECURITIES

The Company has classified its investment securities as available for sale and held to maturity. The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio. At December 31, 2006 approximately $85.0 million of investment securities were classified as available for sale and approximately $3.3 million of investment securities were classified as held to maturity. Approximately $789,000 of net unrealized loss, net of income taxes, was included in shareholders' equity related to available for sale investment securities.

The following table sets forth the carrying amounts of investment securities at December 31, 2006, 2005 and 2004.

	2006	2005	2004
Investment securities available for sale:
U.S. government-sponsored enterprises	$30,673,849	$22,442,975	$14,621,301
Mortgage-backed securities	31,191,082	34,365,696	41,005,664
State and political subdivisions	22,937,446	15,997,351	14,017,690
Other investments	180,038	309,210	668,830
Total	$84,982,415	$73,115,232	$70,313,485
Investment securities held to maturity:
Mortgage-backed securities	$68,124	$100,164	$144,900
State and political subdivisions	3,221,198	3,287,285	3,966,141
Total	$3,289,322	$3,387,449	$4,111,041

The following table sets forth the maturities of debt investment securities at carrying value at December 31, 2006 and the related weighted tax equivalent yields.

	MATURING IN
	ONE YEAR	1-5	5-10	AFTER 10
	OR LESS	YEARS	YEARS	YEARS
Investment securities available for sale:
Carrying value:
U.S. government-sponsored enterprises	$-	$5,664,409	$12,292,027	$12,717,413
Mortgage-backed securities	91,864	1,461,614	2,534,753	27,102,851
State and political subdivisions	1,317,099	2,687,504	5,227,883	13,704,960

Weighted average yields:

U.S. government-sponsored enterprises	-%	3.70%	4.16%	5.06%
Mortgage-backed securities	3.46%	3.49%	3.95%	4.71%
State and political subdivisions	5.04%	6.00%	6.10%	6.15%

Investment securities held to maturity:
Carrying value:
Mortgage-backed securities	$-	$54,127	$6,213	$7,784
State and political subdivisions	490,021	1,110,291	1,223,407	397,479

Weighted average yields:
Mortgage-backed securities	-%	7.75%	4.04%	5.51%
State and political subdivisions	7.31%	6.41%	6.80%	5.00%

No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's shareholders’ equity at December 31, 2006.

DERIVATIVE INSTRUMENTS

During 2004, Habersham Bank entered into two interest rate swap agreements with Compass Bank to partially offset the interest rate risk associated with variable rate Federal Home Loan Bank (“FHLB”) borrowings. Each FHLB loan amount is $3 million with a quarterly adjustable rate set at 23 basis points above the three month LIBOR. The first swap contract was entered into during the second quarter of 2004 and is for a 4.5% fixed rate on a $3 million notional amount. The swap matures on May 21, 2009. The second swap contract was entered into during the third quarter of 2004 and is for a 4.05% fixed rate on a $3 million notional amount. The swap matures on August 26, 2009.

At December 31, 2006 and 2005, the swaps are being accounted for as cash flow hedges and the fair values are included in other comprehensive income, net of taxes. At December 31, 2006, Habersham Bank recorded an asset for approximately $116,000 to reflect the fair value of the swaps. At December 31, 2005, Habersham Bank recorded an asset for approximately $80,000 to reflect the fair value of the swaps. No hedge ineffectiveness from these cash flow hedges was recognized in the consolidated statement of earnings.

Refer to Note 12 of the consolidated financial statements for a more complete description of the use of derivatives and hedging activities.

DEPOSITS

Average deposits increased approximately $48.6 million, or 15.41%, and $33.7 million, or 11.96%, during 2006 and 2005, respectively.

The following table sets forth the average amount of deposits and average rate paid on such deposits for the years ended December 31, 2006, 2005 and 2004.

	2006		2005		2004
	AVG. AMT	AVG	AVG. AMT	AVG	AVG. AMT	AVG
	OUTSTANDING	RATE	OUTSTANDING	RATE	OUTSTANDING	RATE
Interest-bearing demand deposits	$86,590,932	1.77%	$69,479,318	1.02%	$63,863,610.66%
Saving deposits	61,332,587	3.83%	46,961,741	2.37%	32,025,495	1.03%
Noninterest-bearing demand deposits	51,482,129	n/a	55,581,576	n/a	42,236,275	n/a
Time deposits	164,822,662	4.36%	143,560,942	3.18%	143,730,711	2.77%
Total average deposits	$364,228,310		$315,583,577		$281,856,091

At December 31, 2006, time certificates of deposit of $100,000 or more, totaled $176,651,417. The maturities of all time certificates of deposit over $100,000 are as follows:

3 months or less	$91,422,488
Over 3 but less than 6 months	23,696,743
Over 6 but not more than 12 months	42,231,905
Over 1 year but not more than 5 years	19,300,281
TOTAL	$176,651,417

BORROWINGS

Total borrowings decreased approximately $6.8 million, or 13.29%, during 2006 compared to 2005 primarily due to the net repayments of Federal Home Loan Bank advances totaling $4.3 million in 2006. Balances in securities sold under repurchase agreements decreased approximately $2.6 million during 2006 compared to 2005.

Total borrowings increased approximately $9.9 million, or 23.73%, during 2005 compared to 2004 primarily due to increases in Federal Home Loan Bank advances and in securities sold under repurchase agreements of approximately $6.3 million and $3.6 million, respectively.

The composition of FHLB advances is more fully explained in Note 11 to the consolidated financial statements.

At December 31, 2006 and 2005, the Company had available repurchase agreement line of credit commitments with a regional bank totaling $5,860,000 and $2,736,000, respectively. No amounts were outstanding under that commitment at December 31, 2006 and 2005. The Company also had available repurchase agreement line of credit commitments with another regional bank totaling $133,500 and $180,000 at December 31, 2006 and 2005, respectively. No amounts were outstanding under that commitment at December 31, 2006 and 2005.

CAPITAL RESOURCES

The Company and the Bank are subject to various regulatory capital requirements administered by the federal banking agencies. Failure to meet minimal capital requirements can initiate certain mandatory and possibly additional discretionary actions by regulators that, if undertaken, could have a direct material effect on the Company’s financial statements. Under capital adequacy guidelines and the regulatory framework for prompt corrective action, the Company and the Bank must meet specific capital guidelines that involve quantitative measures of the Company’s and the Bank’s assets, liabilities, and certain off-balance-sheet items as calculated under regulatory accounting practices. The Company’s and the Bank’s capital amounts and classification are also subject to qualitative judgments by the regulators about components, risk weightings, and other factors.

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined). Management believes, as of December 31, 2006 and 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2006, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2006 follow (in thousands):

	ACTUAL		FOR CAPITAL ADEQUACY PURPOSES		TO BE WELL CAPITALIZED UNDER PROMPT CORRECTIVE ACTION PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of December 31, 2006
Total Capital (to Risk-Weighted Assets):
Company	$55,610	14.03%	$31,720	8%	N/A	N/A
Habersham Ban k	51,915	13.19%	31,477	8%	$39,346	10%

Tier I Capital (to Risk-Weighted Assets):
Company	$52,165	13.16%	$15,860	4%	N/A	N/A
Habersham Bank	48,470	12.32%	15,738	4%	$23,608	6%

Tier I Capital (to Average Assets):
Company	$52,165	10.83%	$19,260	4%	N/A	N/A
Habersham Bank	48,470	10.14%	19,115	4%	$23,893	5%

While management believes that the current level of capital is sufficient for the current and foreseeable needs of the Company, capital needs are continually evaluated by management.

Cash dividends were paid at a rate of $.09 per share in March, June, September and December of 2006. Cash dividends were paid at a rate of $.08 per share in March, June, September and December of 2005.

Management is not aware of any required regulatory changes or any recommendation by any regulatory authority which will have a material effect on the Company's liquidity, capital or results of operations.

It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition. The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

Furthermore, the approval of the Georgia Department of Banking and Finance is required if dividends declared by Habersham Bank to the Company in any year will exceed 50% of the bank’s net earnings for the previous calendar year. As of December 31, 2006, Habersham Bank could declare dividends to the Company up to approximately $3,080,000 with regulatory approval.

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

INTEREST RATE SENSITIVITY ANALYSIS

INTEREST-EARNING ASSETS:	DUE IN THREE MONTHS	DUE AFTER THREE THROUGH SIX MONTHS	DUE AFTER SIX THROUGH TWELVE MONTHS	DUE AFTER ONE THROUGH FIVE YEARS	DUE AFTER FIVE YEARS	TOTAL

Federal funds sold	$64,398,671	$-	$-	$-	$-	$64,398,671
Investment securities	305,476	100,085	1,673,460	10,977,944	75,214,772	88,271,737
Loans	256,695,775	13,926,926	16,751,030	57,430,894	1,456,176	346,260,801
Total interest-earning assets	321,399,922	14,027,011	18,424,490	68,408,838	76,670,948	498,931,209

INTEREST-BEARING LIABILITIES:

Deposits:
Money Market and NOW	86,120,584	-	-	-	-	86,120,584
Savings	62,200,262	-	-	-	-	62,200,262
Certificates of deposit	102,118,928	34,755,588	75,345,062	42,802,164	-	255,021,742
Borrowings	6,652,733	-	-	38,000,000	-	44,652,733
Total interest-bearing liabilities	257,092,507	34,755,588	75,345,062	80,802,164	-	447,995,321

Excess (deficiency) of interest-earning assets over interest- bearing liabilities	$64,307,415	$(20,728,577)	$(56,920,572)	$(12,393,326)	$76,670,948	$50,935,888

Cumulative gap	$64,307,415	$43,578,838	$(13,341,734)	$(25,735,060)	$50,935,888

Ratio of cumulative gap to total cumulative interest-earning assets	20.01%	12.99%	(3.77%)	(6.09%)	10.21%
Ratio of interest-earning assets to interest-bearing liabilities	125.01%	114.93%	96.37%	94.26%	111.37%

The Company’s strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 80% to 120% at the less-than one-year-time frame. At December 31, 2006, the Company’s ratio of interest-earning assets to interest-bearing liabilities was 96.37%. The interest rate sensitivity analysis has a negative one-year gap of approximately $13.3 million (excess of interest-bearing liabilities repricing over interest-earning assets). The Company’s experience has shown that NOW, Money Market, and savings deposits of approximately $148.3 million are less sensitive to short term rate movements.

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

The table below presents in tabular form the contractual balances and the estimated fair value of the Company’s balance sheet fixed rate financial instruments and their expected maturity dates as of December 31, 2006. Variable rate financial instruments are presented at their next rate change date. The expected maturity categories take into consideration historical prepayments experience as well as management’s expectations based on the interest rate environment as of December 31, 2006.

MARKET RISK INFORMATION (in thousands)
	Principal/Notional Amount Maturing in:							Fair
	2007	2008	2009	2010	2011	Thereafter	Total	Value
Rate-sensitive assets:
Fixed interest rate loans	$45,446	$25,617	$19,055	$6,582	$6,194	$1,456	$104,350	$101,589
Average interest rate	8.15%	8.35%	8.26%	6.84%	8.28%	7.85%	8.14%

Variable interest rate loans	241,927	-	-	-	-	-	241,927	241,927
Average interest rate	8.88%	-%	-%	-%	-%	-%	8.88%

Fixed interest rate securities	1,899	2,379	1,700	4,064	2,835	74,321	87,198	87,475
Average interest rate	5.55%	4.96%	4.19%	3.98%	5.11%	5.05%	4.99%

Variable interest rate securities	8	-	-	-	-	886	894	875
Average interest rate	5.51%	-%	-%	-%	-%	4.86%	4.87%

Rate-sensitive liabilities:
Savings and interest-bearing deposits	148,321	-	-	-	-	-	148,321	148,321
Average interest rate	3.03%	-%	-%	-%	-%	-%	3.03%

Fixed interest rate time deposits	212,219	15,434	6,564	17,771	3,034	-	255,022	257,128
Average interest rate	4.99%	4.56%	4.42%	4.27%	4.71%	-%	4.90%

Fixed interest rate Borrowings	-	7,000	-	10,000	10,000	-	27,000	27,411
Average interest rate	-%	4.73%	-%	6.02%	4.93%	-%	5.28%

Variable interest rate borrowings	-	-	11,000	-	-	-	11,000	11,000
Average interest rate	-%	-%	5.36%	-%	-%	-%	5.36%

Equity securities of $209,109 are subject to changes in market values.

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

The Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30,000,000. At December 31, 2006, there were no federal funds purchased from other financial institutions. The Company can borrow funds from the FHLB, subject to eligible collateral of loans. At December 31, 2006, our maximum borrowing capacity from the FHLB was $38,195,000 and the Company had outstanding borrowings of $38,000,000 leaving available unused borrowing capacity of $195,000. In addition, the Company has made arrangements with commercial banks for short-term advances up to $5,994,000 under repurchase agreement lines of credit of which none was advanced at December 31, 2006.

Loan repayments and maturing investment securities are a relatively predictable source of funds. However, deposit flows, calls of investment securities and prepayment of loans are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace. These factors reduce the predictability of the timing of these sources of funds.

Habersham Bank's liquidity policy requires a minimum ratio of 20% of cash and certain short-term investments to net withdrawable deposit accounts. The Bank’s liquidity ratios at December 31, 2006 and 2005 were 44.52% and 28.43%, respectively.

OFF-BALANCE SHEET COMMITMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit. The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments. The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case by case basis. At December 31, 2006, the Company had outstanding loan commitments approximating $103,796,000 and standby letters of credit approximating $5,881,000. The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management’s credit evaluation of the customer. Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

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

	2007	2008	2009	2010	2011

Commitments on lines of credit	103,796,000	-	-	-	-
Standby letters of credit	5,881,000	-	-	-	-
Commitments under lease agreements	504,748	502,612	459,802	363,622	242,970
Deposits	407,826,676	15,434,097	6,564,136	17,771,446	3,032,405
FHLB advances	-	7,000,000	11,000,000	10,000,000	10,000,000
Short-term borrowings	778,778	-	-	-	-
Federal funds purchased and securities sold under repurchased agreements	5,873,955	-	-	-	-
Total commitments and contractual obligations	$524,661,157	$22,936,709	$18,023,938	$28,135,068	$13,275,375

Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

The common stock of the Company is traded on the Nasdaq Global Market (“Nasdaq”) under the symbol HABC. At December 31, 2006, the Company had approximately 505 shareholders of record. The following table sets forth the high and low sales prices, and the cash dividends paid on, the Company’s common stock on a quarterly basis for the last two fiscal years.

2006:	High	Low	Dividend
Fourth Quarter	$25.00	$24.00	$.09
Third Quarter	25.05	24.00	.09
Second Quarter	25.50	22.05	.09
First Quarter	25.50	21.91	.09

2005:	High	Low	Dividend
Fourth Quarter	$24.18	$21.50	$.08
Third Quarter	23.60	20.75	.08
Second Quarter	24.00	20.11	.08
First Quarter	23.00	20.42	.08

Item 7a.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of the Company and subsidiaries as of December 31, 2006 and 2005, the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income, and cash flows and notes to the consolidated financial statements for each of the years in the three year period ended December 31, 2006, the report issued thereon by the Company’s independent auditors and quarterly financial data (unaudited) are incorporated herein by reference to the Company’s 2006 Annual Report to Shareholders and are attached as Exhibit 13 hereto.

Item 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this report, the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, reviewed and evaluated the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information relating to the Company, (including its consolidated subsidiaries) that is required to be included in the Company’s periodic filings with the Securities and Exchange Commission. There have been no significant changes in the Company’s internal controls or, to management’s knowledge, in other factors that could significantly affect those internal controls during the last fiscal quarter of 2006, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

Item 9B.	OTHER INFORMATION

On December 20, 2006, the Compensation Committee set the following annual base salaries for the following executive officers for 2006:

David Stovall:	$275,206
Edward Ariail:	$179,158
Bonnie Bowling:	$178,624
Annette Banks	$92,246

PART III
Item 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The Company has a Code of Ethics that applies to its senior management, including its Chief Executive Officer, Chief Financial Officer and Comptroller. See Exhibit 14 hereto.

Additional information concerning the Company's directors and executive officers appears in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the headings "Election of Directors-Nominees,” - “Compliance with Section 16(a) of the Exchange Act” and "Executive Officers" and is incorporated by reference herein.

Item l1.	EXECUTIVE COMPENSATION

Additional information concerning the compensation of the Company's management appears in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the headings "Executive Compensation" and “Election of Directors - Compensation of Directors” and is incorporated by reference herein.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance. All data is presented as of December 31, 2006.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	298,250	$21.49	316,799
Equity compensation plans not approved by security holders	0	0	0
Total	298,250	$21.49	316,799

Additional information concerning beneficial owners of more than 5% of the Company's stock and information concerning the stock owned by the Company's management appears in the Proxy Statement under the heading "Ownership of Stock" and is incorporated by reference herein.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions appears in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the heading "Certain Transactions" and is incorporated by reference herein.

Item 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Company’s Proxy Statement for its 2007 Annual Meeting of Shareholders under the heading “Audit Committee Matters - Audit Fees” and is incorporated herein by reference.

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

HABERSHAM BANCORP (Registrant)

	/s/ David D. Stovall	Date: March 29, 2007
By:	Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Arrendale, III	Chairman of the Board	March 29, 2007
and Director

/s/ David D. Stovall	Director, President and	March 29, 2007
Chief Executive Officer *

/s/ Edward D. Ariail	Director, Vice President and	March 29, 2007
Corporate Secretary

/s/ Michael C. Martin	Director	March 29, 2007

/s/ James A. Stapleton, Jr.	Director	March 29, 2007

/s/ Calvin R. Wilbanks	Director	March 29, 2007

/s/ Michael L. Owen	Director	March 29, 2007

/s/ Ben F. Cheek, III	Director	March 29, 2007

/s/ Annette Banks	Vice President and	March 29, 2007
Chief Financial Officer **

*	Principal executive officer.
**	Principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and restated Articles of Incorporation of Habersham Bancorp, as amended by amendment dated April 16, 1988 (1) and further amended by amendment dated April 15, 2000 (2)

3.2	By-laws of Habersham Bancorp, as amended by resolutions dated January 29, 2000 (3)

10.2*	Form of Director Supplemental Retirement Plan Agreement and Split Dollar Endorsement, with summary of terms specific to each director (3)

10.3*	Habersham Bancorp Outside Directors Stock Option Plan (4)

10.3(a)*	Form of option agreement under Habersham Bancorp Outside Directors Stock Option Plan (5)

10.4*	Habersham Bancorp 1996 Incentive Stock Option Plan, (6) as amended by the First Amendment thereto dated January 29, 2000 (7)

10.4(a)*	Form of incentive stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan (3)

10.4(b)*	Form of non-qualified stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan (3)

10.5*	Form of Split Dollar Agreement and Collateral Assignment dated January 1, 1991, with summary of terms applicable to Mr. Ariail and Mr. Stovall (3)

10.6*	Habersham Bancorp 2005 Stock Option Plan (8)

10.6(a)*	Form of non-qualified stock option award pursuant to the 2005 Stock Option Plan (9)

10.6(b)*	Form of Incentive Stock Option award pursuant to the 2005 Stock Option Plan (10)

13.0	Financial statements and notes thereto contained in the Habersham Bancorp 2006 Annual Report and unaudited quarterly financial data

14.0	Code of Ethics (11)

21.0	Subsidiaries of Habersham Bancorp (11)

23.1	Consent of Porter Keadle Moore, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3(a) in Amendment No. 1 to Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915)

(2)	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13153)

(3)	Incorporated here in by reference to Exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-13153)

(4)	Incorporated herein by reference to Appendix B to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(5)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(6)	Incorporated herein by reference to Appendix A to the Registrant’s 1996 Proxy Statement for its Annual Meeting of the Shareholders (File No. 0-13153)

(7)	Incorporated herein by reference to Appendix A to the Registrant’s 2000 Proxy Statement for its Annual Meeting of Shareholders filed on Schedule 14A (File No. 0-13153)

(8)	Incorporated herein by reference to Appendix A to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(11)	Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13153)

* Indicates the Registrant’s plans, management contracts and compensatory arrangements.