Form 10-Q
period 2007-03-31
HABERSHAM BANCORP
filed 2007-05-08
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2007

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and non-accelerated filer”, in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,968,593 shares, common stock, $1.00 par value, as of April 20, 2007

Item. 1	Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	MARCH 31, 2007	DECEMBER 31, 2006
Cash and due from banks	$11,665	$26,119
Federal funds sold	8,084	64,399
Total cash and cash equivalents	19,749	90,518

Investment securities available for sale (cost of $88,015 at March 31, 2007 and $86,178 at December 31, 2006)	87,118	84,982
Investment securities held to maturity (estimated fair value of $3,062 at March 31, 2007 and $3,368 at December 31, 2006)	2,990	3,289
Other investments	3,409	3,365

Loans held for sale	653	3,183

Loans	353,536	346,261
Less allowance for loan losses	(3,377)	(3,445)
Loans, net	350,159	342,816

Goodwill	3,550	3,550
Other assets	24,409	24,035
TOTAL ASSETS	$492,037	$555,738

LIABILITIES
Noninterest-bearing deposits	$45,407	$47,286
Interest-bearing deposits	334,183	403,343
Total deposits	379,590	450,629

Short-term borrowings	793	779
Federal funds purchased and securities sold under repurchase agreements	11,553	5,874
Federal Home Loan Bank Advances	38,000	38,000
Other liabilities	5,685	4,892
TOTAL LIABILITIES	435,621	500,174

STOCKOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,968,593 shares issued at March 31, 2007 and 2,968,593 shares issued at December 31, 2006	2,969	2,969
Additional paid-in capital	15,531	15,531
Retained earnings	38,464	37,777
Accumulated other comprehensive(loss)income	(548)	(713)
TOTAL STOCKHOLDERS’ EQUITY	56,416	55,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$492,037	$555,738

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Uaudited) For the Three-Month Periods Ended March 31, 2007 and 2006
(dollars in thousands, except per share amounts)

	Three Months ended
	2007	2006
INTEREST INCOME
Loan interest and fees on loans	$7,863	$6,885
Taxable investment securities	748	649
Tax exempt securities	269	212
Federal funds sold	99	161
Other	59	57
TOTAL INTEREST INCOME	9,038	7,964
INTEREST EXPENSE
Time deposits, $100,000 and over	1,291	769
Other deposits	2,046	1,596
Short-term and other borrowings, primarily FHLB advances	643	519
TOTAL INTEREST EXPENSE	3,980	2,884
NET INTEREST INCOME	5,058	5,080
Provision for loan losses	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,058	5,080
NONINTEREST INCOME
Mortgage origination income	161	186
Service charges on deposits	232	174
Other service charges and commissions	61	67
Investment securities (losses) gains, net	5	(5)
Other income	461	421
Total noninterest income	920	843
NONINTEREST EXPENSE
Salary and employee benefits	2,643	2,294
Occupancy	587	557
Computer services	158	154
General and administrative expense	1,198	1,074
Total noninterest expense	4,586	4,079
EARNINGS BEFORE INCOME TAXES	1,392	1,844
Income tax expense	408	573
NET EARNINGS	$984	$1,271
Net earnings per common share - Basic	$.33	$.43
Net earnings per common share - Diluted	$.33	$.43
Weighted average number of common shares outstanding	2,968,593	2,926,446
Weighted average number of common and common equivalent shares outstanding	2,995,405	2,963,888
Dividends per share	$.10	$.09

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three-Month Periods Ended March 31, 2007 and 2006
(dollars in thousands)

	Three Months ended
	2007	2006

NET EARNINGS	$984	$1,271

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (losses) gains on investment securities available for sale arising during the period	304	(229)

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(50)	59

Reclassification adjustment for (gains) losses on investment securities available for sale	(5)	5

Total other comprehensive income (loss), before tax	249	(165)
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:

Unrealized holding (losses) gains on investment securities available for sale arising during the period	(103)	78

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	17	(20)

Reclassification adjustment for (gains) losses on investment securities available for sale	2	(2)

Total income taxes related to other comprehensive income (loss)	(84)	56
Total other comprehensive (loss) income, net of tax	165	(109)
Total comprehensive (loss) income	$1,149	$1,162

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 2007 and 2006
(dollars in thousands)

	Three Months ended
	2007	2006

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$4,437	$2,522

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment securities available for sale:
Proceeds from maturity	1,282	1,505
Proceeds from sale and call	1,241	815
Purchases	(4,383)	(7,802)
Investment securities held to maturity:
Proceeds from maturity	299	7
Other investments:
Proceeds from sale	-	194
Purchases	(44)	(183)
Net (increase) decrease in loans	(7,647)	2,099
Purchases of premises and equipment	(350)	(1,236)
Proceeds from sale of other real estate	39	24
Net cash (used by) provided by investing activities	(9,563)	(4,577)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposits	(71,039)	(5,223)
Net increase (decrease) in short-term borrowings	14	(689)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	5,679	(911)
Repayment of FHLB advances	-	(4,300)
Issuance of common stock	-	172
Cash dividends paid	(297)	(264)
Net cash (used by) provided by financing activities	(65,643)	(11,215)

Decrease (increase) in cash and cash equivalents	(70,769)	(13,270)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	90,518	52,866
CASH AND CASH EQUIVALENTS: END OF PERIOD	$19,749	$39,596
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$305	$140
Change in components of other comprehensive income	165	(109)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The condensed consolidated financial statements included herein should be read in conjunction with the Company's 2006 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006.

2.	Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006. The Company has consistently followed those policies in preparing this report.

In February 2007, the Financial Accounting Standard Board issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities (SFAS 159), which permits entities to choose to measure financial instruments and certain other instruments at fair value. SFAS 159 is effective as of the beginning of fiscal years that begin after November 15, 2007; however, it includes an early adoption provision allowing entities to adopt within 120 days of their most recent fiscal year-end. The Company has decided not to implement SFAS 159 until January of 2008.

3.	Other Comprehensive Income

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities in addition to the net of tax fair value of cash flow hedges. Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity. At March 31, 2007, fair value of the available for sale investment securities increased approximately $299,000 when compared to the fair value at December 31, 2006. The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also increased approximately $198,000. These changes were the results of movements in the bond market as it responds to interest rate changes in the market. At March 31, 2007, fair value of the cash flow hedges decreased approximately $50,000 when compared to the fair value at December 31, 2006. The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also decreased approximately $33,000.

4.	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period. Diluted net earnings per share includes the effect of potential common shares outstanding during the period. The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three-month periods ended March 31, 2007 and 2006, is as follows:

	Three Months ended
	March
	2007	2006
Net earnings	$984,455	$1,271,224
Weighted average common shares outstanding	2,968,593	2,926,446
Shares issued from assumed exercise of common stock equivalents	26,812	37,442
Weighted average number of common and common equivalent shares outstanding	2,995,405	2,963,888
Earnings per share:
Basic	$.33	$.43

Diluted	$.33	$.43

Item. 2	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

Habersham Bancorp reported first quarter earnings of $984,455 or $.33 per diluted share, a decrease of 22.56% when compared to first quarter earnings or $1,272,224 or $.43 per diluted share in 2006. The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities. Net interest income for the first quarter of 2007 and 2006 was approximately $5.1 million.

Total net income consists of net interest income plus other noninterest income less noninterest expense. Increases in non-interest income of approximately $77,000 and increases in non-interest expense of approximately $507,000 contributed to net income, when comparing first quarter 2007 to first quarter 2006. The increase in other non-interest expense consisted primarily of additional expenses in salary and employee benefits and occupancy costs.

The net interest margin for the first quarter of 2007 was 4.65% when compared to 4.97% for the first quarter of 2006. Two factors which impact the net interest margin are average interest bearing assets and average interest-bearing liabilities which increased approximately $30.6 million and $43.3 million, respectively, when comparing first quarter of 2007 to first quarter of 2006.

During the first quarter of 2007, total assets decreased approximately $63.7 million or 11.46% from $555.7 million at December 31, 2006 to $492.0 million at March 31, 2007. At December 31, 2006, Habersham Bank had excess cash received from a short-term deposit invested in cash and due from banks and in federal funds sold. The excess cash was drawn down with the pay out of the deposited funds during the first quarter of 2007. Excluding the reduction of these funds of approximately $70.7 million, the loan, investment portfolios and other assets increased approximately $7.3 million, $1.8 million and $374,000, respectively, offset by a decrease of approximately $2.5 million in loans held for sale.

Deposit balances at December 31, 2006 included approximately $78.5 million in an interest bearing deposit account from a single depositor which remained in Habersham Bank’s deposit portfolio for several days after year-end. The total deposit portfolio at March 31, 2007 reflected an increase of approximately $7.5 million net of the movement of this $78.5 million.

Habersham Bank’s expansion into Cumming, Georgia located in Forsyth County was completed with the opening of a new branch facility on January 9, 2007. Increases in personnel and employee costs and other operating expenses for the first quarter of 2007 over the first quarter of 2006 were the result of annual salary adjustments and the additional staffing of the new branch in Cumming. Occupancy expenses also increased approximately $30,000 for the first quarter of 2007 over the same period in 2006 due to the new branch.

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

Forward-looking statements involve risks and uncertainties which may cause actual results to differ materially from those in such statements. Factors that could cause actual results to differ from those discussed in the forward-looking statements include, but are not limited to: (1) the strength of the U.S. economy in general and the strength of the local economies in which operations are conducted; (2) the effects of and changes in trade, monetary and fiscal policies and laws, including interest rate policies of the Board of Governors of the Federal Reserve System; (3) inflation, interest rate, market and monetary fluctuations; (4) the timely development of and acceptance of new products and services and perceived overall value of these products and services by users; (5) changes in consumer spending, borrowing and saving habits; (6) risks involved in making and integrating acquisitions and expanding into new geographic markets; (7) the ability to increase market share and control expenses; (8) the effect of changes in laws and regulations (including laws and regulations concerning taxes, banking, securities and insurance) with which the Company and its subsidiaries must comply; (9) the effect of changes in accounting policies and practices, as may be adopted by the regulatory agencies as well as the Financial Accounting Standards Board; (10) changes in the Company’s organization, compensation and benefit plans; (11) the costs and effects of litigation and of unexpected or adverse outcomes in such litigation; and (12) the success of the Company at managing the risks involved in the foregoing.

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

Material Changes in Financial Condition

Total assets of $492 million at March 31, 2007 reflect a decrease of $63.7 million or 11.46% from $556 million at December 31, 2006. At December 31, 2006, Habersham Bank had excess cash received from short-term deposit invested in cash and due from banks and in federal funds sold. The excess cash was drawn down with the pay out of the deposited funds during the first quarter of 2007. Excluding the reduction of these funds of approximately $70.7 million, the loan, investment portfolios and other assets increased approximately $7.3 million, $1.8 million and $374,000, respectively, offset by a decrease of approximately $2.5 million in loans held for sale. Total deposits decreased approximately $71.0 million when comparing balances at March 31, 2007 to December 31, 2006 balances, with approximately $69.2 million of the decrease occurring in interest bearing deposits and approximately $1.8 million of the decrease occurring in non-interest bearing demand deposits. Borrowings increased when comparing March 31, 2007 balances to December 31, approximately $6.5 million 2006 as a result of increased activity in repurchase sweep accounts.

Loan balances increased approximately $7.3 million during the first quarter of 2007 when compared to loan balances at December 31, 2006. Increases in the real estate construction portfolio and the commercial loan portfolio of approximately $10.3 million and $2.1 million, respectively, were offset by decreases in the real estate mortgage portfolio and in the consumer portfolio of approximately $4.1 million and $1 million, respectively.

Purchases of investment securities available for sale during the first quarter of 2007 totaled approximately $4.4 million, offset by maturities and calls of approximately $2.8 million. The purchases consisted of $1.8 million in U.S. government-sponsored enterprises, $.6 million in Mortgage Backed Securities and $2.0 million in municipal bonds.

Other real estate increased approximately $271,000 as a result of the foreclosure of two rental residential properties of approximately $305,000 during the first quarter of 2007 offset by sales of approximately $34,000.

The decrease in total deposits of approximately $71.0 million resulted from the following; the loss of a large temporary deposit of $78.5 million present at December 31, 2006, decreases in the noninterest bearing deposit portfolio of approximately $1.9 million, decreases in the savings portfolios of approximately $500,000; partially offset by increases in the NOW and Money Market and time deposit portfolios of approximately $2.9 million and $6.9 million, respectively.

Borrowings increased approximately $6.5 million during the first quarter of 2007 primarily in the repo sweep accounts.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company. Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders. Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings. The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings for the first quarter of 2007 and 2006.

	March 31, 2007	March 31, 2006

Interest Yields Earned:	Yields	Yields
Loans	9.08%	8.61%
Investment Securities	5.23%	4.98%
Federal Funds Sold	4.88%	4.53%

Interest Rates Paid:	Rates	Rates
Deposits	4.07%	3.25%
Borrowings	4.89%	4.46%

Total interest income for the first quarter of 2007 increased approximately $1.1 milion, or 13.49%, when compared to first quarter of 2006. Average balances for loans and investment securities increased approximately $26.4 million and $10.4 million, respectively when comparing first quarter 2007 to first quarter 2006. Average balances in federal funds sold decreased approximately $6.1 million when comparing first quarter 2007 to first quarter 2006. See table above to compare rates paid on deposits and borrowings for first quarter 2007 and first quarter 2006.

Total interest expense for the first quarter of 2007 increased approximately $1.1 million or 38.00% when compared to the first quarter of 2006. Average balances in the interest bearing deposit portfolios increased approximately $37.0 million or 12.53% when compared to first quarter of 2006. The average balances in the noninterest bearing deposit portfolio decreased approximately $17.8 million or 28.92% when compared to first quarter of 2006. The percentages of average noninterest bearing deposits to the total average deposit portfolio for the first quarter of 2007 and 2006 were 13.14% and 20.80%, respectively. Average borrowing balances increased approximately $6.2 million when comparing first quarter of 2007 to first quarter of 2006.

Net interest income decreased approximately $22,000 or .43%, for the first quarter of 2007 as compared to the first quarter of 2006 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning-assets, was 4.65% for the first quarter of 2007 compared to 4.97% for the first quarter of 2006.

Noninterest income increased $77,000 or 9.13% for the first quarter of 2007 over the same period in 2006. A mortgage origination income decrease of $25,000 was primarily due to a decrease in the average volume of activity in the mortgage held for sale portfolio when comparing first quarter of 2007 to first quarter 2006. Increases in service charges on deposits and other service charges of $52,000 resulted from increased deposit balances and the introduction of an overdraft protection product which generated additional NSF fees during 2007. A net increase in other income of $40,000 resulted primarily as a result of increased activity in the majority of income accounts such as trust fees, master money card income, data processing income, profit on sale of ORE, safe deposit box rental income, etc. These increases were offset by a decrease in rental income or approximately $43,000 for the first quarter of 2007 when compared to the same period in 2006 as a result of the sale of a multi-family rental property during the third quarter of 2006.

Noninterest expense increased $507,000 or 12.43% for the first quarter of 2007 over the same period in 2006, with increases in salary and employee benefits, occupancy, and computer services of approximately $349,000, $30,000 and $4,000, respectively. Salary and employee benefits increased primarily due to annual salary adjustments and the additional staffing of a new branch in Cumming which opened in January 2007. Occupancy expenses also increased approximately for the first quarter of 2007 over the same period in 2006 due to the new branch in Cumming. The general and administrative expenses increase of $124,000 consists primarily of additional advertising and marketing expense, office supplies, outside services and other expenses of approximately $29,000, $32,000, $2,000 and $61,000, respectively. Outside services include FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.

Income tax expense for the three months ended March 31, 2007 and 2006 was $408,000 and $573,000, respectively. The effective tax rate for the first quarter of 2007 and 2006 was 29.29% and 31.07%, respectively. Tax-exempt income on investment securities in municipal bonds was 19.29% of pre-tax income for the first quarter of 2007 when compared to 11.50% of pre-tax income for the first quarter of 2006.

Asset Quality

The allowance for loan losses represents a reserve for probable losses in the loan portfolio and is evaluated periodically. The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. The methodology used to analyze the adequacy of the Allowance for Loans and Lease Losses consists of assigning allocated general reserve where deemed appropriate based on Internal Watch List relationships. Reserves for these loans are weighted with emphasis on the degree of identified risk. Reviews for these credits include an analysis of the borrower’s financial position, an assessment of the value of pledged collateral and their past performance showing their ability to properly service the debt as well as an assessment of their anticipated future financial condition. These credits are assigned one of two risk ratings: Watch or Substandard. Loans assigned a risk rating of substandard will have reserve based on FAS 114, which defines loans impaired as “when based on current information and events, if it is probable that the creditor will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement.” If a loan is considered impaired, but adequately collateralized there should be no reserve assigned to the loan within the allowance for loan losses analysis. All nonaccrual loans are considered impaired. Additions to nonaccrual loans at March 31, 2007, consisted primarily of real estate secured loans and were adequately collateralized with real estate and other pledged collateral.

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule are an element considered for all loans. Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral. Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay. The balance of unsecured loans at March 31, 2007 was $9.5 million which does not pose a significant risk to the Company.

At March 31, 2007 and December 31, 2006, the ratio of the allowance for loan losses to total loans was .96% and .99%, respectively. The reserve established as of March 31, 2007 is considered to be adequate for any expected losses and is supported by the methodology and supporting documentation of the analysis. No provision for loan losses was charged to expense for the quarters ended March 31, 2007 and 2006.

Net charge-offs for the first quarter of 2007 totaled $67,494 compared to net charge-offs of $4,674 for the first quarter of 2006 as detailed below:

	March 31, 2007	March 31, 2006
Charge-offs:
Commercial	$-	$671
Real Estate	39,071	28,083
Consumer	46,126	36,065
Total Charge-offs	85,197	64,819

Recoveries:
Commercial	500	8,865
Real Estate	-	1,184
Consumer	17,203	50,096
Total Recoveries	17,703	60,145

Net Charge-offs	$67,494	$4,674

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes non-performing assets:

	March 31, 2007	December 31, 2006
Accruing loans 90 days past due	$100,664	$37,585
Non-accrual loans	4,190,255	502,233
Other real estate	809,234	537,975
Restructured loans	51,035	52,560
Total non-performing assets	$5,151,188	$1,130,353

Nonperforming assets increased $4,020,835 or 355.72% from December 31, 2006 to March 31, 2007. See the discussion that follows within this section for a description of the assets that comprised this increase.

Loans classified as 90 days past due increased $63,079 or 167.83% from December 31, 2006 to March 31, 2007. The increase is the net result of the following changes:

Balance at December 31, 2006	$37,585
New loans classified to 90 days past due status	100,664
Payments received	(37,585)
Balance at March 31, 2007	$100,664
The following summarizes accruing loans 90 days past due:
Unimproved commercial use land loan	$74,439
Residential loan	26,225
Total accruing loans 90 days past due	$100,664

Impaired loans consist of loans on nonaccrual status. The increase is the net result of the following changes:

Balance at December 31, 2006	$502,233
Loans reclassified to nonaccrual status in 2007	4,061,641
Payments received on nonaccrual loans during 2007	(24,982)
Nonaccrual loans charged-off during 2007	(40,179)
Nonaccrual loans reclassified to other real estate	(304,784)
Nonaccrual loans reclassified to accrual status in 2007	(3,674)
Balance at March 31, 2007	$4,190,255

Additions to loans on nonaccrual status consisted of twenty-one real estate secured loans totaling $3,975,547, one commercial loan totaling $46,177 and five consumer loans totaling $39,918. The real estate secured loans consist of one $2.5 million loan secured with lake property, sixteen loans for construction of 1-4 family residential housing totaling approximately $1.2 million and four loans secured by 1-4 family residential properties. The appraised value for the lake property and the construction housing was approximately $2.8 million and $1.2 million, respectively. The interest income recognized on such loans for the three-month periods ended March 31, 2007 and 2006 was not material.

The Company’s other real estate consists of six properties totaling $809,234 at March 31, 2007 and six properties totaling $537,975 at December 31, 2006. The increase in other real estate was the result of the foreclosure of two residential properties of approximately $304,784 during the first quarter of 2007 offset by sales of approximately $33,525.

At March 31, 2007, the Company’s other real estate consisted of the following:

Rental Residential Properties	$304,784
Commercial Properties	399,500
Lots	104,950
Total	$809,234

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30.0 million. At March 31, 2007, the Company had no federal funds purchased. Presently, the Company has made arrangements with commercial banks for short-term advances under a repurchase agreement line of credit of which none was advanced at March 31, 2007. The Company has approximately $11.6 million outstanding in commercial sweep accounts at March 31, 2007. In addition, the Company has a total available line of $38.9 million, subject to available collateral, from the Federal Home Loan Bank. The Company has $38.0 million in advances on this line at March 31, 2007.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%. The Bank’s liquidity ratios at March 31, 2007 and 2006 were 22.23% and 26.84%, respectively.

At March 31, 2007 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively. Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%. The Company’s and the Bank’s ratios at March 31, 2007 follow:

	Habersham Bank	Habersham Bancorp
Tier 1	12.73%	13.54%
Total Capital	13.61%	14.40%
Leverage	10.16%	10.81%

Item 3.	Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2007 there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2006. The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10K.

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

Issuer Purchases of Equity Securities

During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the first quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2007	0	0	0	0
February 1 through February 28, 2007	0	0	0	0
March 1 through March 31, 2007	0	0	0	0
Total	0	0	0	0

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

HABERSHAM BANCORP
(Registrant)

Date May 8, 2007	/S/ Annette Banks
Chief Financial Officer
(for the Registrant and as the
Registrant’s principal financial and
accounting officer)