Form 10-Q
period 2007-06-30
HABERSHAM BANCORP
filed 2007-08-13
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2007

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

2,968,593 shares, common stock, $1.00 par value, as of July 27, 2007

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	JUNE 30, 2007	DECEMBER 31, 2006

Cash and due from banks	$12,455	$26,119
Federal funds sold	-	64,399
Total cash and cash equivalents	12,455	90,518

Investment securities available for sale (cost of $87,591 at June 30, 2007 and $86,178 at December 31, 2006)	84,964	84,982
Investment securities held to maturity (estimated fair value of $2,985 at June 30, 2007 and $3,368 at December 31, 2006)	2,985	3,289
Other investments	3,409	3,365

Loans held for sale	2,731	3,183

Loans	358,960	346,261
Less allowance for loan losses	(3,116)	(3,445)
Loans, net	355,844	342,816

Goodwill	3,550	3,550
Other assets	30,465	24,035
TOTAL ASSETS	$496,403	$555,738

LIABILITIES
Noninterest-bearing deposits	$41,940	$47,286
Time deposits, $100,000 and over	108,798	176,651
Other interest-bearing deposits	229,069	226,692
Total deposits	379,807	450,629

Short-term borrowings	807	779
Federal funds purchased and securities sold under repurchase agreements	16,799	5,874
Federal Home Loan Bank Advances	38,000	38,000
Other liabilities	4,942	4,892
TOTAL LIABILITIES	440,355	500,174

STOCKHOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,968,593 shares issued and outstanding at June 30, 2007 and December 31, 2006	2,969	2,969
Additional paid-in capital	15,531	15,531
Retained earnings	39,202	37,777
Accumulated other comprehensive(loss)income	(1,654)	(713)
TOTAL STOCKHOLDERS’ EQUITY	56,048	55,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$496,403	$555,738

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Unaudited) For the Three and Six-Month Periods Ended June 30, 2007 and 2006
(dollars in thousands, except per share amounts)

	Three Months ended		Six Months ended
	2007	2006	2007	2006
INTEREST INCOME
Loan interest and fees on loans	$8,208	$7,092	$16,071	$13,977
Taxable investment securities	769	718	1,517	1,367
Tax exempt securities	276	236	545	448
Federal funds sold	44	148	143	309
Other	54	64	113	121
TOTAL INTEREST INCOME	9,351	8,258	18,389	16,222
INTEREST EXPENSE
Time deposits, $100,000 and over	1,388	870	2,678	1,638
Deposits	2,074	1,660	4,120	3,257
Short-term and other borrowings, primarily FHLB advances	657	521	1,300	1,040
TOTAL INTEREST EXPENSE	4,119	3,051	8,098	5,935
NET INTEREST INCOME	5,232	5,207	10,291	10,287
Provision for loan losses	-	-	-	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	5,232	5,207	10,291	10,287
NONINTEREST INCOME
Mortgage origination income	237	206	398	392
Service charges on deposits	235	233	467	407
Other service charges and commissions	65	66	126	133
Investment securities (losses) gains, net	-	(1)	5	(6)
Gain on sale of premises and equipment	-	18	-	18
Gain on sale of land	-	42	-	42
Other income	396	416	857	837
Total noninterest income	933	980	1,853	1,823
NONINTEREST EXPENSE
Salary and employee benefits	2,732	2,435	5,375	4,729
Occupancy	616	530	1,204	1,087
Computer services	136	128	293	282
General and administrative expense	1,211	1,154	2,409	2,228
Total noninterest expense	4,695	4,247	9,281	8,326
EARNINGS BEFORE INCOME TAXES	1,470	1,940	2,863	3,784
Income tax expense	436	615	844	1,188
NET EARNINGS	$1,034	$1,325	$2,019	$2,596
Net earnings per common share – Basic	$.35	$.45	$.68	$.89
Net earnings per common share – Diluted	$.35	$.44	$.68	$.87
Weighted average number of common shares outstanding	2,968,593	2,938,336	2,968,593	2,932,424
Weighted average number of common and common equivalent shares outstanding	2,982,724	2,980,788	2,989,065	2,972,371
Dividends per share	$.10	$.09	$.20	$.18

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three- and Six-Month Periods Ended June 30, 2007 and 2006
(dollars in thousands)

	Three Months ended		Six Months ended
	2007	2006	2007	2006

NET EARNINGS	$1,034	$1,325	$2,019	$2,596

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (losses) gains on investment securities available for sale arising during the period	(1,730)	(1,489)	(1,426)	(1,718)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	55	39	5	98
Reclassification adjustment for (gains) losses on investment securities available for sale	-	1	(5)	6
Total other comprehensive income (loss), before tax	(1,675)	(1,449)	(1,426)	(1,614)
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:
Unrealized holding (losses) gains on investment securities available for sale arising during the period	588	506	485	584
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(19)	(13)	(2)	(33)
Reclassification adjustment for (gains) losses on investment securities available for sale	-	-	2	(2)
Total income taxes related to other comprehensive income (loss)	569	493	485	549
Total other comprehensive (loss) income, net of tax	(1,106)	(956)	(941)	(1,065)
Total comprehensive (loss) income	$(72)	$369	$1,078	$1,531

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 2007 and 2006
(dollars in thousands)

	2007	2006

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$417	$1,977

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	2,820	3,474
Proceeds from sales and calls	2,786	1,008
Purchases	(7,061)	(17,417)
Investment securities held to maturity:
Proceeds from maturity	304	19
Proceeds from call	-	-
Other investments:
Proceeds from sale	-	328
Purchases	(44)	(318)
Net (increase) decrease in loans	(13,756)	(3,881)
Purchases of premises and equipment	(3,106)	(1,447)
Proceeds from sale of premises and equipment	-	193
Net additions of other real estate	-	3
Proceeds from sale of other real estate	40	222
Net cash (used by) provided by investing activities	(18,017)	(17,816)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	(70,822)	(4,716)
Net increase (decrease) in short-term borrowings	28	(619)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	10,925	(4,262)
Proceeds from FHLB advances	-	3,000
Repayment of FHLB advances	-	(7,300)
Issuance of common stock	-	465
Cash dividends paid	(594)	(528)
Net cash (used by) provided by financing activities	(60,463)	(13,960)

Decrease (increase) in cash and cash equivalents	(78,063)	(29,799)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	90,518	52,866
CASH AND CASH EQUIVALENTS: END OF PERIOD	$12,455	$23,067
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$728	$854
Change in components of other comprehensive income	(941)	(1,065)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges.  Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity.  At June 30, 2007, fair value of the available for sale investment securities decreased approximately $1,431,000 when compared to the fair value at December 31, 2006.  The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased approximately $945,000.  These changes were the results of movements in the bond market as it responds to interest rate changes in the market.  At June 30, 2007, fair value of the cash flow hedges increased approximately $5,000 when compared to the fair value at December 31, 2006.  The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also increased approximately $3,000.

4.	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period.  Diluted net earnings per share includes the effect of potential common shares outstanding during the period.  The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three- and six-month periods ended June 30, 2007 and 2006, is as follows:

	Three Months ended		Six Months ended
	June 30,		June 30,
	2007	2006	2007	2006
Net earnings	$1,034,329	$1,325,275	$2,018,784	$2,596,499

Weighted average common shares outstanding	2,968,593	2,938,336	2,968,593	2,932,424
Shares issued from assumed exercise of common stock equivalents	14,131	42,452	20,472	39,947
Weighted average number of common and common equivalent shares outstanding	2,982,724	2,980,788	2,989,065	2,972,371
Earnings per share:
Basic	$.35	$.45	$.68	$.89

Diluted	$.35	$.44	$.68	$.87

5.	Commitment

Habersham Bank entered into a construction contract during the first six month period of 2007 to build its Flowery Branch, Georgia branch building.  The construction cost of this 20,000+ square foot building is estimated to be approximately $3.2 million and is expected to be completed during the fourth quarter of 2008.

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

Executive Summary

Habersham Bancorp reported second quarter earnings of $1,034,000 or $.35 per diluted share, a decrease of 21.96% when compared to second quarter earnings of $1,325,000 or $.44 per diluted share in 2006.  Year-to-date earnings for the six-month period ended June 30, 2007, was $2,019,000 or $.68 per diluted share, a decrease of 22.23%, when compared to year-to-date earnings of $2,596,000 or $.87 per diluted share for the same period in 2006.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income for the second quarter and for the six-month period ended June 30, 2007 was approximately $5,232,000 and $10,291,000, respectively.

The net interest margin for the second quarter and first six months of 2007 was 4.75% and 4.70%, respectively compared to 5.03% and 5.00%, for the same periods in 2006.  Two factors which impact the net interest margin are average interest bearing assets and average interest-bearing liabilities which increased approximately $30.2 million and $36.4 million, respectively, when comparing first six months of 2007 to first six months of 2006.

Total net income consists of net interest income plus other noninterest income less noninterest expense.  Decreases in non-interest income of approximately $47,000 and increases in noninterest expense of approximately $448,000 factored into net income, when comparing second quarter 2007 to second quarter 2006.   Increases in noninterest income and noninterest expense totaled approximately $30,000 and $955,000, respectively, when comparing first six months of 2007 to the same period in 2006.  The increase in other non-interest expense consisted primarily of additional expenses in salary and employee benefits and occupancy costs.  Personnel costs, occupancy costs and other operating expenses increased approximately 13.66%, 10.76% and 7.65%, respectively for the first six months of 2007 over the first six months of 2006 as a result primarily of the expansion into the Forsyth County market with the opening of a new office in Cumming, Georgia in January 2007.

Total assets decreased approximately $59.3 million or 10.67% from $555.7 million at December 31, 2006 to $496.4 million at June 30, 2007.  At December 31, 2006, Habersham Bank had excess cash received from a short-term deposit invested in cash and due from banks and in federal funds sold.  The excess cash was drawn down with the pay out of the deposited funds during the first quarter of 2007.  Excluding the reduction of these funds of approximately $70.7 million, the total loan portfolio, and other assets increased approximately $12.7 million and $6.4 million, respectively, and were offset by decreases in cash and cash equivalents and in the investment securities portfolio of approximately $7.4 million and $278,000, respectively.  The increase in other assets primarily resulted from the purchase of land for expansion efforts into new markets totaling approximately $2.5 million and the purchase of bank owned life insurance for approximately $2.8 million.

Deposit balances at December 31, 2006 included approximately $78.5 million in an interest bearing deposit account from a single depositor which remained in Habersham Bank’s deposit portfolio for several days after year-end.  The total deposit portfolio at June 30, 2007 reflected an increase of approximately $7.7 million net of the movement of this $78.5 million.

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

Material Changes in Financial Condition

The Company’s total assets decreased $59.3 million, or 10.67%, to $496.4  million at June 30, 2007 from $555.7 million at December 31, 2006.   At December 31, 2006, Habersham Bank had excess cash received from short-term deposit invested in cash and due from banks and in federal funds sold.  Excess cash of approximately $70.7 million was drawn down with the pay out of the deposited funds during the first quarter of 2007.  Excluding this pay out, increases in the total loan portfolio of Habersham Bank and in other assets totaled approximately $12.7 million and $6.4 million, respectively, and were offset by decreases in cash and cash equivalents and in the investment securities portfolio of approximately $7.4 million and $278,000, respectively.

During the first six months of 2007, purchases of investment securities available for sale totaled approximately $7.1 million, offset by maturities and calls of approximately $5.9 million.  The purchases consisted of approximately $3.4 million in U.S. government-sponsored enterprise bonds, $1.1 million  in mortgage backed securities, $2.5 million in municipal bonds and $44,000 in other investments.  The unrealized loss on the investment securities available for sale portfolio increased approximately $1.4 million during the period ending June 30, 2007.

Loan demand increased during the during the first six months of 2007 with increases in the loan portfolios for real estate secured lending, commercial and consumer customers of approximately $10.1 million, $2.9 million and $324,000, respectively.

Other assets includes other real estate foreclosed properties, fixed assets, investments in life insurance policies and other various asset accounts.  Increases in life insurance, fixed assets, other real estate and other various asset accounts  totaled approximately $2.7 million, $2.5 million, $694,000, and $500,000, respectively.  Upon board  approval for a Senior Executive Retirement Plan (“SERP”) for five of the Company’s key employees to be funded by the purchase of  bank owned life insurance policies, Habersham Bank made this investment and obtained the policies during the first six months of 2007.  The increase in fixed assets resulted primarily from the purchase of land in the Flowery Branch area of Hall County to further the expansion efforts of Habersham Bank totaling approximately $2.5 million and the purchase of land in Warren County in order to move into a branch building totaling approximately $88,000.  Other real estate owned increased during the first six months of 2007 as a result of the seven foreclosures of real estate secured loans offset by sales and write downs.

Total deposits decreased approximately $70.8 million when comparing balances at June 30, 2007 to December 31, 2006 balances, with approximately $65.5 million of the decrease occurring in interest bearing deposits and approximately $5.3 million of the decrease occurring in non-interest bearing demand deposits.   Borrowings increased when comparing June 30, 2007 balances to December 31, 2006, approximately $10.9 million as a result of increased activity in repurchase sweep accounts.  During the first six months of 2007, federal funds purchased and securities sold under repurchase agreements and short-term borrowings increased by approximately $10.9 million and $28,000, respectively.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings for the second quarters and the first six months of 2007 and 2006.

	Three Months ended		Six Months ended
	2007	2006	2007	2006
INTEREST YIELDS EARNED:
Loans	9.25%	8.84%	9.17%	8.72%
Investment securities	5.28%	5.03%	5.26%	5.01%
Federal funds sold	5.18%	5.09%	4.96%	4.78%

INTEREST RATES PAID:
Deposits	4.15%	3.25%	4.11%	3.25%
Borrowings	5.07%	4.64%	4.98%	4.55%

Total interest income for the second quarter of 2007 increased approximately $1.1 million or 13.24%, when compared to second quarter of 2006.  Increases in the average balances for the second quarter of 2007 in loans and investment securities of approximately $34.4 million and $3.5 million, respectively, were offset by decrease in average quarter balances in federal funds sold of approximately $8.3 million when comparing the second quarters of 2007 and 2006.  Total interest income for the first six months of 2007 increased approximately $2.2 million or 13.36% when compared to the same period in 2006. Increases in the average balances for the first six months of 2007 in loans and investment securities of approximately $30.3 million and $6.9 million, respectively, were offset by decreases in the average balances in federal funds sold for the first six months of 2007 of approximately $7.2 million when comparing the first six months of 2007 and 2006.  See table above to compare yields earned on loans, investment securities and federal funds sold.

Total interest expense for the second quarter of 2007 increased approximately $1.1 million or 35.00% when compared to the second quarter of 2006.  Increases in the average balances for the second quarter of 2007 in deposits and other borrowings totaled approximately $22.5 million and $6.9 million, respectively, when compared to the second quarter of 2006.  Total interest expense for the first six month of 2007 increased approximately $2.2 million or 36.44% when compared to the first six month of 2006.  Increases in the average balance for the first six months of 2007 in deposits and other borrowings totaled approximately $29.8 million and $6.6 million, respectively, when compared to the first six months of 2006.  See table above to compare interest rates paid on deposits and other borrowings.

Net interest income increased approximately $25,000 or .48%, for the second quarter of 2007 and increased approximately $4,000 or .04% for the first six months of 2007 when compared to the same periods in 2006 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 4.75% for the second quarter of 2007 compared to 5.03% for the second quarter of 2006, and was 4.70% for the first six months of 2006 compared to 5.00% for the first six months of 2006.

Noninterest income decreased $47,000 or 4.80% for the second quarter of 2007 over the same period in 2006 and increased $30,000 or 1.65% for the first six months of 2007 over the same period in 2006.  For the second quarter of 2007, increases in mortgage origination income and service charges on deposits totaled approximately $31,000 and $2,000, respectively, compared to the second quarter of 2006.  For the first six months of 2007, increases in mortgage origination income and service charges on deposits totaled approximately $6,000 and $60,000, respectively, compared to the first six months of 2006.  Increased average balances in the deposit portfolio and average volume of activity in the mortgage held for sale portfolio are reflected in these increases.

Other income decreased $20,000 for the second quarter of 2007 and increased $20,000 for the first six months of 2007 compared to the same periods in 2006.   Decreases for the second quarter in rental income and profit from other real estate totaling approximately $45,000 and $32,000, respectively, where offset by increases in trust fees, master money fees,  miscellaneous income and other income accounts totaling approximately $25,000, $10,000, $8,000 and $14,000,  respectively.  Increases for the first six months of 2007 in trust fees, master money fees, miscellaneous income and other income accounts totaling approximately $36,000, $32,000, $19,000, and $47,000, respectively, were offset by decreases in rental income and profit from other real estate totaling $87,000 and $27,000, respectively.   The decrease in rental income results from the sale of  a multi-family rental property during the third quarter of 2006.

Noninterest expense increased $448,000 or 10.55% for the second quarter of 2007 over the same period in 2006, with increases in salary and employee benefits, occupancy and computer services of approximately $297,000, $86,000 and $8,000, respectively.  Noninterest expense increased $955,000 or 11.47% for the first six months of 2007 over the same period in 2006, with increases in salary and employee benefits, occupancy and computer services of approximately $646,000, $117,000 and $11,000, respectively.   Salary and employee benefits increased primarily due to annual salary adjustments and the additional staffing of a new branch in Cumming which opened in January 2007.  Occupancy expenses also increased for the second quarter of 2007 and the first six months of 2007 over the same periods in 2006 due to expenses related the new branch in Cumming.  The general and administrative expenses increase of $57,000 for the second quarter of 2007 consists primarily of increases in outside services and other expenses of approximately $35,000 and $53,000, respectively, offset by decreases in advertising and marketing expense and office supplies of approximately $20,000 and $12,000, respectively.  The general and administrative expenses increase of $181,000 for the first six month of 2007 consists primarily of increases in advertising and marketing expense, outside services, office supplies and other expenses of approximately $42,000, $37,000, $19,000 and $83,000, respectively.  Outside services include FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.

Income tax expense for the three months ended June 30, 2007 and 2006 was $436,000 and $615,000, respectively.  Income tax expense for the first six months ended June 30, 2007 and 2006 was $844,000 and $1,188,000, respectively.  The effective tax rate for the second quarter of 2007 and 2006 was 29.65% and 31.70%, respectively. The effective tax rate for the six months ended June 30, 2007 and 2006 was 29.48% and 31.40%, respectively.  Tax-exempt income on investment securities in municipal bonds was 19.03% of pre-tax income for the first six months of 2007 when compared to 11.84% for the first six months of 2006.

Asset Quality

The allowance for loan losses represents a reserve for probable losses in the loan portfolio and is evaluated periodically.  The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. The methodology used to analyze the adequacy of the Allowance for Loans and Lease Losses consists of assigning allocated general reserve where deemed appropriate based on Internal Watch List relationships.  Reserves for these loans are weighted with emphasis on the degree of identified risk.  Reviews for these credits include an analysis of the borrower’s financial position, an assessment of the value of pledged collateral and their past performance showing their ability to properly service the debt as well as an assessment of their anticipated future financial condition.  These credits are assigned one of two risk ratings: Watch or Substandard.  Loans assigned a risk rating of substandard will have a loan loss allowance allocation based on FAS 114, which defines loans impaired as “when based on current information and events, if it is probable that the creditor will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement.” If a loan is considered impaired, but adequately collateralized there should be no allocation assigned to the loan within the allowance for loan losses analysis.  All non-accrual loans are considered impaired.  Additions to non-accrual loans at June 30, 2007, consisted primarily of real estate secured loans and were adequately collateralized with real estate and other pledged collateral.

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule are an element considered for all loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at June 30, 2007 was $9.5 million which does not pose a significant risk to the Company.

At June  30, 2007 and December 31, 2006, the ratio of the allowance for loan losses to total loans was .87% and .99%, respectively.  An estimate, based upon the loan loss reserve methodology for Habersham Bank, is calculated each month to determine the status of the allowance, either a surplus or a deficiency.  This estimate includes calculations for allocated and unallocated general reserves.  The allocated general reserve consisting of loans on the internal watch list with risk ratings of 4 (watch) or 5 (substandard) have specific amounts in the calculation.  The amount of the allocated general reserve has decreased approximately $328,000 during the first six months of 2007.  The unallocated general reserve consisting of other graded and ungraded loans increased approximately $13,000 during the first six months of 2007.   The reserve for loan loss calculation estimated a surplus of approximately $1 million at December 31, 2006 and a surplus of approximately $823,000 at June 30, 2007.  The allowance established as of June  30, 2007 is considered to be adequate for any expected losses and is supported by the methodology and supporting documentation of the analysis.  No provision for loan losses was charged to expense for the quarters ended June  30, 2007 and 2006.

Net charge-offs for the first six months of 2007 totaled $358,864 compared to net charge-offs of $87,501 for the first six months of 2006 as detailed below:

	June 30, 2007	June 30, 2006
Charge-offs:
Commercial	$46,177	$53,492
Real Estate	253,624	43,276
Consumer	86,632	97,326
Total Charge-offs	386,433	194,094

Recoveries:
Commercial	850	11,255
Real Estate	150	2,109
Consumer	26,569	93,229
Total Recoveries	27,569	106,593

Net Charge-offs	$358,864	$87,501

Real estate charge-offs consisted of seven loans secured with vacant lots in Fulton County for an average amount of approximately $21,000 and two loans secured with rental property in Habersham and Stephens Counties totaling approximately $107,000.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes non-performing assets:

	June 30, 2007	December 31, 2006
Accruing loans 90 days past due	$53,273	$37,585
Non-accrual loans	6,763,324	502,233
Other real estate	1,232,193	537,975
Restructured loans	32,088	52,560
Total non-performing assets	$8,080,878	$1,130,353

Nonperforming assets increased $6,950,525 or 614.90% from December 31, 2006 to June 30, 2007.  See the discussion that follows within this section for a description of the assets that comprised this increase.

Loans classified as 90 days past due increased $15,688 or 41.74% from December 31, 2006 to June 30, 2007.  The increase is the net result of the following changes:

Balance at December 31, 2006	$37,585
New loans classified to 90 days past due status	138,271
Payments received	(112,844)
Charge-off	(9,739)
Balance at June 30, 2007	$53,273
The following summarizes accruing loans 90 days past due:
Commercial loan	$11,165
Residential loan	2,125
Consumer loan	39,983
Total accruing loans 90 days past due	$53,273

Impaired loans consist of loans on non-accrual status.  The increase is the net result of the following changes:

Balance at December 31, 2006	$502,233
Loans reclassified to non-accrual status in 2007	10,335,410
Payments received on non-accrual loans during 2007	(3,054,657)
Non-accrual loans charged-off during 2007	(311,862)
Non-accrual loans reclassified to other real estate	(700,960)
Non-accrual loans reclassified to accrual status in 2007	(6,840)
Balance at June 30, 2007	$6,763,324

Additions to loans on non-accrual status consisted of thirty-eight real estate secured loans totaling $10,239,767, one commercial loan totaling $46,177 and eight consumer loans totaling $49,466.  Payments received on non-accrual loans include the payoff of a $2.5 million loan secured with lake property.  At June 30, 2007, non-accrual loans consist of nineteen loans for construction of 1-4 family residential housing, seven loans secured by 1-4 family residential properties and four consumer loans totaling approximately $6.4 million, $301,000, and $25,000, respectively. The appraised value for the construction housing was approximately $9.3 million.  The interest income recognized on such loans for the six-month periods ended June 30, 2007 and 2006 was not material.

The Company’s other real estate consists of fifteen properties totaling $1,232,193 at June 30, 2007 and six properties totaling $537,975 at December 31, 2006.

The increase in other real estate during the first six months of 2007 was the result of the foreclosure of three residential properties and eight vacant lots of approximately $448,960  and $278,783, respectively, offset by sales of approximately $33,525.

At June  30, 2007, the Company’s other real estate consisted of the following:

1-4 Family residential properties	$181,926
Rental residential properties	304,784
Commercial properties	399,500
Lots	345,983
Total	$1,232,193

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30.0 million.  At June 30, 2007, the Company had $9,165,000 in federal funds purchased.  Presently, the Company has made arrangements with commercial banks for short-term advances under a repurchase agreement line of credit of which none was advanced at June 30, 2007. The Company has approximately $7,634,000 million outstanding in commercial sweep accounts at June 30, 2007.  In addition, the Company has a total available line of $38.0 million, subject to available collateral, from the Federal Home Loan Bank (FHLB).  At June 30, 2007, the Bank has utilized all of its available line with the FHLB.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%.  The Bank’s liquidity ratios at June 30, 2007 and 2006 were 17.10% and 24.66%, respectively.  The ratio for June 30, 2007 reflects the impact of decreased in cash and due from bank balances and in the movement from a federal funds sold position to a federal funds purchased position.  Efforts are underway to bring these ratios into compliance with policy.

At June 30, 2007 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively.  Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%.  The Company’s and the Bank’s ratios at June 30, 2007 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	12.69%	13.51%
Total Capital	13.47%	14.30%
Leverage	10.28%	11.02%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2007 there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2006.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10K.

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

PART II

OTHER INFORMATION

Item 1.  Legal proceedings.
None

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. “Item 1.A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2006, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report of Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the second quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
April 1 through April 30, 2007	0	0	0	0
May 1 through May 31, 2007	0	0	0	0
June 1 through June 30, 2007	0	0	0	0
Total	0	0	0	0

The Company does not have a publicly announced stock repurchase plan and did not otherwise repurchase any of its shares of common stock during the period covered by this report.  The Company did not terminate an existing stock repurchase plan during the period covered by this report.

Item 3.  Defaults upon senior securities.
None

Item 4.  Submission of matters to a vote of security holders.
(a)	The regular annual meeting of the shareholders of the Company was held on April 28, 2007.

(b)
The business conducted at the meeting included the election of the Board of Directors.  The Directors elected at the meeting were: Edward D. Ariail, Thomas A. Arrendale, III, Ben F. Cheek, III, Michael C. Martin, Michael L. Owen, James A. Stapleton, Jr., David D. Stovall, and Calvin R. Wilbanks.

At the registrant’s Annual Meeting of Shareholders on April 28, 2007, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected.  The following table sets forth the number of votes cast and withheld with respect to each nominated director.  There were no broker non-votes or abstentions.

Name	Votes For	Votes Withheld
Edward D. Ariail	2,448,585	90,664
Thomas A. Arrendale, III	2,533,438	5,811
Ben F. Cheek, III	2,533,838	5,411
Michael C. Martin	2,533,838	5,411
Michael L. Owen	2,176,755	367,494
James A. Stapleton, Jr.	2,261,008	278,241
David D. Stovall	2,448,585	90,664
Calvin R. Wilbanks	2,261,008	278,241

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

HABERSHAM BANCORP
(Registrant)

Date August 13, 2007	/S/ Annette Banks
Chief Financial Officer
(for the Registrant and as the Registrant’s principal financial and accounting officer)