Form 10-Q
period 2007-09-30
HABERSHAM BANCORP
filed 2007-11-13
CIK 754597

U.S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2007

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐	No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,818,593 shares, common stock, $1.00 par value, as of November 13, 2007

Item 1.	Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS	SEPTEMBER 30, 2007	DECEMBER 31, 2006
	(unaudited)	(audited)
Cash and due from banks	$13,502	$26,119
Federal funds sold	6,647	64,399
Total cash and cash equivalents	20,149	90,518

Investment securities available for sale (cost of $89,617 at September 30, 2007 and $86,178 at December 31, 2006)	88,253	84,982
Investment securities held to maturity (estimated fair value of $2,757 at September 30, 2007 and $3,368 at December 31, 2006)	2,696	3,289
Other investments	3,409	3,365

Loans held for sale	1,188	3,183

Loans	354,138	346,261
Less allowance for loan losses	(2,867)	(3,445)
Loans, net	351,271	342,816

Goodwill	3,550	3,550
Other assets	35,521	24,035
TOTAL ASSETS	$506,037	$555,738

LIABILITIES
Noninterest-bearing deposits	$46,336	$47,286
Time deposits, $100,000 and over	115,259	176,651
Other interest-bearing deposits	229,467	226,692
Total deposits	391,062	450,629

Short-term borrowings	790	779
Federal funds purchased and securities sold under repurchase agreements	12,703	5,874
Federal Home Loan Bank Advances	38,000	38,000
Other liabilities	6,095	4,892
TOTAL LIABILITIES	448,650	500,174

STOCKHOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,968,593 shares issued and outstanding at September 30, 2007 and December 31, 2006	2,969	2,969
Additional paid-in capital	15,531	15,531
Retained earnings	39,760	37,777
Accumulated other comprehensive(loss)income	(873)	(713)
TOTAL STOCKHOLDERS’ EQUITY	57,387	55,564
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$506,037	$555,738

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Uaudited) For the Three-Month and Nine-Month Periods Ended September 30, 2007 and 2006
(dollars in thousands, except per share amounts)
	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
INTEREST INCOME
Loan interest and fees on loans	$8,123	$7,979	$24,194	$21,956
Taxable investment securities	769	763	2,286	2,130
Tax exempt securities	276	266	821	714
Federal funds sold	68	59	211	368
Other	59	56	173	177
TOTAL INTEREST INCOME	9,295	9,123	27,685	25,345
INTEREST EXPENSE
Time deposits, $100,000 and over	1,570	1,088	4,248	2,726
Other deposits	2,118	1,847	6,238	5,104
Short-term and other borrowings, primarily FHLB advances	708	537	2,009	1,577
TOTAL INTEREST EXPENSE	4,396	3,472	12,495	9,407
NET INTEREST INCOME	4,899	5,651	15,190	15,938
Provision for loan losses	80	-	80	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	4,819	5,651	15,110	15,938
NONINTEREST INCOME
Mortgage origination income	207	212	605	604
Service charges on deposits	245	240	712	647
Other service charges and commissions	65	67	190	200
Investment securities (losses) gains, net	-	(7)	5	(13)
Gain on sale of premises and equipment	2	15	2	33
Gain on sale of land	-	-	-	42
Other income	412	437	1,269	1,274
Total noninterest income	931	964	2,783	2,787
NONINTEREST EXPENSE
Salary and employee benefits	2,541	2,485	7,915	7,214
Occupancy	609	573	1,813	1,660
Computer services	157	139	450	421
General and administrative expense	1,257	1,144	3,666	3,372
Total noninterest expense	4,564	4,341	13,844	12,667
EARNINGS BEFORE INCOME TAXES	1,186	2,274	4,049	6,058
Income tax expense	331	741	1,175	1,929
NET EARNINGS	$855	$1,533	$2,874	$4,129
Net earnings per common share – Basic	$.29	$.52	$_.97	$1.41
Net earnings per common share – Diluted	$.29	$.51	$.96	$1.39
Weighted average number of common shares outstanding	2,968,593	2,949,207	2,968,593	2,938,080
Weighted average number of common and common equivalent shares outstanding	2,968,593	2,993,256	2,982,240	2,979,394
Dividends per share	$.10	$.09	$.30	$.27

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three- and Nine-Month Periods Ended September 30, 2007 and 2006
(dollars in thousands)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006

NET EARNINGS	$855	$1,533	$2,874	$4,129

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (losses) gains on investment securities available for sale arising during the period	1,263	1,503	(163)	(216)

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(80)	(92)	(75)	7

Reclassification adjustment for (gains) losses on investment securities available for sale	-	7	(5)	13

Total other comprehensive income (loss), before tax	1,183	1,418	(243)	(196)
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:

Unrealized holding (losses) gains on investment securities available for sale arising during the period	(429)	(511)	56	73

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	27	31	25	(2)

Reclassification adjustment for (gains) losses on investment securities available for sale	-	(2)	2	(4)

Total income taxes related to other comprehensive income(loss)	(402)	(482)	83	67
Total other comprehensive (loss) income, net of tax	781	936	(160)	(129)
Total comprehensive (loss) income	$1,636	$2,469	$2,714	$4,000

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended September 30, 2007 and 2006
(dollars in thousands)

	Nine Months
	Ended September 30,
	2007	2006

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$4,019	$7,020

CASH FLOWS FROM INVESTING ACTIVITIES,
Investment securities available for sale:
Proceeds from maturity	5,232	5,245
Proceeds from sales and calls	2,787	1,053
Purchases	(11,518)	(18,832)
Investment securities held to maturity:
Proceeds from maturity	593	24
Proceeds from call	-	80
Other investments:
Proceeds from sale	-	553
Purchases	(44)	(543)
Net (increase) decrease in loans	(14,568)	(27,698)
Purchases of premises and equipment	(3,527)	(2,168)
Proceeds from sale of premises and equipment	31	209
Net additions of other real estate	(18)	2
Proceeds from sale of other real estate	261	3,269
Net cash (used by) provided by investing activities	(20,771)	(38,806)

CASH FLOWS FROM FINANCING ACTIVITIES,
Net increase (decrease) in deposits	(59,567)	(2,536)
Net increase (decrease) in short-term borrowings	12	12
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	6,829	(861)
Proceeds from FHLB advances	-	8,000
Repayment of FHLB advances	-	(12,300)
Issuance of common stock	-	646
Cash dividends paid	(891)	(794)
Net cash (used by) provided by financing activities	(53,617)	(7,833)

Decrease (increase) in cash and cash equivalents	(70,369)	(39,619)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	90,518	52,866
CASH AND CASH EQUIVALENTS: END OF PERIOD	$20,149	$13,247
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$6,034	$1,016
Change in components of other comprehensive income	(160)	(129)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges.  Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity.  At September 30, 2007, fair value of the available for sale investment securities decreased approximately $168,000 when compared to the fair value at December 31, 2006.  The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased approximately $111,000.  These changes were the results of movements in the bond market as it responds to interest rate changes in the market.  At September 30, 2007, fair value of the cash flow hedges decreased approximately $75,000 when compared to the fair value at December 31, 2006.  The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also decreased approximately $49,000.

4.	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period.  Diluted net earnings per share includes the effect of potential common shares outstanding during the period.  The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three- and nine-month periods ended September 30, 2007 and 2006, is as follows:

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2007	2006	2007	2006
Net earnings	$854,776	$1,532,890	$2,873,560	$4,129,389

Weighted average common shares outstanding	2,968,593	2,949,207	2,968,593	2,938,080
Shares issued from assumed exercise of common stock equivalents	-	44,049	3,647	41,314
Weighted average number of common and common equivalent shares outstanding	2,968,593	2,993,256	2,982,240	2,979,394
Earnings per share:
Basic	$.29	$.52	$_.97	$1.41

Diluted	$.29	$.51	$_.96	$1.39

5.	Commitments

Habersham Bank entered into a construction contract in 2007 with the business interest of a director to build its Flowery Branch, Georgia, building.  The construction cost of this twenty thousand plus square foot building is estimated to be approximately $3.2 million and is expected to be completed during the fourth quarter of 2008.

September 19, 2007, Habersham Bancorp announced that the Board of Directors had approved an open-ended program to repurchase up to 150,000 shares of the company’s outstanding stock.  The Board’s authorization permits the company to repurchase shares in the open market or through privately negotiated transactions.  An investment banker will execute the share repurchase program for the Company.  Habersham Bancorp purchased all of the 150,000 shares approved for the repurchase program of the company’s outstanding stock at the end of October.  The repurchased shares totaling $2,190, 000 are held as treasury stock. Habersham Bancorp's capital ratios ( Tier 1, Total Capital and Leverage ratios) remained above the minimum requirements after this transaction.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

Habersham Bancorp reported third quarter earnings of $855,000 or $.29 per diluted share, a decrease of 44.23% when compared to third quarter earnings of $1.5 million or $.51 per diluted share in 2006.  Year-to-date earnings for the nine-month period ended September 30, 2007, was $2.9 million or $.96 per diluted share, a decrease of 30.40%, when compared to year-to-date earnings of $4.1 million or $1.39 per diluted share for the same period in 2006.   The Company’s total assets decreased $49.7 million, or 8.94%, to $506.0 million at September 30, 2007 from $555.7 million at December 31, 2006.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.  Net interest income for the third quarter and for the nine-month period ended September 30, 2007 was approximately $4.9 million and $15.2 million, respectively, compared to third quarter and for the nine-month period ended September 30, 2006 of approximately $5.7 million and $15.9 million, respectively.

The net interest margin for the third quarter and first nine months of 2007 was 4.35% and 4.58%, respectively compared to 5.32% and 5.11%, for the same periods in 2006. Two factors which impact the net interest margin are average interest bearing assets and average interest-bearing liabilities, which increased approximately $28.7 million and $41.2 million, respectively, when comparing the third quarter of 2007 to the third quarter of 2006 and $29.7 million and $38.0 million, respectively, when comparing the first nine months of 2007 to the first nine months of 2006.

Total net income consists of net interest income plus other noninterest income less noninterest expense.  Decreases in non-interest income of approximately $33,000 and increases in noninterest expense of approximately $223,000 factored into net income, when comparing third quarter 2007 to third quarter 2006.   Decreases in noninterest income and increases in noninterest expense totaled approximately $4,000 and $1,177,000, respectively, when comparing first nine months of 2007 to the same period in 2006.  Decreases in non-interest income within the other income category for the third quarter and the nine month periods ended September 30, 2007 as compared to the same periods in 2006 were approximately $25,000 and $5,000, respectively.   The decrease within the other income category resulted primarily from the loss on rental income of approximately $23,000 and $110,000 for the third quarter and the first nine months of 2007, respectively.   Other decreases in profit from sale of other real estate , merchant fee income and in various other income accounts of totaled approximately $21,000, $13,000, and $6,000, respectively, for the third quarter of 2007, offset by increases in trust services fees and mastermoney card income of approximately $30,000 and  $8,000, respectively.  Other decreases in merchant fee income and profit from sale of other real estate totaled approximately $48,000 and $14,000, respectively, for the first nine months of 2007, offset by increases in trust services fees, mastermoney card income, and in various other income accounts of approximately $66,000, $27,000, and $74,000, respectively.

Increases in all categories of other non-interest expense occurred during the third quarter and the nine month periods ended September 30, 2007.   Personnel costs, occupancy costs and computer service expenses increased approximately 9.72%, 9.22% and 6.89%, respectively for the first nine months of 2007 over the first nine months of 2006 as a result primarily of the expansion into the Forsyth County market with the opening of a new office in Cumming, Georgia in January 2007.  General and administrative expenses, including outside services, advertising & marketing, office supplies and other expenses, for the third quarter and first nine months of 2007 over the same period of 2006 increased approximately 9.88% and 8.72%, respectively.

At December 31, 2006,  Habersham Bank had excess cash received from a short-term deposit invested in cash and due from banks and in federal funds sold.

During the third quarter of 2007, Habersham Bancorp’s Board of Directors approved an open-ended program to repurchase up to 150,000 shares of the company’s outstanding common stock in the open market or through privately negotiated transactions.  No shares of the company’s common stock had been acquired as of September 30, 2007, however subsequent to September 30, 2007, the 150,000 shares were purchased at a price of $2,190,000.

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

Material Changes in Financial Condition

The Company’s total assets decreased $49.7 million, or 8.94%, to $506.0 million at September 30, 2007 from $555.7 million at December 31, 2006.   At December 31, 2006, Habersham Bank had excess cash received from short-term deposits invested in cash and due from banks and in federal funds sold.  Excess cash of approximately $70.7 million was drawn down with the pay out of the deposited funds during the first quarter of 2007.  Excluding the reduction of these funds of approximately $70.7 million, increases in other assets, in the total loan portfolio and in the total investment securities of approximately $11.5 million, $8.5 million and $2.7 million, respectively, were offset by decreases in the loans held for sale portfolio of approximately $2.0 million.  The increase in other assets primarily resulted from foreclosure activity of approximately $5.8 million, the purchase of land for expansion efforts into new markets totaling approximately $2.5 million and the purchase of bank owned life insurance for approximately $2.8 million.

Other assets include other real estate foreclosed properties, fixed assets, investments in life insurance policies and other various asset accounts.  Increases in foreclosed properties in other real estate, life insurance, fixed assets, and other various asset accounts totaled approximately $5.8 million, $2.8 million, $2.6 million, and $306,000, respectively. Other real estate owned increased during the first nine months of 2007 as a result of the twenty-eight foreclosures of real estate secured loans offset by sales and write downs. Upon board approval for a Senior Executive Retirement Plan (“SERP”) for five of the Company’s key employees to be funded by the purchase of bank owned life insurance policies, Habersham Bank made this investment and obtained the policies during 2007.  The increase in fixed assets resulted primarily from the purchase of land in the Flowery Branch area of Hall County to further the expansion efforts of Habersham Bank totaling approximately $2.5 million and the purchase of land in Warren County in order to move into a branch building totaling approximately $88,000.

Loan growth totaled approximately $8.5 million for the first nine months of 2007.  Increases in the real estate secured portfolio and the commercial lending portfolio of approximately $13.4 million and $2.3 million, respectively, were offset by approximately $6.0 million in foreclosures of real estate secured loans and by decreases in the consumer lending portfolio of approximately $1.2 million.

During the first nine months of 2007, purchases of investment securities available for sale totaled approximately $11.5 million, offset by maturities and calls of approximately $8.0 million. The purchases consisted of approximately $5.4 million in U.S. government-sponsored enterprise bonds, $2.6 million in mortgage backed securities and $3.5 million in municipal bonds. The maturities and calls consisted of approximately $2.3 million in U.S. government-sponsored enterprise bonds, $3.8 million in mortgage backed securities and $1.9 million in municipal bonds.  The unrealized loss on the investment securities available for sale portfolio increased approximately $168,000 during the nine month period ending September 30, 2007.  During the first nine months of 2007, maturities and calls of investment securities held to maturity totaled approximately $593,000.

Total deposits decreased approximately $59.6 million when comparing balances at September 30, 2007 to December 31, 2006 balances, with approximately $58.6 million of the decrease occurring in interest bearing deposits and approximately $1.0 million of the decrease occurring in non-interest bearing demand deposits.   Borrowings increased when comparing September 30, 2007 balances to December 31, 2006, approximately $6.8 million as a result of increased activity in repurchase sweep accounts.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings for the third quarters and the first nine months of 2007 and 2006.

	Three Months ended		Nine Months ended
	2007	2006	2007	2006
INTEREST YIELDS EARNED:
Loans	8.91%	9.47%	9.08%	8.98%
Investment securities	5.35%	5.23%	5.29%	5.08%
Federal funds sold	4.81%	5.43%	4.91%	4.86%

INTEREST RATES PAID:
Deposits	4.23%	3.69%	4.15%	3.40%
Borrowings	5.13%	4.88%	5.03%	4.66%

Total interest income for the third quarter of 2007 increased approximately $172,000 or 1.89%, when compared to the third quarter of 2006. Increases in the average balances for the third quarter of 2007 in loans and federal funds sold of approximately $27.3 million and $1.3 million, respectively, were offset by a decrease in average quarter balances in investment securities of approximately $200,000 when comparing the third quarters of 2007 and 2006. Total interest income for the first nine months of 2007 increased approximately $2.3 million or 9.23% when compared to the same period in 2006.  Increases in the average balances for the first nine months of 2007 in loans and investment securities of approximately $29.3 million and $4.5 million, respectively, were offset by decreases in the average balances in federal funds sold for the first nine months of 2007 of approximately $4.4 million when comparing the first nine months of 2007 and 2006.  See table above to compare yields earned on loans, investment securities and federal funds sold.

Total interest expense for the third quarter of 2007 increased approximately $900,000 or 26.61% when compared to the third quarter of 2006. Increases in the average balances for the third quarter of 2007 in deposits and other borrowings totaled approximately $30.0 million and $11.2 million, respectively, when compared to the third quarter of 2006.  Total interest expense for the first nine months of 2007 increased approximately $3.1 million or 32.83% when compared to the first nine months of 2006.  Increases in the average balance for the first nine months of 2007 in deposits and other borrowings totaled approximately $29.9 million and $8.1 million, respectively, when compared to the first nine months of 2006.  See table above to compare interest rates paid on deposits and other borrowings.

Net interest income decreased approximately $800,000 or 13.31%, for the third quarter of 2007 and decreased approximately $700,000 or 4.69% for the first nine months of 2007 when compared to the same periods in 2006 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 4.35% for the third quarter of 2007 compared to 5.32% for the third quarter of 2006, and was 4.58% for the first nine months of 2007 compared to 5.11% for the first nine months of 2006.

Noninterest income decreased $33,000 or 3.42% for the third quarter of 2007 over the same period in 2006 and decreased $4,000 or .14% for the first nine months of 2007 over the same period in 2006. Increases in service charges on deposits for the third quarter and first nine months of 2007 totaled approximately $5,000 and $65,000, respectively.   Mortgage origination income decreased approximately $5,000 and increased approximately $1,000, compared to the third quarter and first nine months of 2006.   Increased average balances in the deposit portfolio and average volume of activity in the mortgage held for sale portfolio are reflected in these increases.

Other income decreased $25,000 for the third quarter of 2007 and decreased $5,000 for the first nine months of 2007 compared to the same periods in 2006. Decreases for the third quarter in miscellaneous income, in rental income and in profit from other real estate totaling approximately $26,000, $21,000 and $23,000, respectively, were offset by increases in trust fees, master money fees, and commissions on investment sales totaling approximately $30,000, $8,000  and  $7,000,  respectively.  Decreases for the first nine months of 2007 in rental income, profit from sale of other real estate and merchant fee income totaling approximately $110,000, $48,000 and $14,000, respectively, were offset by increases in various other income accounts, trust services fees and mastermoney card income accounts of approximately $74,000, $66,000, and $27,000, respectively.  The decrease in rental income results from the sale of a multi-family rental property during the third quarter of 2006.

Noninterest expense increased $223,000 or 5.14% for the third quarter of 2007 over the same period in 2006, with increases in salary and employee benefits, occupancy and computer services of approximately $56,000, $36,000 and $18,000, respectively.  Noninterest expense increased $1.2 million or 9.29% for the first nine months of 2007 over the same period in 2006, with increases in salary and employee benefits, occupancy and computer services of approximately $701,000, $153,000 and $29,000, respectively.   Salary and employee benefits increased primarily due to annual salary adjustments and the additional staffing of a new branch in Cumming which opened in January 2007.  Occupancy expenses also increased for the third quarter of 2007 and the first nine months of 2007 over the same periods in 2006 due to expenses related the new branch in Cumming. The increase in computer service expense is related to additional costs to provide computer service to the Cumming location.  The general and administrative expenses increase of $113,000 for the third quarter of 2007 consists primarily of increases in other expenses, outside services and advertising and marketing expenses of approximately $60,000, $53,000 and $18,000, respectively, offset by decreases in office supplies and in loss of other real estate of approximately $11,000 and $8,000, respectively.  The general and administrative expenses increase of $294,000 for the first nine months of 2007 consists primarily of increases in other expenses, outside services, advertising & marketing expense and office supplies of approximately $196,000, $90,000, $60,000 and $8,000, respectively, offset by a decrease in loss of other real estate of approximately $60,000.  Increased activity in fraudulent check activity resulted in increased expense of approximately $74,000 and $86,000 in other expenses for the third quarter and first nine months of 2007.  Outside services include FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.

Income tax expense for the three months ended September 30, 2007 and 2006 was $331,000 and $741,000, respectively.  Income tax expense for the first nine months ended September 30, 2007 and 2006 was $1.2 million and $1.9 million, respectively.  The effective tax rate for the third quarter of 2007 and 2006 was 27.91% and 32.59%, respectively. The effective tax rate for the nine months ended September 30, 2007 and 2006 was 29.02% and 31.84%, respectively.  Tax-exempt income on investment securities in municipal bonds was 20.28% of pre-tax income for the first nine months of 2007 when compared to 11.79% for the first nine months of 2006.

Asset Quality

The allowance for loan losses represents a reserve for probable losses in the loan portfolio and is evaluated periodically.  The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. The methodology used to analyze the adequacy of the Allowance for Loans and Lease Losses consists of assigning allocated general reserve where deemed appropriate based on Internal Watch List relationships.  Reserves for these loans are weighted with emphasis on the degree of identified risk.  Reviews for these credits include an analysis of the borrower’s financial position, an assessment of the value of pledged collateral and their past performance showing their ability to properly service the debt as well as an assessment of their anticipated future financial condition.  These credits are assigned one of two risk ratings: Watch or Substandard.  Loans assigned a risk rating of substandard will have a loan loss allowance allocation based on FAS 114, which defines loans impaired as “when based on current information and events, if it is probable that the creditor will be unable to collect all interest and principal payments due according to the contractual terms of the loan agreement.” If a loan is considered impaired, but adequately collateralized there should be no allocation assigned to the loan within the allowance for loan losses analysis.  All non-accrual loans are considered impaired. Additions to non-accrual loans at September 30, 2007, consisted primarily of real estate secured loans and were adequately collateralized with real estate and other pledged collateral.

The allowance for loan losses also represents risks associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule are an element considered for all loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at September 30, 2007 was $9.8 million which does not pose a significant risk to the Company.

At September 30, 2007 and December 31, 2006, the ratio of the allowance for loan losses to total loans was .81% and .99%, respectively.  An estimate, based upon the loan loss reserve methodology for Habersham Bank, is calculated each month to determine the status of the allowance.  This estimate includes calculations for allocated and unallocated general reserves.   A provision for loan losses of $80,000 was charged to expense for the quarter ended September 30, 2007.   No provision for loan losses was charged to expense for the quarter ended September 30, 2006.

Net charge-offs for the first nine months of 2007 totaled $687,556 compared to net charge-offs of $455,177 for the first nine months of 2006 as detailed below:

	September 30, 2007	September 30, 2006
Charge-offs:
Commercial	$50,282	$254,672
Real Estate	529,399	165,721
Consumer	190,550	178,764
Total Charge-offs	770,231	599,157

Recoveries:
Commercial	1,150	21,567
Real Estate	20,150	15,099
Consumer	61,375	107,314
Total Recoveries	82,675	143,980

Net Charge-offs	$687,556	$455,177

During 2007, real estate charge-offs consisted primarily of sixteen loans (thirteen secured with vacant lots and three for 1-4 family residential spec construction) for an average charge off amount of approximately $26,401.  These properties are located within the greater Atlanta area in Dawson, Fulton and Gwinnett counties.  Two other real estate charge-offs were collateralized with rental property in Habersham and Stephens counties totaled approximately $107,000.

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes non-performing assets:

	September 30, 2007	December 31, 2006
Accruing loans 90 days past due	$328,256	$37,585
Non-accrual loans	6,376,063	502,233
Other real estate	6,353,363	537,975
Restructured loans	-	52,560
Total non-performing assets	$13,057,682	$1,130,353

Nonperforming assets increased $11.9 million or 1055.19% from December 31, 2006 to September 30, 2007.  See the discussion that follows within this section for a description of the assets that comprised this increase.

Loans classified as 90 days past due increased $290,671 or 773.37% from December 31, 2006 to September 30, 2007.  The increase is the net result of the following changes:

Balance at December 31, 2006	$37,585
New loans classified to 90 days past due status	466,527
Payments received	(129,282)
Charge-off	(46,574)
Balance at September 30, 2007	$328,256
The following summarizes accruing loans 90 days past due at September 31, 2007:
Real estate secured loans	$280,669
Residential loans	41,894
Commercial loans	5,693
Total accruing loans 90 days past due	$328,256

Impaired loans consist of loans on non-accrual status.  The increase is the net result of the following changes:

Balance at December 31, 2006	$502,233
Loans reclassified to non-accrual status in 2007	15,545,413
Payments received on non-accrual loans during 2007	(3,489,351)
Non-accrual loans charged-off during 2007	(593,972)
Non-accrual loans reclassified to other real estate	(5,443,246)
Non-accrual loans reclassified to accrual status in 2007	(145,014)
Balance at September 30, 2007	$6,376,063

Additions to loans on non-accrual status consisted of fifty-two real estate secured loans totaling $15.4 million, four commercial loans totaling $85,368 and thirteen consumer loans totaling $89,363.  Payments received on non-accrual loans include the payoff of a $2.5 million loan secured with lake property.  At September 30, 2007, non-accrual loans consist of fifteen loans for construction of 1-4 family residential housing, five loans secured by 1-4 family residential properties, three commercial loans and five consumer loans totaling approximately $6.1 million, $167,533, $39,191 and $41,273, respectively.  The appraised value for the construction housing was approximately $6.1 million. The interest income recognized on such loans for the nine-month periods ended September 30, 2007 and 2006 was not material.

The Company’s other real estate consists of thirty properties totaling approximately $6.4 million at September 30, 2007 and six properties totaling $538,000 at December 31, 2006.  The increase in other real estate during the first nine months of 2007 was the result of the foreclosure of ten residential spec construction properties, sixteen vacant lots and two rental properties totaling approximately $3.0 million, $2.8 million and $305,000, respectively, offset by sales of approximately $237,000.

At September 30, 2007, the Company’s other real estate consisted of the following:

1-4 Family / spec residential properties	$2,857,536
Rental residential properties	273,844
Commercial properties	399,500
Lots	2,822,483
Total	$6,353,363

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30.0 million.  At September 30, 2007, the Company had no federal funds purchased.  Presently, the Company has made arrangements with commercial banks for short-term advances under a repurchase agreement line of credit of $9.5 million of which none was advanced at September 30, 2007. The Company has approximately $12.7 million outstanding in commercial sweep accounts at September 30, 2007.  In addition, the Company has a total available line of $38.0 million, subject to available collateral, from the Federal Home Loan Bank (FHLB).  At September 30, 2007, the Bank has utilized all of its available line with the FHLB.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%.  The Bank’s liquidity ratios at September 30, 2007 and 2006 were 20.40% and 22.57%, respectively.

At September 30, 2007 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively.  Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%.  The Company’s and the Bank’s ratios at September 30, 2007 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	12.80%	13.59%
Total Capital	13.52%	14.31%
Leverage	10.18%	10.81%

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2007 there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2006.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2006 included in the Company’s 2006 Annual Report on Form 10K.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the third quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
July 1 through July 30, 2007	0	0	0	0
August 1 through August 31, 2007	0	0	0	0
September 1 through September 30, 2007	0	0	0	0
Total	0	0	0	0

The Company does have a publicly announced stock repurchase plan and did not repurchase any of its shares of common stock during the period covered by this report.

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

HABERSHAM BANCORP
(Registrant)

Date November 13, 2007	/S/ Annette Banks
Chief Financial Officer
(for the Registrant and as the Registrant’s principal financial and accounting officer)