Form 10-K/A
period 2006-12-31
HABERSHAM BANCORP
filed 2008-03-07
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K(Amendment No.1)

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

(2)  Portions of the Company's Proxy Statement relating to the 2007 Annual Meeting of Shareholders (the "Proxy Statement")
incorporated by reference into Part III.

This amendment is being filed to reflect revisions to Exhibit 13.0, our audited financial statements for the year ended December 31, 2006.  The revisions appear in Note 2, Summary of Significant Accounting Policies under Derivative Instruments and Hedging Activities and Note 12, Derivative Instruments and Hedging Activities. We have also revised Exhibit 13.0 to reflect the auditors’ signature to their report, which was inadvertently omitted from the initial filing.

PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)
See Item 8 for a list of the financial statements filed as a part of this report. No financial statement schedules are applicable as the required information is included in the financial statements in Item 8.

(b)	See the attached Exhibit Index, appearing behind the signature page to this report, for the exhibits required by Item 601 of Regulation S-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

HABERSHAM BANCORP (Registrant)

/s/ Annette Banks
Vice President and
Chief Financial Officer   March 6, 2008

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and restated Articles of Incorporation of HabershamBancorp, as amended by amendment dated April 16, 1988 (1) and further amended by amendment dated April 15, 2000 (2)

3.2	By-laws of Habersham Bancorp, as amended by resolutions dated January 29, 2000 (3)

10.1*	Habersham Bancorp 401 K Summary Plan Description (filed with initial filing of this report)

10.2*	Form of Director Supplemental Retirement Plan Agreement and Split Dollar Endorsement, with summary of terms specific to each director (3)

10.3*	Habersham Bancorp Outside Directors Stock Option Plan (4)

10.3(a)*	Form of option agreement under Habersham Bancorp Outside Directors Stock Option Plan (5)

10.4*	Habersham Bancorp 1996 Incentive Stock Option Plan, (6) as amended by the First Amendment thereto dated January 29, 2000
10.4(a)*	Form of incentive stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan (3)

10.4(b)*	Form of non-qualified stock option agreement under Habersham
Bancorp 1996 Incentive Stock Option Plan (3)

10.5*	Form of Split Dollar Agreement and Collateral Assignment dated January 1, 1991, with summary of terms applicable to Mr. Ariail and Mr. Stovall (3)

10.6*	Habersham Bancorp 2005 Stock Option Plan (8)

10.6(a)*	Form of non-qualified stock option award pursuant to the 2005 Stock Option Plan (9)

10.6(b)*	Form of Incentive Stock Option award pursuant to the 2005 Stock Option Plan (10)

13.0	Financial statements and notes thereto contained in the Habersham Bancorp 2006 Annual Report and quarterly financial data (unaudited)

14.0	Code of Ethics (11)

21.0	Subsidiaries of Habersham Bancorp (11)

23.1	Consent of Porter Keadle Moore, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3(a) in Amendment No. 1 to Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915)

(2)	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13153)

(3)	Incorporated here in by reference to Exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-13153)

(4)	Incorporated herein by reference to Appendix B to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(5)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(6)	Incorporated herein by reference to Appendix A to the Registrant’s 1996 Proxy Statement for its Annual Meeting of the Shareholders (File No. 0-13153)

(7)	Incorporated herein by reference to Appendix A to the Registrant’s 2000 Proxy Statement for its Annual Meeting of Shareholders filed on Schedule 14A (File No. 0-13153)

(8)	Incorporated herein by reference to Appendix A to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(11)	Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13153)

* Indicates the Registrant’s plans, management contracts and compensatory arrangements.