Form 10-K
period 2007-12-31
HABERSHAM BANCORP
filed 2008-03-28
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2007.

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
Common Stock, $1.00 par value

Securities registered pursuant to Section 12(g) of the Exchange Act: None

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
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Exchange Act Rule 12b-2:
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☐ Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐  No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked prices of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter.

1,743,974 Shares of Common Stock, $1.00 par value--$34,181,890 as of June 30, 2007 (based upon market value of $19.60 /share as of that date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 14, 2008.

Common Stock, $1.00 par value--2,818,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2007 (the "Annual Report") are incorporated by reference into Part II.

(2)  Portions of the Company's Proxy Statement relating to the 2008 Annual Meeting of Shareholders (the "Proxy Statement") are incorporated by reference into Part III.

PART I
Item 1.  BUSINESS.

History of the Company

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

Effective June 30, 1995, the Company acquired Security Bancorp, Inc. and its subsidiary bank, Security State Bank.  The Company consolidated the charters of Security State Bank and Habersham Bank in 1999. The Company acquired Liberty Bank & Trust on July 25, 2005 and subsequently merged that bank with and into Habersham Bank.

Business of the Bank

Habersham Bank is a financial institution organized under the laws of the State of Georgia in 1904.  Habersham Bank operates a full-service commercial banking business based in Habersham, White, Cherokee, Warren, Gwinnett, Stephens, Forsyth and Hall Counties, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities and individual retirement accounts.  It also makes secured and unsecured loans and provides other financial services to its customers.  Habersham Bank has a full-time trust officer on staff and offers a full spectrum of trust services, including trust administration, asset management services, estate and will probate and administration, and other services in the area of personal trusts.

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

Habersham Bank's primary market area consists of Habersham, White, Cherokee, Warren, Gwinnett, Stephens, Forsyth and Hall Counties, Georgia.  Habersham Bank competes principally for all types of loans, deposits and other financial services with large regional banks and other community banks located in its primary market area. To a lesser extent, Habersham Bank competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies.

The Company and its non-bank subsidiary, Advantage Insurers, also compete with numerous other insurance agencies offering property, casualty and life insurance.

See “Risk Factors – Competition from Other Financial Institutions May Adversely Affect our Profitability.”

Employees

As of December 31, 2007, the Company had 180 full-time equivalent employees.  Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement.  In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

SUPERVISION AND REGULATION

Both Habersham Bancorp (the “Company”) and Habersham Bank (the “Bank”) are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of their operations.  These laws are generally intended to protect depositors and not shareholders.  Legislation and regulations authorized by legislation influence, among other things:

	how, when and where we may expand geographically;

	into what product or service market we may enter;

	how we must manage our assets; and

	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

Set forth below is an explanation of the major pieces of legislation affecting our industry and how that legislation affects our actions.  The following summary is qualified by reference to the statutory and regulatory provisions discussed.  Changes in applicable laws or regulations may have a material effect on our business and prospects, and legislative changes and the policies of various regulatory authorities may significantly affect our operations.  We cannot predict the effect that fiscal or monetary policies, or new federal or state legislation may have on our business and earnings in the future.

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

Permitted Activities.  The Bank Holding Company Act has generally prohibited a bank holding company from engaging in activities other than banking or managing or controlling banks or other permissible subsidiaries and from acquiring or retaining direct or indirect control of any company engaged in any activities other than those determined by the Federal Reserve to be closely related to banking or managing or controlling banks as to be a proper incident thereto.  Provisions of the Gramm-Leach-Bliley Act have expanded the permissible activities of a bank holding company that qualifies as a financial holding company.  Under the regulations implementing the Gramm-Leach-Bliley Act, a financial holding company may engage in additional activities that are financial in nature or incidental or complementary to financial activity.  Those activities include, among other activities, certain insurance and securities activities.

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed.  The federal banking regulators have also specified by regulation the relevant capital levels for each of the other categories.  As of December 31, 2007, the Bank qualified for the well-capitalized category.

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

Allowance for Loan and Lease Losses.  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has developed a system by which it develops, maintains and documents a comprehensive, systematic and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006, encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment and relevant supervisory guidance.  Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectibility of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis – Critical Accounting Policies.”

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

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components; Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2007 our ratio of total capital to risk-weighted assets was 12.90% and our ratio of Tier 1 Capital to risk-weighted assets was 12.37%.

In addition, the Federal Reserve has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%. At December 31, 2007, our leverage ratio was 9.99%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business.  As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.  See “Habersham Bank – Prompt Corrective Action” above.

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

The Bank is required to obtain prior approval of the GDBF if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank’s net income for the prior year.  The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In 2008, the Bank will be able to pay up to $1,975,000 in cash dividends without prior regulatory approval.

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

Item 1A.  RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk.If any of the following risks or other risks, which have not been identified of which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed.  In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

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

At December 31, 2007, approximately 89.69% of our loans had real estate as a primary or secondary component of collateral.  The real estate collateral in each case provides an alternate source of repayment in the event of default by the borrower and may deteriorate in value during the time the credit is extended.  Our market and the U.S. generally are experiencing a period of reduced real estate values, and if we are required to liquidate the collateral securing a loan to satisfy the debt during a period of reduced real estate values, our earnings and capital could be adversely affected.  With most of our loans secured by commercial and residential real estate located in northern Georgia, a decline in local economic conditions could adversely affect the values of our real estate collateral.  Consequently, a decline in local economic conditions in northern Georgia may have a greater effect on our earnings and capital than on the earnings and capital of larger financial institutions whose real estate loan portfolios are geographically diverse. See the disclosure below under “—An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations, or cash flows.”

We make and hold in our portfolio a significant number of land acquisition and development, and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development and construction loans for builders and developers. As of December 31, 2007, approximately $100.9 million of our loan portfolio represented loans for which the related property is neither presold nor preleased. These land acquisition and development and construction loans are considered more risky than other types of residential mortgage loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk of affordability of financing by borrowers, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, we expect that in 2008, the non-performing loans in our land acquisition and development and construction portfolio could increase substantially and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.   See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Loans.”

Current and anticipated deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios.  Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2007, our non-performing assets had increased significantly to $29.9 million, or 8.30%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments in our loan portfolios and other real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default and the net realizable value of other real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses and charge-offs related to our loan portfolio may occur.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Nonperforming Assets and Past Due Loans.”

An economic downturn, especially one affecting our market areas, could adversely affect our financial condition, results of operations or cash flows.

Our success depends upon the growth in population, income levels, deposits and housing development in our primary market areas.  If the communities in which we operate do not grow, or if prevailing economic conditions locally or nationally are unfavorable, our business may not succeed. Unpredictable economic conditions may have an adverse effect on the quality of our loan portfolio and our financial performance. Economic recession over a prolonged period or other economic problems in our market areas could have a material adverse impact on the quality of the loan portfolio and the demand for our products and services.  We have already experienced a higher percentage of non-performing loans to total loans in 2007 than in past years based in part on general economic conditions in our market areas. Future adverse changes in the economies in our market areas may have a material adverse effect on our financial condition, results of operations or cash flows.  Further, the banking industry in Georgia is affected by general economic conditions such as inflation, recession, unemployment and other factors beyond our control.  As a community bank, we are less able to spread the risk of unfavorable local economic conditions than larger or more regional banks. Moreover, we cannot give any assurance that we will benefit from any market growth or favorable economic conditions in our primary market areas even if they do occur.

The market value of the real estate securing our loans as collateral has been adversely affected by the slowing economy and unfavorable changes in economic conditions in our market areas and could be further adversely affected in the future. As of December 31, 2007, approximately 89.69% of our loans receivable were secured by real estate. Any sustained period of increased payment delinquencies, foreclosures or losses caused by the adverse market and economic conditions, including the downturn in the real estate market, in our markets will further adversely affect the value of our assets, revenues, results of operations and financial condition.

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

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that credit losses will be experienced. The risk of loss will vary with, among other things, general economic conditions, the type of loan being made, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.

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

If our assumptions are wrong, our current allowance may not be sufficient to cover our loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in our loan portfolio.  Material additions to our allowance would materially decrease our net income.  Our allowance for loan losses was $2,136,848, or .61% of loans, as of December 31, 2007.  We expect to increase our allowance in 2008, but can make no assurance that our allowance will be adequate to cover future loan losses given current and future market conditions.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize future loan charge-offs based on judgments different than those of our management.  Any increase in our allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on our operating results.  See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

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

At December 31, 2007 we were in an asset sensitive position, which generally, means that changes in interest rates affect our interest earned on assets quicker than our interest paid for liabilities since the rates earned on our assets reset sooner than rates paid on our liabilities.  Accordingly, we anticipate that interest rate decreases by the Federal Reserve Bank in the first quarter of 2008 will have a negative affect on our net interest income over the short term until the interest rates paid on our liabilities reset.

In addition, we cannot predict whether interest rates will continue to remain at present levels.  Changes in interest rates may cause significant changes, up or down, in our net interest income. Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Interest Rate Sensitivity.”

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

Our operations may require us to raise additional capital in the future, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

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

We may engage in new branch expansion in the future.  We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard.  Expansion involves a number of risks, including:

•	the time and costs of evaluating new markets, hiring experienced local management and opening new offices;

•	the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	we may not be able to finance an acquisition without diluting the interests of our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	we may enter into new markets where we lack experience; and

▪	we may introduce new products and services with which we have no prior experience into our business.

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

Our directors and executive officers, as a group, beneficially owned approximately 46.3% of our fully diluted outstanding common stock as of December 31, 2007.  As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our shareholders for approval, including the election of directors.

We are subject to extensive policies and regulations that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

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

Our financial condition and results of operations are also affected by credit policies of monetary authorities, particularly the Federal Reserve Board.  Actions by monetary and fiscal authorities could have an adverse effect on our deposit levels, loan demand or business and earnings.

The policies, laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government policy and regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

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

We manage our credit exposure through careful monitoring of loan applicants and loan concentrations in particular industries, and through loan approval and review procedures. We have established an evaluation process designed to determine the adequacy of our allowance for loan losses.  The classification of loans and the establishment of the allowance for loan losses is an estimate based on experience, judgment and expectations regarding our borrowers, the economies in which we and our borrowers operate, as well as the judgment of our regulators. We cannot be certain that our loan loss reserves will be sufficient to absorb future loan losses or prevent a material adverse effect on our business, financial condition, or results of operations.  See “--If our allowance for loan losses is not sufficient to cover actual loan losses, our earnings could decrease” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Allowance for Loan Losses.”

Our recent results may not be indicative of our future results, and may not provide guidance to assess the risk of an investment in our common stock.

We may not be able to sustain our historical rate of growth or may not even be able to grow our business at all.  In the future, we may not have the benefit of several favorable factors, such as a generally increasing interest rate environment, a strong residential mortgage market or the ability to find suitable expansion opportunities. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit our ability to expand our market presence.  If we experience a significant decrease in our historical rate of growth, our results of operations and financial condition may be adversely affected due to a high percentage of our operating costs being fixed expenses.

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

Item 1B.  UNRESOLVED STAFF COMMENTS

None

Item 2.  PROPERTIES

The Company's principal office (as well as that of Advantage Insurers, Inc.)is located at Habersham Bank's Central Habersham office, 282 Historic Highway 441, Cornelia, Georgia.  The telephone number of that office is (706) 778-1000.

Habersham Bank's North Habersham (main) office is located at 1151 Washington Street, Clarkesville, Georgia.  The telephone number of that office is (706) 778-1000.  Habersham Bank also has twelve full-service branch offices.   Its Central Habersham office is located at 282 Historic Highway 441, Cornelia, Georgia; its South Habersham office is located at 186 441 By-Pass, Baldwin, Georgia; its Cleveland Office is located at 575 South Main Street, Cleveland, Georgia; its Canton Office is located at 1925 Marietta Highway, Canton, Georgia; its Hickory Flat Office is located at 6782 Hickory Flat Highway, Canton, Georgia; its Warrenton Office is located at 189 Legion Drive, Warrenton, Georgia; its Braselton Office is located at 6322 Grand Hickory Drive, Braselton, Georgia; its Toccoa Office is located at 27 North Big A Road; its Eastanollee Office is located at 370 Wal-Mart Way, Eastanollee, Georgia; its Cumming Office is located at 2740 Nuckolls Road, Cumming, Georgia and its Flowery Branch Office is located at 6360 Sprout Springs Road, Flowery Branch, Georgia.  Each office has a 24-hour teller machine.  Habersham Bank owns its office properties without encumbrance, with the exception of the Flowery Branch Office, which is leased.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II
Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Habersham Bancorp is traded on the Nasdaq Global Market ("Nasdaq") under the symbol HABC.  At December 31, 2007 Habersham Bancorp had approximately 501 shareholders of record.  The following table sets forth the high and low sale prices and the cash dividends paid on the Company's common stock on a quarterly basis for the past two fiscal years and a portion of the first quarter of 2007.

2007	High	Low	Dividends

First quarter
(through March 13, 2008)	$15.62	$13.08	$.10

2007:	High	Low	Dividend
Fourth Quarter	$17.01	$12.82	$.60
Third Quarter	20.00	15.65	.10
Second Quarter	23.97	19.58	.10
First Quarter	24.50	22.00	.10

2006:	High	Low	Dividend
Fourth Quarter	$25.00	$24.00	$.09
Third Quarter	25.05	24.00	.09
Second Quarter	25.50	22.05	.09
First Quarter	25.50	21.91	.09

Cash dividends on Habersham Bank’s common stock may be declared and paid only out of its retained earnings, and dividends may not be distributed at any time when the Bank’s paid-in capital and appropriated earnings do not, in combinations, equal at least 20% of its capital stock account.  In addition, the GDBF’s rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the Bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank’s net earnings, after taxes but before dividends, for the previous calendar year, or (iii) the percentage of the Bank’s loans classified as adverse as to repayment or recovery by the GDBF at the most recent examination of the Bank exceeds 80% of the Bank’s equity as reflected at such examination.  As of December 31, 2007 the Bank could declare dividends to the Company up to approximately $1,975,000 without regulatory approval.

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the fourth quarter of 2007.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
October 1 through October 31, 2007	150,000	14.60	150,000	0
November 1 through November 30, 2007	0	0	0	0
December 1 through December 31, 2007	0	0	0	0
Total	150,000	14.60	150,000	0

(1)
During the third quarter of 2007, the Habersham Bancorp Board of Directors approved a program to repurchase up to 150,000 shares of the company’s outstanding common stock. The Company repurchased all of the 150,000 shares in October of 2007 through a privately negotiated transaction.

The Company did not issue any of its equity securities without registration under the Securities Act of 1933, as amended, during 2007.

See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a table presenting information on equity securities subject to future issuance under the Company’s equity compensation plans.

PERFORMANCE GRAPH

The Performance Graph below compares the yearly percentage change in the cumulative total shareholder return on our common stock to the cumulative total return on the Nasdaq Stock Market (U.S.) Index and the Nasdaq Bank Stock Index from December 31, 2002 through the last trading day of each succeeding fiscal year through December 31, 2007.  The Performance Graph assumes reinvestment of dividends, where applicable. The information in this graph is “furnished” and not “filed” for purposes of liability under Section 18 of the Securities Exchange Act of 1934, as amended.

$220
$210
$200
$190
$180
$170
$160
$150
$140
$130
$120
$110
$100
$90
12/31/2002
12/31/2003
12/31/2004
12/30/2005
12/29/2006
12/31/2007
198.0
127.9
105.0

Item 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(In thousands, except share and per share data)

	For the years ended December 31
	2007	2006	2005	2004	2003
SUMMARY OF OPERATIONS
Interest income	$36,376	$34,460	$25,936	$20,743	$22,593
Interest expense	16,847	13,218	8,600	6,791	8,122
Provision for loan losses	675	-	330	483	950
Other income	3,779	3,656	3,448	4,431	3,490
Other expense	18,672	17,194	14,991	14,777	14,000

Net earnings	2,939	5,293	3,813	2,343	2,296

PER SHARE AMOUNTS
Net earnings per common share–diluted	$1.00	$1.77	$1.30	$.80	.79

Dividends	$.90	$.36	$.32	$1.28	$1.18
Weighted average number of common and common equivalent shares outstanding	2,952,528	2,983,048	2,938,698	2,939,951	2,895,113

AT DECEMBER 31
Total assets	$514,219	$555,738	$478,431	$385,933	$374,978
Earning assets	450,294	502,035	435,091	355,093	342,664
Loans, net	348,251	342,816	316,773	277,137	261,818
Deposits	390,267	450,629	372,762	292,957	279,600
Long-term debt	38,000	38,000	42,300	36,000	30,000
Stockholders’ equity	54,182	55,564	50,257	48,006	49,229

RATIOS
Return on average assets	.59%	1.13%	.91%	.62%	.58%
Return on average equity	5.23%	10.06%	7.76%	4.86%	4.44%
Dividend payout ratio	90.00%	20.03%	24.63%	160.00%	149.37%
Average equity to average assets ratio	11.24%	11.25%	11.77%	12.66%	13.24%

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

    The Company’s continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Gwinnett, Stephens, Forsyth and Hall counties in Georgia.  The Company’s primary source of revenue is interest income on loans to businesses and individuals in its market area.

EXECUTIVE SUMMARY

    The Company’s primary source of income is interest income from loans and investment securities.  Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings and other interest-bearing liabilities.

Year Ended December 31, 2007

    Year-to-date net earnings for the year ended December 31, 2007 was $2.9 million or $1.00 per diluted share, a decrease of 44.5 % when compared to $5.3 million or $1.77 per diluted share for the year ended December 31, 2006.   The decrease was attributable primarily to an increase in nonaccrual loans, which reduced interest income and increased expenses related to the provision for loan losses.  During 2007, nonaccrual loans increased by $17.8 million, or 3549.1%, and net interest income decreased by $1.7 million, or approximately 8.1%.  The increase in nonaccrual loans resulted principally from a decline in the 1-4 family real estate market in both construction lending and new mortgages.  To maintain an adequate allowance for loan losses, the Company increased the provision for loan losses to $675,225 during 2007.  In addition, increases in interest costs outpaced increases in interest earned as variable rate interest loans repriced at lower interest rates more quickly than the rates paid on deposit balances as each responded to decreases in the interest rates set by the Federal Reserve Bank.  Increases in noninterest expense, which includes salaries and employee benefits, occupancy expenses, computer expenses, telephone expense, etc. of approximately $1.5 million resulted primarily from the staffing and operation of the Cumming office, which began operation in January 2007.

    Total assets of $514.2 million at December 31, 2007 reflects a decrease of $41.5 million from $555.7 million at December 31, 2006.  The decrease is due primarily to decreases in cash and cash equivalents and short-term investments in federal funds sold.  The federal funds sold balance increased temporarily as a result of a $78.5 million increase in deposit balances at December 31, 2006 that was paid out during January 2007.  Increases in other real estate, the loan portfolio, investment securities and premises and equipment totaled approximately $11.0 million (2037.3%), $5.4 million (1.6%), $4.3 million (4.9%) and $3.2 million (24.4%), respectively, for 2007.  The increase in other real estate properties resulted primarily from foreclosures of construction loans secured by 1-4 family properties located in the metro Atlanta area and surrounding counties.  The net increase in the loan portfolio resulted primarily from activity within the commercial lending portfolio, which increased $4.6 million.

    Expansion efforts for 2007 resulted in the purchase of properties in Hall and Warren counties for new office locations.  The Warrenton office was moved from a downtown location to a new site to improve operational efficiency.  Construction on the Hall County Flowery Branch office began in 2007 with an estimated completion date during the fourth quarter of 2008.  Also, a temporary branch office was opened in the Flowery Branch area during November 2007 in order to provide service during the construction phase of the new building.

    A decrease in total shareholders’ equity of approximately $1.4 million resulted from a stock repurchase program and dividends paid during 2007 of approximately $2.2 million and $2.6 million, respectively, offset by year-to-date earnings of approximately $2.9 million.   The Company repurchased 150,000 shares under the repurchase program in October 2007 and paid an additional $.50 per share dividend during December 2007.

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

    In 2006, Habersham Bank was able to maintain a healthy tax equivalent net interest margin during 2006 with an average net interest margin of 5.03% compared to 4.61% during 2005.  The increase in the net interest margin was primarily due to loan growth of approximately $25.5 million primarily in real estate construction lending in expanding markets in Cherokee and Gwinnett counties and increases in commercial lending in new markets in metro Atlanta.

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

    Total assets of $556 million at December 31, 2006, reflected an increase of $77.3 million or 16.16% from $478 million at December 31, 2005.  Management reported that the increase was due primarily due to excess cash from a short term deposit made at year-end invested in federal funds sold and in cash and due from banks, loan growth in the Cherokee County and Gwinnett County markets, purchases of investment securities and investment in premises and equipment of approximately $37.7 million, $25.5 million, and $11.8 million and $2.4 million, respectively.

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

    This discussion contains forward-looking statements involving risks and uncertainties.  Results may differ significantly from those discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, risks involving the potential adverse effect of unexpected changes in interest rates and the current interest rate environment, difficulties in expanding into new market areas, loan losses and the adequacy of the Company’s loan loss allowance, changes in regulation and legislation, competition and other risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007 and its other filings with the Securities and Exchange Commission.

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

Certain economic factors could have a material impact on the loan loss allowance determination and its adequacy.  The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the determination is a consideration of concentrations in collateral which secure the loan portfolio.  The Company’s loan portfolio is secured primarily by commercial and residential real estate, with such loans comprising approximately 89.69% of the total loan portfolio at December 31, 2007.

    The commercial and residential real estate loan portfolio is split out into construction, land development and other land loans, loans secured by 1-4 family residential properties, and commercial properties totaling approximately $175.9 million, $76.4 million and $62.0 million, respectively. The construction, land development and other land loan portfolios have been the hardest hit by the downturn in the economy resulting in increases in nonperforming assets.  While there is a risk that the value of the 1-4 family real estate residential mortgages securing these loans in the portfolio could decrease during an economic recession, these loans are generally not as affected by downturns in the economy.  Habersham Bank held concentrations of loans to customers, which totaled 100% or more of Tier 1 Capital in land and subdivision development and real estate lessors (amortized non-owner occupied) at December 31, 2007 and 2006.  See “Loans.”

    The Company will, from time to time, make unsecured loans.  The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at December 31, 2007 was $11.9 million.

     Refer to the section entitled “Allowance for Loan Losses” for an additional discussion of the key assumptions and methods used in determining the allowance for loan losses, as well as inherent risks in estimating the allowance.

RESULTS OF OPERATIONS

    Habersham Bancorp’s net earnings were $2,939,357, $5,292,909 and $3,813,471, for the years ended December 31, 2007, 2006 and 2005, respectively, with related diluted earnings per common and common equivalent share of, $1.00, $1.77 and $1.30 respectively, representing a decrease of 44.50% from 2006 to 2007 and an increase of 36.15% from 2005 to 2006.

    Net earnings represents a return on average equity of 5.23%, 10.06% and 7.76% in 2007, 2006 and 2005, respectively.

    The decrease in net earnings for the year ended December 31, 2007, when compared to the year ended December 31, 2006, was primarily due to decreases in net interest income of approximately $1.7 million or 8.07% and in increases in noninterest expense of approximately $1.5 million or 8.6% and in the provision for loan losses of $675,225. The provision for loan loss was increased in order to maintain an adequate allowance for loan losses.  Interest income was net of the loss of interest income of approximately $616,000 on nonaccrual loans during 2007.  Increases in noninterest expense are primarily attributable to increases in salaries and employee benefits, occupancy expenses, computer services and in other expenses of approximately $764,000, $192,000, $79,000 and $435,000, respectively.  The noninterest expense increases related to the staffing and operation of the Cumming Office, which began operation in January 2007.

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

	2007	2006	2005
Net interest income	$19,528,634	$21,242,379	$17,335,931

    Net interest income for 2007 decreased approximately $1.7 million or 8.07% when compared to 2006, which had increased approximately $3,906,000, or 22.53%, when compared to 2005.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings for 2007, 2006 and 2005.

	2007	2006	2005
Interest yields earned:	Yields	Yields	Yields
Loans	8.91%	9.01%	7.52%
Investment securities	5.32%	5.08%	4.67%
Federal funds sold	4.93%	4.89%	2.86%
Loans held for sale	5.58%	4.72%	3.15%

Interest rates paid:	Rates	Rates	Rates
Deposits	4.15%	3.54%	2.46%
Borrowings	5.00%	4.71%	4.52%

    Yields and rates reflect adjustments in pricing as the Federal Reserve moves the prime interest rate.

    During 2007, average balances in Habersham Bank’s interest earning assets increased approximately $23.8 million or 5.49% in the aggregate.  During the same time period, average balances in interest bearing liabilities increased approximately $36.4 million or 10.16% during 2007.

    During 2007, interest income increased approximately $1.9 million when compared to 2006.  Increases in interest income resulting from the loan portfolio and investment securities totaling approximately $1.7 million and $343,000, respectively, were offset by decreases in federal funds sold income of approximately $170,000.  Interest income from loans was net of interest losses on nonaccrual loans totaling approximately $616,000 during 2007.  Loan yields also decreased by .10% when comparing yields for 2007 to yields for 2006.

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

    Interest expense for 2007 increased approximately $3.6 million, or 27.46% when compared to 2006.  Interest expense for deposits and borrowings increased approximately $3.1 million and $557,000, respectively.  Increases in the average balances of time deposits of approximately $30.1 million were offset by decreases in average balances in the interest bearing demand and savings deposits totaling approximately $1.2 million and $1.0 million, respectively. Increases in average short-term and other borrowings balances of approximately $8.5 million primarily resulted from an increase in securities sold under repurchase agreements.

    Interest expense for 2006 increased approximately $4.6 million, or 53.69%, when compared to 2005, primarily as a result of increases of approximately $52.7 million in the average balances of the interest bearing deposit portfolios at Habersham Bank, offset by decreases of approximately $3.4 million in other borrowings.  During 2006, average balances in time deposit accounts, interest bearing demand deposit accounts and in savings accounts increased approximately $21.2 million, $17.1 million and $14.4 million, respectively, when compared to average balances in the same portfolios in 2005.

    The tax equivalent net interest margin of the Company was 4.41% in 2007, 5.03% in 2006 and 4.61% in 2005.  The net interest margin of the Company decreased due to decreases in loan yields, increases in deposit and short-term borrowing rates and the loss of interest on nonaccrual loans.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

Average balances in the total loan portfolio increased approximately $22.9 million, or 6.91% at December 31, 2007 from 2006 average balances.  The total loan portfolio increased approximately $4.1 million during 2007.

   Increases in the commercial and real estate secured lending portfolios totaled approximately $4.7 million and $336,000, respectively, offset by a decrease in the consumer lending portfolio of approximately $872,000.  The real estate secured lending portfolio increase is net of approximately $11.0 million of foreclosures of construction loans secured by 1-4 family residential properties as a result of the decline in the real estate market for both construction lending and acquisition and development of residential properties.

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

    Average balances of investment securities increased approximately $4.3 million, or 4.72%, from year-end 2006 to 2007.  Purchases of investment securities totaled approximately $14.9 million during 2007 offset by maturities, sales and calls of investment securities of approximately $7.2 million and $4.1 million, respectively. Purchases of U.S. government-sponsored enterprises and tax-exempt state and political subdivisions securities totaled approximately $8.9 million and $5.9 million, respectively.

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

    Average balances in the total deposit portfolio increased approximately $18.9 million, or 5.18% during 2007.  Average account balances in time deposits increased approximately $30.1 million.  Decreases in account balances in noninterest bearing accounts, interest bearing demand deposits and in savings totaled approximately $9.0 million, $1.2 million and $1.0 million, respectively. Deposit balances moved from lower interest rates in money market and savings accounts to higher yields in time deposit accounts.

  The average balances in the total deposit portfolio increased approximately $48.6 million during 2006. Interest bearing account balances of time deposits, interest bearing demand deposits and savings deposits increased approximately $21.2 million, $17.1 million and $14.4 million, respectively. Noninterest bearing demand deposit account balances decreased approximately $4.1 million.

    The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest-earning assets, average rates paid on interest-bearing liabilities, interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities, and net interest margin.  Yields on non-taxable instruments are reported on a tax-equivalent basis.  This information is presented for the years ended December 31, 2007, 2006 and 2005.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID
	2007			2006
	Average Balance	Income/ (Expense)	Average Yield/Cost	Average Balance	Income/ (Expense)	Average Yield/Cost
Interest-earning assets:
Loans, net (1)	$354,273,983	31,578,826	8.91%	$331,363,746	29,854,762	9.01%
Investment securities (2):
Taxable	67,679,357	3,322,931	4.91%	67,479,130	3,107,325	4.60%
Tax exempt	26,944,544	1,110,046	6.24%	22,882,099	982,884	6.51%
Federal funds sold	5,515,521	271,871	4.93%	9,036,945	442,118	4.89%
Loans held for sale	1,647,006	91,864	5.58%	1,545,039	72,949	4.72%

Total interest-earning assets	456,060,411	36,375,538	8.10%	432,306,959	34,460,038	8.09%
Noninterest-earning assets	43,047,263			35,179,810
Total assets	$499,107,674			$467,486,769
Interest-bearing liabilities:
Money market and NOW	$85,395,092	(1,636,616)	1.92%	$86,590,932	(1,533,639)	1.77%
Savings accounts	60,330,900	(2,512,417)	4.16%	61,332,587	(2,351,977)	3.83%
Certificates of deposit	194,897,350	(9,988,885)	5.13%	164,822,662	(7,180,212)	4.36%
Total deposits	340,623,342	(14,137,918)	4.15%	312,746,181	(11,065,828)	3.54%
Short-term and other borrowings	54,190,150	(2,708,986)	5.00%	45,652,371	(2,151,831)	4.71%
Total interest-bearing liabilities	394,813,492	(16,846,904)	4.27%	358,398,552	(13,217,659)	3.69%
Noninterest- bearing deposits	42,484,417			51,482,129

Other noninterest-bearing Liabilities	5,686,245			5,001,319
Total liabilities	442,984,154			414,882,000
Stockholders' equity	56,123,520			52,604,769
Total liabilities and stockholders' equity	$499,107,674			$467,486,769
Net interest income		$19,528,634			$21,242,379
Net interest margin			4.41%			5.03%
Interest rate spread			3.83%			4.40%

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, CONTINUED

	2005
	Average Balance	Income/ (Expense)	Average Yield/Cost

Interest-earning assets:
Loans, net (1)	$297,566,778	$22,381,406	7.52%
Investment securities (2):
Taxable	62,143,278	2,530,007	4.07%
Tax exempt	18,280,795	807,397	6.69%
Federal funds sold	6,206,271	177,491	2.86%
Loans held for sale	1,270,199	39,968	3.15%
Total interest-earning assets	385,467,321	25,936,269	6.84%
Noninterest-earning assets	31,953,575
Total assets	$417,420,896
Interest-bearing liabilities:
Money market and NOW	$69,479,318	(710,963)	1.02%
Savings accounts	46,961,741	(1,110,185)	2.36%
Certificates of deposit	143,560,942	(4,562,138)	3.18%
Total deposits	260,002,001	(6,383,286)	2.46%
Short-term and other borrowings	49,097,093	(2,217,052)	4.52%
Total interest-bearing liabilities	309,099,094	(8,600,338)	2.78%
Noninterest- bearing deposits	55,581,576
Other noninterest-bearing Liabilities	3,483,422
Total liabilities	368,164,092
Stockholders' equity	49,256,804
Total liabilities and stockholders' equity	$417,420,896
Net interest income		$17,335,931
Net interest margin			4.61%
Interest rate spread			4.06%

(1)
Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such  interest earnings had been recorded during 2007, 2006 and 2005.  Income includes loan fees of $1,459,325, $2,037,032 and $1,869,748 for 2007, 2006 and 2005, respectively.

(2)
Average yields for available for sale securities are computed using the historical cost balances. Such yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:
		2007 vs. 2006			2006 vs. 2005
		Increase (Decrease)			Increase (Decrease)
		Due to			Due to

	Average	Average		Average	Average
	Volume (1)	Rate (1)	Net	Volume (1)	Rate (1)	Net

Interest Income:
Loans	$2,064,212	$(340,148)	$1,724,064	$2,541,532	$4,931,824	$7,473,356
Investment securities:
Taxable	18,389	197,217	215,606	217,169	360,149	577,318
Tax exempt	264,465	(137,303)	127,162	307,827	(132,340)	175,487
Federal funds sold	(172,198)	1,951	(170,247)	80,957	183,670	264,627
Loans held for sale	4,813	14,102	18,915	8,657	24,324	32,981
Total interest-earning assets	$2,179,681	$(264,181)	$1,915,500	$3,156,142	$5,367,627	$8,523,769

Interest Expense:
Money market and NOW	$(21,166)	$124,143	$102,977	$174,538	$648,138	$822,676
Savings accounts	(38,365)	198,805	160,440	341,457	900,335	1,241,792
Certificates of deposit	1,311,256	1,497,417	2,808,673	674,958	1,943,116	2,618,074
Short-term and other borrowings	402,129	155,026	557,155	(155,701)	90,480	(65,221)
Total interest-bearing liabilities	$1,653,854	$1,975,391	$3,629,245	$1,035,252	$3,582,069	$4,617,321

Change in net interest income	$525,827	$(2,239,572)	$(1,713,745)	$2,120,890	$1,785,558	$3,906,448

1)	The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

NONINTEREST INCOME AND NONINTEREST EXPENSE

    In 2007, noninterest income and noninterest expense increased approximately $123,000, or 3.36% and $1.5 million or 8.6% when compared to 2006.

    Noninterest income increased primarily from increases in trust services fees, service charges on deposit accounts and income from bank-owned life insurance totaling approximately $96,000, $86,000 and $18,000, respectively.  These increases were offset by decreases in gain on sale of premises and equipment, other service charges and mortgage origination income totaling approximately $76,000, $11,000 and $11,000, respectively. Net security gains in 2007 totaled approximately $5,000 compared to a net loss of approximately $13,000 for 2006.

    An overdraft protection product and a business development plan for the Trust Department, each introduced in 2006, continued to generate additional NSF fees and trust fees in 2007.  Income from bank-owned life insurance increased with the addition of a Senior Executive Retirement Plan (“SERP”) funded by the purchase of bank-owned life insurance during 2007.

    Noninterest income increased approximately $208,000, or 6.03%, during 2006 resulting primarily from increases in service charges on deposit accounts, trust services fees, gains from the sale of premises and equipment, and in other income of approximately $200,000, $76,000, $70,000 and $75,000, respectively.  These increases were offset by decreases in mortgage origination income and in income from bank-owned life insurance of approximately $196,000 and $10,000, respectively.  A net loss of $13,216 occurred on securities sales in 2006 compared to a net loss of $5,654 in 2005.  The increase in service charges on deposit accounts resulted from the introduction of an overdraft protection product which generated additional NSF fees during 2006. The Trust Department introduced a business development plan in 2006 which produced additional accounts and increases in trust fees.  The gain on sale of premises and equipment resulted from the sale of a portion of land to the Georgia Department of Transportation for right-of-way and the sale of computer equipment during 2006.   Increases in other income primarily consisted of additional activity in master money transactions and insurance commissions approximately $49,000 and $22,000, respectively, with the remaining increase spread over various accounts.

    Increases in salaries and employee benefits, occupancy expenses, computer expenses and telephone expenses totaled approximately $764,000, $192,000, $79,000 and $9,000, respectively. Other expense increased $435,000 during 2007 when compared to 2006. Increases in other expenses, outside services, marketing expenses and office supplies totaled approximately $263,000, $109,000, $43,000 and $20,000, respectively.  All areas of other expense increased due to the staffing and operation of the Cumming Office, which began operation in January 2007.

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

INCOME TAX EXPENSE

    Income tax expense for the periods ended December 31, 2007, 2006 and 2005 was approximately $1,020,000, $2,412,000 and $1,649,000, respectively. The effective tax rate for the periods ended December 31, 2007, 2006 and 2005 was 25.77%, 31.30% and 30.19%, respectively.  Tax-exempt income on investment securities in municipal bonds for the periods ended December 31, 2007, 2006 and 2005 was 28.03%, 12.76% and 14.78% of pre-tax income, respectively.  Income tax expense for the years ended December 31, 2007, 2006 and 2005 is more fully explained in Note 14 to the consolidated financial statements.

ALLOWANCE FOR LOAN LOSSES

    The allowance for loan losses represents a reserve for probable losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with particular emphasis on impaired, nonaccruing, past due and other loans that management believes require special attention.  The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions. As such, the accounting policy followed in the determination of the allowance is considered a critical accounting policy.  See “Critical Accounting Estimates.”

    The allowance for loan losses methodology is based on a loan classification system.  For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company identifies problem loans in its portfolio and segregates the remainder of the loan portfolio into broad segments, such as commercial, commercial real estate, residential mortgage and consumer.  The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories.  The general allowance is calculated based on estimates of inherent losses which are likely to exist as of the evaluation date.  Loss percentages used for non-problem loans in the portfolio are based on historical loss factors.  Specific allowance allocations for losses on problem loans are based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic conditions.

    For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance.  In addition to these allocated allowances, at any point in time, the Company may have an unallocated component of the allowance.  Unallocated portions of the allowance are due to a number of quantitative and qualitative factors, such as improvement in the condition of impaired loans and credit concentrations.  The level of the unallocated portion of the allowance serves as a prime indicator to management for the need of additional provisions for loan loss as management prospectively accounts for this critical accounting estimate.

    The allowance for loan losses allocation is based on subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The allocation of the allowance for loan losses by loan category at December 31, 2007, 2006, 2005, 2004 and 2003 is as follows:

	2007		2006		2005		2004		2003
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial, financial and agricultural	$65,151	5.8%	$217,535	4.6%	$69,844	5.2%	$366,110	5.9%	$411,359	5.5%
Real estate	1,734,310	89.7%	2,090,590	90.6%	2,714,789	90.5%	2,564,713	89.1%	2,315,343	88.3%
Installment loans to individuals	322,676	4.5%	299,478	4.8%	981,002	4.3%	629,068	5.0%	618,639	6.2%
Unallocated	14,711	-	837,186	-	178,890	-	74,752	-	297,761	-
Total	$2,136,848	100.00%	$3,444,789	100.00%	$3,944,525	100.00%	$3,634,643	100.00%	$3,643,102	100.00%

    The Company's provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period.  Management determined that due to increases in the number of charge-offs occurring in the third and fourth quarters of 2007 and reductions in the unallocated portion of the allowance, a provision for loan losses totaling $675,225 would be made for the year ended December 31, 2007.

    No provision for loan losses was expensed in 2006, as compared to $330,000 in 2005, as management determined the allowance for loan losses to be adequate for the period indicated by a growing unallocated portion of the allowance, due to the lower level of impaired loans.

    The following table summarizes, for each of the years in the five year period ended December 31, 2007, selected information related to the allowance for loan losses.
	2007	2006	2005	2004	2003
Balance of allowance for loan losses at beginning of period ..	$3,444,789	$3,944,525	$3,634,643	$3,643,102	$3,533,309
Liberty Bank and Trust allowance	-	-	215,079	-	-
Charge-offs:
Commercial, financial and agricultural	(89,474)	(254,672)	(44,799)	(145,422)	(329,905)
Real estate	(1,744,773)	(180,191)	(113,310)	(427,365)	(137,861)
Installment loans to individuals	(262,191)	(251,983)	(273,935)	(228,331)	(660,230)
Other	(19,563)	(15,780)	(12,307)	(11,074)	(20,279)
Total charge-offs	(2,116,001)	(702,626)	(444,351)	(812,192)	(1,148,275)
Recoveries:
Commercial, financial and agricultural	2,663	34,030	29,952	56,558	130,864
Real estate	50,085	18,595	45,409	143,308	45,581
Installment loans to individuals	76,975	146,841	131,120	114,624	125,179
Other	3,112	3,424	2,673	6,743	6,444
Total recoveries	132,835	202,890	209,154	321,233	308,068
Net charge-offs	(1,983,166)	(499,736)	(235,197)	(490,959)	(840,207)

Provision for loan losses	675,225	-	330,000	482,500	950,000
Balance of allowance for loan losses at end of period	$2,136,848	$3,444,789	$3,944,525	$3,634,643	$3,643,102
Average amount of loans	$354,273,983	$331,363,746	$297,566,778	$271,736,598	$282,142,667
Ratio of net charge-offs during the period to average loans outstanding during the period	.56%	.15%	.08%	.18%	.30%

Ratio of allowance to total year-end loans	.61%	.99%	1.23%	1.29%	1.37%

    During 2007, charge-offs of real estate secured loans, consumer and commercial loans which totaled approximately $1,745,000, $282,000, and $89,000, respectively, were offset by recoveries of $50,000, $80,000 and $3,000, respectively.  During 2006, charge-offs of consumer loans, real estate secured loans and commercial loans which totaled approximately $268,000, $180,000 and $255,000, were offset by recoveries of $150,000, $19,000 and $34,000, respectively.

    The number and the average balance of charge-offs during 2007 and 2006 by category follow:

	2007		2006
Category	Number	Average Charge-off	Number	Average Charge-off
Real estate	25	$69,791	10	$18,019
Consumer	82	3,436	46	5,821
Commercial	5	17,895	11	23,152

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

    Management believes the allowance for loan losses is adequate. While management uses available information to recognize losses on loans, future additions to the allowance may be necessary based on changes in economic conditions, the financial condition of borrowers and other factors.  In addition, various regulatory agencies, as an integral part of their examination process, periodically review the Company’s allowance for loan losses.  Such agencies may require the Company to recognize additions to the allowance based on their judgments about information available to them at the time of their examination. The Bank’s most recent regulatory examination concluded in February 2008 and no additions to the allowance at December 31, 2007 were required.

LOANS

    The total loan portfolio for 2007 when compared to 2006 increased approximately $4.1 million.  During 2007, increases in the commercial lending and real estate secured lending portfolios of approximately $4.6 million and $336,000, respectively, were offset by decreases in the consumer lending portfolio of approximately $872,000 during 2007.  The average yields on the total loan portfolio for 2007 and 2006 were 8.91% and 9.01%, respectively.

    The total loan portfolio for 2006 when compared to 2005 increased approximately $25.5 million.  An increase in the real estate construction-lending portfolio totaled approximately $23.4 million as a result of loan growth occurring in the Cherokee and Braselton market areas.  The consumer-lending portfolio also increased approximately $2.7 million during 2006. The commercial lending portfolio decreased approximately $649,000 during 2006. The average yields on the total loan portfolio for 2006 and 2005 were 9.01% and 7.52%, respectively.

    The amount of loans (net of unearned fees) outstanding at December 31 for each of the last five years is set forth in the following table according to type of loan. The Company had no foreign loans at December 31 in any of the last five years.

	2007	2006	2005	2004	2003

Commercial, financial and agricultural	$20,496,648	$15,833,001	$16,465,079	$16,673,310	$14,651,171
Real estate - construction	175,904,135	152,752,981	120,872,011	79,683,839	50,134,674
Real estate - mortgage	138,373,167	161,188,518	169,645,585	170,504,085	184,348,892
Installment loans to individuals	15,630,412	16,502,794	13,751,608	13,927,123	16,355,654
Total	$350,404,362	$346,277,294	$320,734,283	$280,788,357	$265,490,391

   Loans (net of unearned fees) increased approximately $4.1 million or 1.19% at December 31, 2007 as compared to December 31, 2006.  Increases in commercial and real estate secured lending totaled approximately $4.7 million and $364,000, respectively, offset by maturity and payoffs in consumer lending of approximately $872,000.

   Loans (net of unearned fees) increased approximately $25.5 million or 7.96% at December 31, 2006 as compared to December 31, 2005. Increases in real estate construction lending and consumer lending totaling approximately $31.9 million and $2.8 million, respectively were offset by maturity and payoffs in real estate mortgages and commercial lending of approximately $8.5 million and $632,000, respectively.

    The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 2007.

		DUE AFTER
	DUE IN	ONE THROUGH	DUE AFTER
LOAN MATURITY:	ONE YEAR	FIVE YEARS	FIVE YEARS	TOTAL
Commercial, financial and agricultural	$17,540,897	$2,955,750	$-	$20,496,647
Real estate – construction	173,868,685	2,035,450	-	175,904,135
Real estate – mortgage	103,724,493	33,383,413	1,293,321	138,401,227
Installment loans to individuals	8,733,598	_6,888,668	_8,147	15,630,413
TOTAL	$303,867,673	$45,263,281	$1,301,468	$350,432,422

LOAN INTEREST RATE SENSITIVITY:
Loans with:
Predetermined interest rates	$49,617,111	$45,263,281	$1,301,468	$96,181,860
Floating or adjustable interest rates	254,250,562	-	-	254,250,562
TOTAL	$303,867,673	$45,263,281	$1,301,468	$350,432,422

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

NONPERFORMING ASSETS:	2007	2006	2005	2004	2003

Accruing loans 90 days past due	$41,594	$37,585	$799,128	$381,670	$503,954
Nonaccrual loans	18,326,924	502,233	363,003	3,252,464	2,299,796
Restructured loans	-	52,560	130,613	119,031	26,217
Other real estate owned	11,498,271	537,975	2,773,662	1,289,880	2,634,673
Total nonperforming assets	$29,866,789	$_1,130,353	$4,066,406	$5,043,045	$5,464,640

RATIOS:
Nonperforming loans (excluding restructured loans) to net loans	5.27%	.16%	.36%	1.29%	1.06%
Nonperforming assets to net loans plus other real estate owned	8.30%	.33%	1.27%	1.79%	2.04%
Allowance to nonperforming loans	11.63%	581.52%	305.13%	96.84%	128.73%

    Nonperforming assets increased approximately $28.7 million or 2542.25% from December 31, 2006 to December 31, 2007.  Increases resulted from an increased number of loans reaching a 90 day past due or nonaccrual status as the decline in the 1-4 family real estate market in both construction lending and new mortgages declined sharply after June 30, 2007.  The result of this activity is reflected in the increases in other real estate, nonaccrual loans and accruing loans 90 days past due totaling approximately $11.0 million, $17.8 million and $4,000, respectively.  The effects of the real estate market decline is visible in the loan portfolio as loans move from 90 days past due, to nonaccrual status, to foreclosure and finally to other real estate.  Further details regarding the nonperforming assets are discussed below.

    Nonperforming assets decreased approximately $2,936,000 or 72.20% from December 31, 2005 to December 31, 2006.  The decrease was primarily due to decreases in other real estate, accruing loans 90 days past due and in restructured loans of approximately $2,236,000, $762,000 and $78,000, respectively, offset by an increase in nonaccrual loans of approximately $139,000.

    Loans classified as 90 days past due increased approximately $4,000 from December 31, 2006 to December 31, 2007.  The increase is the net result of the following changes:

Balance at December 31, 2006	$37,585
New loans classified to 90 days past due status	508,121
90 days past due loans charged-off	(67,492)
Payments received	(436,620)
Balance at December 31, 2007	$41,594

    The following summarizes accruing loans 90 days past due at December 31, 2007:

Balance at December 31, 2007	Number
Real estate secured loans – residential	1	41,594

    The Company had impaired loans of $18,326,924 and $502,233 at December 31, 2007 and 2006, respectively. Impaired loans consist of loans on nonaccrual status.  The increase is the net result of the following changes:

Balance at December 31, 2006	$502,233
Advances	2,488
Loans reclassified to nonaccrual status	34,924,711
Payments received on nonaccrual loans	(3,929,437)
Nonaccrual loans charged-off	(1,764,848)
Nonaccrual loans reclassified to other real estate	(11,200,791)
Nonaccrual loan reclassified back to accrual status	(207,432)
Balance at December 31, 2007	$18,326,924

   The following summarizes nonaccrual loans at December 31, 2007:
Balance at December 31, 2007	Number
Real estate – construction and development loans	36	$18,146,355
Real estate – residential loans	4	145,108
Commercial loans	1	25,350
Consumer loans	1	10,111
Total nonaccural loans	42	$18,326,924

    The increase in loans on nonaccrual status during 2007 was the result of the addition of approximately $34.4 million of construction and subdivision development loans offset by $10.7 million being reclassified to other real estate, $3.9 million in payments received and $1.8 million of charge-offs to allowance for loan losses.

    The following summarizes nonaccrual loans at December 31, 2006:
Balance at December 31, 2006	Number
Real estate – residential loans	6	$132,455
Real estate – commercial loans	3	362,015
Consumer loans	3	7,763
Total nonaccural loans	12	$502,233

    The increase in loans on nonaccrual status during 2006 was the result of the addition of three commercial real estate loans to nonaccrual status totaling approximately $362,000.  This increase was offset by decreases in residential real estate loans and consumer loans in nonaccrual status totaling approximately $164,000 and $59,000, respectively.

    Restructured loans decreased during 2007 due to the payoff of one loan totaling approximately $52,500.

    The Company’s other real estate consists of 64 properties totaling approximately $11,498,000 at December 31, 2007.  This increase was primarily due to foreclosures of construction loans secured by 1-4 family residential properties as a result of the decline in the real estate market for both construction lending and acquisition and development of residential properties.  The foreclosed properties are located in the Metro Atlanta area and surrounding counties and have appraised values totaling approximately $14,147,000.  Efforts are underway to finish construction on fifteen of the houses which were in various stages of construction at foreclosure date in order to list the properties with real estate agents.

    At December 31, 2006, the Company’s other real estate consisted of six properties totaling approximately $538,000 at December 31, 2006 and eight properties totaling approximately $2,774,000 at December 2005.  This decrease was primarily due to the sale of a multi-family residential property totaling approximately $2,470,000 during the third quarter of 2006.  Other sales totaling approximately $821,000 were offset by increases in foreclosures of residential properties totaling approximately $1,055,000.

    At December 31, 2007, the Company’s other real estate consisted of the following:

	Number of Properties	Amount

Commercial properties	2	$639,500
Residential properties	1	33,844
Vacant lots	39	4,500,483
Residential construction properties	22	6,324,444
	64	$11,498,271

    Our Other Real Estate Owned (“OREO”) policies and procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge-off.  When the property is transferred to OREO, the property is listed with a realtor to begin sales efforts.

     Accrual of interest is discontinued when either principal or interest becomes 90 days past due unless the loan is both well secured and in the process of collection, or in management's opinion, when reasonable doubt exists as to the full collection of interest or principal.  Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $1,209,139, $26,112 and $73,603 in 2007, 2006 and 2005, respectively, compared with interest income recognized of $592,664, $10,058 and $37,569, respectively.

    At December 31, 2007, management was not aware of any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed which 1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or 2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

    Loan concentrations are monitored based upon purpose codes as defined by Federal Banking Regulations and by North American Industry Classification System (NAICS) industry codes.  Habersham Bank held concentrations of loans based on purpose codes to customers, which totaled 100% or more of Tier 1 Capital at December 31, 2007 and 2006 as follows:

	2007	2006
Land and subdivision development	$100,880,811	56,943,812
Real estate lessors (amortized non-owner occupied)	73,456,063	51,464,636
	$174,336,874	108,408,448

INVESTMENT SECURITIES

    The Company has classified its investment securities as available for sale and held to maturity.  The classification of certain investment securities as available for sale is consistent with the Company's investment philosophy of maintaining flexibility to manage the securities portfolio.  At December 31, 2007 approximately $90.0 million of investment securities were classified as available for sale and approximately $2.7 million of investment securities were classified as held to maturity.  Approximately $240,000 of net unrealized loss, net of income taxes, was included in stockholders' equity related to available for sale investment securities.

    The following table sets forth the carrying amounts of investment securities at December 31, 2007, 2006 and 2005.
	2007	2006	2005
Investment securities available for sale:
U.S. government-sponsored enterprises	$33,567,386	$30,673,849	$22,442,975
Mortgage-backed securities	29,927,360	31,191,082	34,365,696
State and political subdivisions	26,213,358	22,937,446	15,997,351
Other investments	181,998	180,038	309,210
Total	$89,890,102	$84,982,415	$73,115,232
Investment securities held to maturity:
Mortgage-backed securities	$43,179	$68,124	$100,164
State and political subdivisions	2,646,019	3,221,198	3,287,285
Total	$2,689,198	$3,289,322	$3,387,449

    The following table sets forth the maturities of debt investment securities at carrying value at December 31, 2007 and the related weighted tax equivalent yields.

	MATURING IN
	ONE YEAR	1-5	5-10	AFTER 10
	OR LESS	YEARS	YEARS	YEARS
Investment securities available for sale:
Carrying value:
U.S. government-sponsored enterprises	$646,534	$5,700,099	$13,547,614	$13,673,139
Mortgage-backed securities	66,234	1,444,561	3,243,704	25,172,861
State and political subdivisions	950,344	2,081,161	6,256,012	16,925,841

Weighted average yields:
U.S. government-sponsored enterprises	3.34%	4.94%	5.06%	5.66%
Mortgage-backed securities	3.05%	3.68%	4.15%	4.96%
State and political subdivisions	5.41%	5.64%	5.90%	5.91%

Investment securities held to maturity:
Carrying value:
Mortgage-backed securities	$2,700	$29,192	$5,761	$5,526
State and political subdivisions	545,103	679,627	1,374,416	46,873

Weighted average yields:
Mortgage-backed securities	5.52%	8.23%	10.59%	5.19%
State and political subdivisions	6.53%	6.40%	6.92%	8.12%

    No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company's stockholders’ equity at December 31, 2007.

DERIVATIVE INSTRUMENTS

    During 2004, Habersham Bank entered into two interest rate swap agreements with Compass Bank to partially offset the interest rate risk associated with variable rate Federal Home Loan Bank (“FHLB”) borrowings.

    At December 31, 2007 and 2006, the swaps were being accounted for as cash flow hedges and the fair values are included in other comprehensive income, net of taxes.  At December 31, 2007, Habersham Bank recorded a liability for approximately $33,000 to reflect the fair value of the swaps.  At December 31, 2006, Habersham Bank recorded an asset for approximately $116,000 to reflect the fair value of the swaps.  No hedge ineffectiveness from these cash flow hedges was recognized in the consolidated statement of earnings.

     Refer to Note 13 of the consolidated financial statements for a more complete description of the use of derivatives and hedging activities.

DEPOSITS

The deposit portfolio increased for 2007 approximately $18.1 million after excluding large short-term deposits from a customer and its affiliates totaling approximately $78.5 million held at December 31, 2006. Increases in time deposits, money market and NOW account balances totaled approximately $27.6 million and $10.1 million, respectively, were offset by decreases in noninterest bearing and savings account balances of approximately $17.5 million and $2.1 million, respectively. The average rates paid on interest bearing deposits for 2007 and 2006 were 4.15% and 3.54%, respectively.

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

    Average deposits increased approximately $18.8 million, or 5.18%, and $48.6 million, or 15.41%, during 2007 and 2006, respectively.

    The following table sets forth the average amount of deposits and average rate paid on such deposits for the years ended December 31, 2007, 2006 and 2005.

	2007		2006		2005
	AVG. AMT OUTSTANDING	RATE	AVG. AMT OUTSTANDING	RATE	AVG. AMT OUTSTANDING	RATE
Interest-bearing demand deposits	$85,395,092	1.92%	$86,590,932	1.77%	$69,479,318	1.02%
Saving deposits	60,330,900	4.16%	61,332,587	3.83%	46,961,741	2.37%
Noninterest-bearing demand deposits	42,484,417	n/a	51,482,129	n/a	55,581,576	n/a
Time deposits	194,897,350	5.13%	164,822,662	4.36%	143,560,942	3.18%
Total average deposits	$383,107,759		$364,228,310		$315,583,577

   At December 31, 2007, time certificates of deposit of $100,000 or more, totaled $116,043,575.  The maturities of all time certificates of deposit over $100,000 are as follows:

3 months or less	$19,677,228
Over 3 but less than 6 months	26,608,704
Over 6 but not more than 12 months	40,745,819
Over 1 year but not more than 5 years	29,011,824
TOTAL	$116,043,575

BORROWINGS

    Total borrowings increased approximately $20.3 million, or 45.46%, during 2007 compared to 2006 primarily due to increases in securities sold under repurchase agreements.

    Total borrowings decreased approximately $6.8 million, or 13.29%, during 2006 compared to 2005 primarily due to the net repayments of Federal Home Loan Bank advances totaling $4.3 million in 2006.  Balances in securities sold under repurchase agreements decreased approximately $2.6 million during 2006 compared to 2005.

    At December 31, 2007, the Company had available line of credit commitments with the Federal Home Loan Bank (FHLB) totaling $38.2 million, of which $38.0 million was advanced and $221,000 was available.  The composition of FHLB advances is more fully explained in Note 12 to the consolidated financial statements.

    At December 31, 2007 and 2006, the Company had available repurchase agreement line of credit commitments with a regional bank totaling $550,000 and $5,860,000, respectively.  No amounts were outstanding under that commitment at December 31, 2007 and 2006.  The Company also had available repurchase agreement line of credit commitments with another regional bank totaling $2,100,000 and $133,500 at December 31, 2007 and 2006, respectively.  No amounts were outstanding under that commitment at December 31, 2007 and 2006.

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

    Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2007 and 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

    As of December 31, 2007, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

    The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2007 and 2006 follow (in thousands):

					TO BE WELL
					CAPITALIZED
					UNDER PROMPT
					CORRECTIVE
			FOR CAPITAL		ACTION
	ACTUAL		ADEQUACY	PURPOSES	PROVISIONS
	AMOUNT	RATIO	AMOUNT	RATIO	AMOUNT	RATIO
As of December 31, 2007
Total Capital (to Risk-Weighted Assets):
Company	$52,542	12.90%	$32,589	8%	N/A	N/A
Habersham Bank	49,322	12.13%	32,521	8%	$40,651	10%

Tier I Capital (to Risk-Weighted Assets):
Company	$50,405	12.37%	$16,295	4%	N/A	N/A
Habersham Bank	47,185	11.61%	16,260	4%	$24,391	6%

Tier I Capital (to Average Assets):
Company	$50,405	9.99%	$20,192	4%	N/A	N/A
Habersham Bank	47,185	9.38%	20,131	4%	$25,164	5%

As of December 31, 2006
Total Capital (to Risk-Weighted Assets):
Company	$55,610	14.03%	$31,720	8%	N/A	N/A
Habersham Bank	51,915	13.19%	31,477	8%	$39,346	10%

Tier I Capital (to Risk-Weighted Assets):
Company	$52,165	13.16%	$15,860	4%	N/A	N/A
Habersham Bank	48,470	12.32%	15,738	4%	$23,608	6%

Tier I Capital (to Average Assets):
Company	$52,165	10.83%	$19,260	4%	N/A	N/A
Habersham Bank	48,470	10.14%	19,115	4%	$23,893	5%

    While management believes that the current level of capital is sufficient for the current and foreseeable needs of the Company, capital needs are continually evaluated by management.

    Cash dividends were paid at a rate of $.10 per share in March, June, September and December of 2007.  Also, a special cash dividend of $.50 was paid in December 2007. Cash dividends were paid at a rate of $.09 per share in March, June, September and December of 2006.

    Management is not aware of any required regulatory changes or any recommendation by any regulatory authority which will have a material effect on the Company's liquidity, capital or results of operations.

    It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of net earnings available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.

    Furthermore, the approval of the Georgia Department of Banking and Finance is required if dividends declared by Habersham Bank to the Company in any year will exceed 50% of the bank’s net earnings for the previous calendar year.  As of December 31, 2007, Habersham Bank could declare dividends to the Company up to approximately $1,975,000 without regulatory approval.

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

INTEREST RATE SENSITIVITY ANALYSIS

INTEREST-EARNING ASSETS:	DUE IN THREE MONTHS	DUE AFTER THREE THROUGH SIX MONTHS	DUE AFTER SIX THROUGH TWELVE MONTHS	DUE AFTER ONE THROUGH FIVE YEARS	DUE AFTER FIVE YEARS	TOTAL

Federal funds sold	$4,188,944	$-	$-	$-	$-	$4,188,944
Investment securities	361,677	201,084	1,648,153	9,934,641	80,433,745	92,579,300
Loans	265,288,779	16,772,427	21,727,900	45,341,498	1,257,087	350,387,691
Total interest-earning assets	269,839,400	16,973,511	23,376,053	55,276,139	81,690,832	447,155,935

INTEREST-BEARING LIABILITIES:

Deposits:
Money market and NOW	96,236,923	-	-	-	-	96,236,923
Savings	60,076,631	-	-	-	-	60,076,631
Certificates of deposit	35,287,353	39,169,120	75,691,438	54,064,382	-	204,212,293
Borrowings	26,950,415	7,000,000	-	31,000,000	-	64,950,415
Total interest-bearing liabilities	218,551,322	46,169,120	75,691,438	85,064,382	-	425,476,262

Excess (deficiency) of interest-earning assets over interest- bearing liabilities	$51,288,078	$(29,195,609)	$(52,315,385)	$(29,788,243)	$81,690,832	$21,679,673

Cumulative gap	$51,288,078	$22,092,469	$(30,222,916)	$(60,011,159)	$21,679,673

Ratio of cumulative gap to total cumulative interest-earning assets	19.01%	7.70%	(9.74%)	(16.42%)	4.85%
Ratio of interest-earning assets to interest-bearing liabilities	123.47%	108.35%	91.12%	85.90%	105.10%

    The Company’s strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 80% to 120% at the less-than one-year-time frame.  At December 31, 2007, the Company’s ratio of interest-earning assets to interest-bearing liabilities was 91.12%.  The interest rate sensitivity analysis has a negative one-year gap of approximately $30.2 million (excess of interest-bearing liabilities repricing over interest-earning assets).  The Company’s experience has shown that NOW, money market, and savings deposits of approximately $156.3 million are less sensitive to short term rate movements.

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

    The table below presents the contractual balances and the estimated fair value of the Company’s balance sheet fixed rate financial instruments and their expected maturity dates as of December 31, 2007. Variable rate financial instruments are presented at their next rate change date.  The expected maturity categories take into consideration historical prepayments experience as well as management’s expectations based on the interest rate environment as of December 31, 2007.

MARKET RISK INFORMATION (in thousands)
	Principal/Notional Amount Maturing in:							Fair
	2008	2009	2010	2011	2012	Thereafter	Total	Value
Rate-sensitive assets:
Fixed interest rate loans	$49,617	$28,650	$10,513	$5,039	$1,061	$1,257	$96,137	$138,525
Average interest rate	8.19%	8.45%	7.80%	8.50%	9.45%	8.09%	8.25%

Variable interest rate loans	254,251	-	-	-	-	-	254,251	254,251
Average interest rate	7.99%	-%	-%	-%	-%	-%	7.99%

Fixed interest rate securities	2,211	1,346	3,141	1,761	3,687	79,538	91,684	90,929
Average interest rate	5.01%	4.78%	4.86%	5.16%	5.16%	5.37%	5.32%

Variable interest rate securities	713	-	-	-	-	-	713	713
Average interest rate	5.66%	-%	-%	-%	-%	-%	5.66%

Rate-sensitive liabilities:
Savings and interest-bearing deposits	156,314	-	-	-	-	-	156,314	156,314
Average interest rate	2.88%	-%	-%	-%	-%	-%	2.88%

Fixed interest rate time deposits	150,153	18,829	24,154	9,129	1,947	-	204,212	206,391
Average interest rate	5.08%	4.93%	5.15%	5.30%	5.22%	-%	5.09%

Fixed interest rate Borrowings	33,950	-	10,000	10,000	-	-	53,950	53,973
Average interest rate	4.09%	-%	6.02%	4.93%	-%	-%	4.52%

Variable interest rate borrowings	-	11,000	-	-	-	-	11,000	11,000
Average interest rate	-%	5.16%	-%	-%	-%	-%	5.16%

Equity securities of $209,110 with an estimated fair value of $182,000 are subject to changes in market values.

INFLATION

    The Company's assets and liabilities are generally monetary in nature.  Therefore, interest rates have a greater impact on the Company's performance than the effects of general levels of inflation.  Interest rates do not necessarily move in the same direction or magnitude as the prices of goods and services.  See “Interest Rate Sensitivity Analysis” section above.

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

    The Company has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30,000,000.  At December 31, 2007, there were no federal funds purchased from other financial institutions. The Company can borrow funds from the FHLB, subject to eligible collateral of loans.  At December 31, 2007, our maximum borrowing capacity from the FHLB was $38,221,000 and the Company had outstanding borrowings of $38,000,000 leaving available unused borrowing capacity of $221,000.  In addition, the Company has made arrangements with commercial banks for short-term advances up to $2,650,000 under repurchase agreement lines of credit of which none was advanced at December 31, 2007.

    Loan repayments and maturing investment securities are a relatively predictable source of funds.  However, deposit flows, calls of investment securities and prepayment of loans are strongly influenced by interest rates, general and local economic conditions, and competition in the marketplace.  These factors reduce the predictability of the timing of these sources of funds.

    Habersham Bank's liquidity policy requires a minimum ratio of 20% of cash and certain short-term investments to net withdrawable deposit accounts.  The Bank’s liquidity ratios at December 31, 2007 and 2006 were 24.27% and 44.52%, respectively.

OFF-BALANCE SHEET COMMITMENTS

    The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case by case basis.  At December 31, 2007, the Company had outstanding loan commitments approximating $73,283,000 and standby letters of credit approximating $5,499,000.  The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

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

	2008	2009	2010	2011	2012

Commitments on lines of credit	73,283,000	-	-	-	-
Standby letters of credit	5,499,000	-	-	-	-
Commitments under lease agreements	598,876	577,945	549,513	327,775	164,820
Deposits	336,202,256	18,833,871	24,153,725	9,129,179	1,947,607
FHLB advances	7,000,000	11,000,000	10,000,000	10,000,000	-
Short-term borrowings	766,608	-	-	-	-
Federal funds purchased and securities sold under repurchased agreements	26,183,807	-	-	-	-
Total commitments and contractual obligations	$449,533,547	$30,411,816	$34,703,238	$19,456,954	$2,112,427

    Although management regularly monitors the balance of outstanding commitments to fund loans to ensure funding availability should the need arise, management believes that the risk of all customers fully drawing on all these lines of credit at the same time is remote.

    The common stock of the Company is traded on the Nasdaq Global Market (“Nasdaq”) under the symbol HABC.  At December 31, 2007, the Company had approximately 501 shareholders of record.  The following table sets forth the high and low sales prices, and the cash dividends paid on, the Company’s common stock on a quarterly basis for the last two fiscal years.

2007:	High	Low	Dividend
Fourth Quarter	$17.01	$12.82	$.60
Third Quarter	20.00	15.65	.10
Second Quarter	23.97	19.58	.10
First Quarter	24.50	22.00	.10

2006:	High	Low	Dividend
Fourth Quarter	$25.00	$24.00	$.09
Third Quarter	25.05	24.00	.09
Second Quarter	25.50	22.05	.09
First Quarter	25.50	21.91	.09

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

    See “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The consolidated balance sheets of the Company and subsidiaries as of December 31, 2007 and 2006, the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income, and cash flows and notes to the consolidated financial statements for each of the years in the three year period ended December 31, 2007, the report issued thereon by the Company’s independent auditors and quarterly financial data (unaudited) are incorporated herein by reference to the Company’s 2007 Annual Report to Shareholders and are attached as Exhibit 13 hereto.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    None.

Item 9a.(T) CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all error and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934.  Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management has reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2007.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes to Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.  OTHER INFORMATION

     On December 31, 2007, the Compensation Committee set the following annual base salaries for the following executive officers for 2008:

David Stovall:	$278,500
Edward Ariail:	$185,429
Bonnie Bowling:	$186,662
Annette Banks	$95,014

PART III
Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE COVERANCE

The Company has a Code of Ethics that applies to its senior management, including its Chief Executive Officer, Chief Financial Officer and Comptroller. See Exhibit 14 hereto.

Additional information concerning the Company's directors and executive officers appears in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the headings "Election of Directors,” -“Compliance with Section 16(a) of the Exchange Act” and "Executive Officers" and is incorporated by reference herein.

Item l1.  EXECUTIVE COMPENSATION

    Additional information concerning the compensation of the Company's management appears in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the headings "Executive Compensation" and “Election of Directors - Compensation of Directors” and is incorporated by reference herein.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  All data is presented as of December 31, 2007.

Equity Compensation Plan Table
	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	230,750	$22.56	316,799
Equity compensation plans not approved by security holders	0	0	0
Total	230,750	$22.56	316,799

    Additional information concerning beneficial owners of more than 5% of the Company's stock and information concerning the stock owned by the Company's management appears in the Proxy Statement under the heading "Ownership of Stock" and is incorporated by reference herein.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions appears in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the heading "Certain Transactions" and is incorporated by reference herein.  Information regarding director independence appears in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the heading “Election of Directors” and is incorporated by reference herein.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

    Information concerning principal accountant fees and services appears in the Company’s Proxy Statement for its 2008 Annual Meeting of Shareholders under the heading “Audit Committee Matters – Audit Fees” and is incorporated herein by reference.

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

HABERSHAM BANCORP (Registrant)

	/s/ David D. Stovall	Date: March 28, 2008
By:	Director, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Arrendale, III	Chairman of the Board	March 28, 2008
and Director

/s/ David D. Stovall	Director, President and	March 28, 2008
Chief Executive Officer *

/s/ Edward D. Ariail	Director, Vice President and
	Corporate Secretary	March 28, 2008

/s/ Michael C. Martin	Director	March 28, 2008

/s/ James A. Stapleton, Jr.	Director	March 28, 2008

/s/ Calvin R. Wilbanks	Director	March 28, 2008

/s/ Michael L. Owen	Director	March 28, 2008

/s/ Ben F. Cheek, III	Director	March 28, 2008

/s/ Annette Banks	Vice President and
	Chief Financial Officer **	March 28, 2008

* Principal executive officer.
** Principal financial and accounting officer.
EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and restated Articles of Incorporation of Habersham Bancorp, as amended by amendment dated April 16, 1988 (1) and further amended by amendment dated April 15, 2000 (2)

3.2	By-laws of Habersham Bancorp, as amended by resolutions dated January 29, 2000 (3)

10.1*	[Reserved]

10.2*	Form of Director Supplemental Retirement Plan Agreement and Split Dollar Endorsement, with summary of terms specific to each director (3)

10.3*	Habersham Bancorp Outside Directors Stock Option Plan (4)

10.3(a)*	Form of option agreement under Habersham Bancorp Outside Directors Stock Option Plan (5)

10.4*	Habersham Bancorp 1996 Incentive Stock Option Plan, (6) as amended by the First Amendment thereto dated January 29, 2000 (7)

10.4(a)*	Form of incentive stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan (3)

10.4(b)*	Form of non-qualified stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan (3)

10.5*	Form of Split Dollar Agreement and Collateral Assignment dated January 1, 1991, with summary of terms applicable to Mr. Ariail and Mr. Stovall (3)

10.6*	Habersham Bancorp 2005 Stock Option Plan (8)

10.6(a)*	Form of non-qualified stock option award pursuant to the 2005 Stock Option Plan (9)

10.6(b)*	Form of Incentive Stock Option award pursuant to the 2005 Stock Option Plan (10)

10.7*	Supplemental Executive Retirement Agreement Dated as of January 1, 2008 between the Company and David D. Stovall (11)

10.8*	Supplemental Executive retirement Agreement dated as of January 1, 2008 between the Bank and Edward D. Ariail (12)

10.9*	Supplemental Executive Retirement Agreement dated as of January 1, 2008 between the Company and Bonnie C. Bowling (13)

13.0	Financial statements and notes thereto contained in the Habersham Bancorp 2007 Annual Report and quarterly financial data (unaudited)

14.0	Code of Ethics (14)

21.0	Subsidiaries of Habersham Bancorp (14)

23.1	Consent of Porter Keadle Moore, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Incorporated herein by reference to Exhibit 3(a) in Amendment No. 1 to Registrant's Registration Statement on Form S-4 (Regis. No. 33-57915)

(2)	Incorporated herein by reference to Exhibit 3.1 to Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2000 (File No. 0-13153)

(3)	Incorporated here in by reference to Exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-13153)

(4)	Incorporated herein by reference to Appendix B to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(5)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(6)	Incorporated herein by reference to Appendix A to the Registrant’s 1996 Proxy Statement for its Annual Meeting of the Shareholders (File No. 0-13153)

(7)	Incorporated herein by reference to Appendix A to the Registrant’s 2000 Proxy Statement for its Annual Meeting of Shareholders filed on Schedule 14A (File No. 0-13153)

(8)	Incorporated herein by reference to Appendix A to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(9)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(10)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(11)	Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2008 (File No. 0-13153)

(12)	Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2008 (File No. 0-13153)

(13)	Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 11, 2008 (File No. 0-13153)

(14)	Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13153)

* Indicates the Registrant’s plans, management contracts and compensatory arrangements.