Form 10-Q
period 2008-03-31
HABERSHAM BANCORP
filed 2008-05-15
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008.

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Exchange Act Rule 12b-2:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

2,818,593 shares, common stock, $1.00 par value, as of April 30, 2008.

Item. 1 Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	MARCH 31, 2008	DECEMBER 31, 2007
Cash and due from banks	$19,348	$18,196
Federal funds sold	9,617	4,189
Total cash and cash equivalents	28,965	22,385

Investment securities available for sale	96,787	89,890
Investment securities held to maturity (estimated fair value of $2,749 at March 31, 2008 and $2,752 at December 31, 2007)	2,684	2,689
Other investments	3,334	3,409
Loans held for sale	851	1,866
Loans	340,802	350,388
Less allowance for loan losses	(2,239)	(2,137)
Loans, net	338,563	348,251

Premises and equipment, net	16,570	16,081
Other real estate	15,375	11,498
Cash surrender value of life insurance	9,637	9,539
Goodwill	3,550	3,550
Accrued interest receivable	2,244	2,752
Other assets	3,119	2,309
TOTAL ASSETS	$521,679	$514,219

LIABILITIES
Noninterest-bearing deposits	$46,114	$29,741
Interest-bearing deposits	356,581	360,526
Total deposits	402,695	390,267

Short-term borrowings	718	766
Federal funds purchased and securities sold under repurchase agreements	20,519	26,184
Federal Home Loan Bank Advances	38,000	38,000
Other liabilities	5,646	4,820
TOTAL LIABILITIES	467,578	460,037

STOCKHOLDERS' EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,818,593 shares issued at March 31, 2008 and December 31, 2007	2,819	2,819
Additional paid-in capital	13,490	13,490
Retained earnings	37,849	38,135
Accumulated other comprehensive(loss)income	(57)	(262)
TOTAL STOCKHOLDERS' EQUITY	54,101	54,182
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$521,679	$514,219

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS
(Uaudited) For the Three-Month Periods Ended March 31, 2008 and 2007
(dollars in thousands, except per share amounts)

	Three Months ended March 31,
	2008	2007
INTEREST INCOME
Loan interest and fees on loans	$6,311	$7,863
Taxable investment securities	858	748
Tax exempt securities	287	269
Federal funds sold	69	99
Other	78	59
TOTAL INTEREST INCOME	7,603	9,038
INTEREST EXPENSE
Time deposits, $100,000 and over	1,470	1,291
Other deposits	1,840	2,046
Short-term and other borrowings, primarily FHLB advances	690	643
TOTAL INTEREST EXPENSE	4,000	3,980
NET INTEREST INCOME	3,603	5,058
Provision for loan losses	423	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	3,180	5,058
NONINTEREST INCOME
Mortgage origination income	180	161
Service charges on deposits	248	232
Other service charges and commissions	69	61
Investment securities (losses) gains, net	127	5
Other income	533	461
Total noninterest income	1,157	920
NONINTEREST EXPENSE
Salary and employee benefits	2,381	2,643
Occupancy	601	587
Computer services	145	158
Telephone	119	144
General and administrative expense	1,228	1,054
Total noninterest expense	4,474	4,586
(LOSS) EARNINGS BEFORE INCOME TAX (BENEFIT) EXPENSE	(137)	1,392
Income tax benefit (expense)	196	(408)
Net earnings	$59	$984
Net earnings per common share – Basic	$.02	$.33
Net earnings per common share – Diluted	$.02	$.33
Weighted average number of common shares outstanding	2,818,593	2,968,593
Weighted average number of common and common equivalent shares outstanding	2,818,593	2,995,405
Dividends per share	$.10	$.10

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three-Month Periods Ended March 31, 2008 and 2007
(dollars in thousands)

	Three Months ended March 31,
	2008	2007

NET EARNINGS	$59	$984

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (losses) gains on investment securities available for sale arising during the period	559	304

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(121)	(50)

Reclassification adjustment for (gains) losses on investment securities available for sale	(127)	(5)

Total other comprehensive income (loss), before tax	311	249
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:

Unrealized holding (losses) gains on investment securities available for sale arising during the period	(190)	(103)

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	41	17

Reclassification adjustment for (gains) losses on investment securities available for sale	43	2

Total income taxes related to other comprehensive income (loss)	(106)	(84)
Total other comprehensive (loss) income, net of tax	205	165
Total comprehensive (loss) income	$264	$1,149

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 2008 and 2007
(dollars in thousands)

	Three Months ended March 31,
	2008	2007

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$1,794	$4,437

CASH FLOWS FROM INVESTING ACTIVITIES:

Investment securities available for sale:
Proceeds from maturity	1,536	1,282
Proceeds from sales and calls	20,050	1,241
Purchases	(27,952)	(4,383)
Investment securities held to maturity:
Proceeds from maturity	5	299
Other investments:
Proceeds from sale	75	-
Purchases	-	(44)
Net (increase) decrease in loans	5,405	(7,647)
Purchases of premises and equipment	(778)	(350)
Net additions of other real estate	(491)	-
Proceeds from sale of other real estate	503	39
Net cash (used by) provided by investing activities	(1,647)	(9,563)

CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in deposits	12,428	(71,039)
Net increase (decrease) in short-term borrowings	(48)	14
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(5,665)	5,679
Cash dividends paid	(282)	(297)
Net cash (used by) provided by financing activities	6,433	(65,643)

Change in cash and cash equivalents	6,580	(70,769)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	22,385	90,518
CASH AND CASH EQUIVALENTS: END OF PERIOD	$28,965	$19,749
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$3,860	$305
Change in components of other comprehensive income	205	165

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

The condensed consolidated financial statements included herein should be read in conjunction with the Company's 2007 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.

2.  Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The Company has consistently followed those policies in preparing this report.

3. Other Comprehensive Income

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards ("SFAS") No. 115, Accounting for Certain Investments in Debt and Equity Securities in addition to the net of tax fair value of cash flow hedges.  Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders' equity.  At March 31, 2008, fair value of the available for sale investment securities increased approximately $432,000 when compared to the fair value at December 31, 2007.  The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also increased approximately $285,000. These changes were the results of movements in the bond market as it responds to interest rate changes in the market.  At March 31, 2008, fair value of the cash flow hedges decreased approximately $121,000 when compared to the fair value at December 31, 2007.  The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also decreased approximately $80,000.

4. Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period.  Diluted net earnings per share includes the effect of potential common shares outstanding during the period.  The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three-month periods ended March 31, 2008 and 2007, is as follows:

	Three Months ended March 31,
	2008	2007
Net earnings	$58,943	$984,455
Weighted average common shares outstanding	2,818,593	2,968,593
Shares issued from assumed exercise of common stock equivalents	-	26,812
Weighted average number of common and common equivalent shares outstanding	2,818,593	2,995,405
Earnings per share:
Basic	$.02	$.33

Diluted	$.02	$.33

5. Change in Accounting Principle

Effective January 1, 2008, the Company adopted Emerging Issues Task Force Issue No. 06-10, Accounting for Collateral Assignment Split-Dollar Life Insurance Arrangements ("EITF 06-10").  EITF 06-10 requires a company to recognize a liability for the postretirement benefit related to a collateral assignment split- dollar life insurance arrangement if the employer has agreed to maintain a life insurance policy during the employee's retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  The company has post retirement benefits with several of its executives and directors.  Refer to Note 16 – "Employee Benefit and Stock Option Plans" in the Company's consolidated financial statements included in Form 10-K for the year ended December 31, 2007.  Since the Company has agreed to maintain life insurance policies in place during the retirement years of these individuals, the Company must record a liability for the present value of the future costs to maintain the policies in force (mortality costs.)  EITF 06-10 allows companies to record the effects of adopting the EITF as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The Company recorded a liability and a cumulative-effect adjustment to retained earnings in the amount of $63,237, net of tax.  Future increases in the liability will be charged to earnings in the year incurred.  For the quarter ended March 31, 2008, $4,446 was recorded to expense for the increase in the liability for future mortality costs.

6. Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board ("FASB") Statement No. 157, Fair Value Measurements ("SFAS No. 157"), which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and derivatives classified as cash flow hedges (interest rate swaps) are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale and certain other assets.  These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets.

Fair Value Hierarchy

    Under SFAS 157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

Level 1 –	Valuation is based upon quoted prices for identical instruments traded in active markets.

Level 2 –
Valuation is based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market.

Level 3 –
Valuation is generated from model-based techniques that use at least one significant assumption not observable in the market. These unobservable assumptions reflect estimates of assumptions that market participants would use in pricing the asset or liability.  Valuation techniques include use of option pricing models, discounted cash flow models and similar techniques.

Following is a description of valuation methodologies used for assets and liabilities recorded at fair value.

Securities Available-for-Sale

Securities available-for-sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security's credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans held for sale subject to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan in identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loan, ("SFAS 114").  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At March 31, 2008, only a small portion of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate

    Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate.  Subsequently, other real estate assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management's estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Company records the other real estate asset as nonrecurring Level 3.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing.  A projected cash flow valuation method is used in the completion of impairment testing.  This valuation method requires a significant degree of management judgment.  In the event the projected undiscounted net operating cash flows are less than the carrying value, the asset is recorded at fair value as determined by the valuation model.  As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Derivative Financial Instruments – Interest Rate Swaps

The Company uses interest rate swaps to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based input, including interest rate curves and implied volatilities.  The fair values of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined that the majority of the input used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of March 31, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2008.

		Three Months ended March 31, 2008

(In Thousands)	Total	Level 1	Level 2	Level 3

Investment securities available-for-sale	$96,787	2,009	94,778	-
Interest rate swap	(154)	-	(154)	-
Total assets at fair value	$96,633	2,009	94,624	-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2008.

		Three Months ended March 31, 2008

(In Thousands)	Total	Level 1	Level 2	Level 3

Other real estate	$15,375	-	15,375	-
Loans	4,181	-	4,181	-
	$19,556	-	19,556	-

7. Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The objective of SFAS No. 161 is to expand the disclosure requirements of SFAS No. 133 with the intent to improve the financial reporting of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity's financial position, financial performance and cash flows.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

Item. 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

Habersham Bancorp (the "Company") owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc.  Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. ("Advantage Insurers").  Advantage Insurers offers a full line of property, casualty, and life insurance products.  The Advantage Group, Inc. and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company, and as a result management's discussion and analysis, which follows relates primarily to Habersham Bank.

The Company's continuing primary business is the operations of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Gwinnett, Stephens, Forsyth and Hall counties in Georgia.  The Company's primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

Habersham Bancorp reported first quarter earnings of $58,943 or $.02 per diluted share, a decrease of 94.01% when compared to first quarter earnings of $984,455 or $.33 per diluted share in 2007.  The Company's primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Interest income for the first quarters of 2008 and 2007 were approximately $7.6 million and $9.0 million, respectively.  This decrease of approximately $1.4 million, or 15.88%, resulted from the response to the falling prime interest rate, the number and balances of variable rate loans, decreases in commercial real estate loan balances and the increase in the number and balances of loans in nonaccrual status.  Interest expense was approximately $4.0 million for the first quarters of 2008 and 2007. Despite increases in average deposit and borrowing balances, interest expense remained relatively stable due to decreases in interest rates. Deposit rates decreased from 4.07% to 3.75% when comparing first quarter 2008 to first quarter 2007.  Interest rates paid on borrowings decreased from 4.89% to 4.44% when comparing first quarter 2008 to first quarter 2007.

The net interest margin for the first quarter of 2008 was 3.31% when compared to 4.65% for the first quarter of 2007.  Two factors which impact the net interest margin are average interest-bearing liabilities and average interest-earning assets,  which increased approximately $30.6 million and $.6 million, respectively, when comparing first quarter of 2008 to first quarter of 2007.

Net interest income before provision for loan loss decreased approximately $1.5 million or 28.77%, for the first quarter of 2008 as compared to the first quarter of 2007 as a result of the items discussed above.

Habersham Bank recorded a provision of $423,000 to its allowance for loan losses for the first quarter of 2008 in response to past due activity within the loan portfolios.  For the quarter ended March 31, 2007, no addition to the provision for loan losses was considered necessary.

During the first quarter of 2008, total assets increased approximately $7.5 million or 1.45% from $514.2 million at December 31, 2007 to $521.7 million at March 31, 2008 as a result of activity within the investment securities portfolios, cash and cash equivalent accounts and in other assets of approximately $18.1 million.  These increases were offset by decreases within the loan portfolios of approximately $10.6 million.

Total liabilities (deposits, borrowings and other liabilities) at March 31, 2008 increased approximately $7.5 million when compared to total liabilities at December 31, 2007.  Noninterest bearing deposit balances and other liabilities increased approximately $16.4 million and $800,000, respectively, and were offset by decreases in the other borrowings and in interest bearing account balances of approximately $5.7 million and $4.0 million, respectively.

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

Material Changes in Financial Condition

Total assets of $521.7 million at March 31, 2008 reflect an increase of $7.5 million or 1.45% from $514.2 million at December 31, 2007.  This increase resulted from net increases in investment securities, cash and cash equivalents, other real estate, premises and equipment, and in other assets of approximately, $6.8 million, $6.6 million, $3.9 million, $.5 million, and $.9 million, respectively, offset by net decreases in loans, loans held for sale and accrued interest of approximately $9.7 million, $1.0 million and $.5 million, respectively.

Calls and sales of approximately $20.1 million and maturities of approximately $1.5 million occurring within the investment securities available for sale portfolio were offset by purchases of approximately $28.0 million during the first quarter of 2008, generating net gains of approximately $127,000. The purchases consisted of $19.1 million in U.S. government-sponsored enterprises, $7.6 million in Mortgage Backed Securities and $1.3 million in municipal bonds.

Federal funds sold and cash and due from banks balances increased approximately $5.4 million and $1.2 million, respectively, as a result of increases in the total deposit portfolio of Habersham Bank.  Other real estate increases resulted from foreclosures of properties during the first quarter of 2008.  See a more detailed discussion in "Asset Quality".  Fixed assets primarily increased as a result of the ongoing construction of the Flowery Branch office, which is expected to be completed this year.

The total loan portfolio balances and loans held for sale balances decreased approximately $9.7 million and $1.0 million respectively, when comparing balances at March 31, 2008 to December 31, 2007.  The decrease in the loan portfolio balances resulted from the payout and foreclosure of approximately $5.8 million and $3.9 million, respectively.  Decreases in the loan portfolio occurred within the real estate construction portfolio, commercial lending portfolio and in loans secured by farm land of approximately $16.3 million, $2.9 million and $1.7 million, respectively, were offset by increases in loans secured by residential properties, loans secured by commercial properties and consumer loans of approximately $7.0 million, $3.3 million and $.9 million, respectively.

Total deposits increased approximately $12.4 million when comparing balances at March 31, 2008 to December 31, 2007, balances, with increases occurring in the noninterest bearing deposit balances and in NOW and money market account balances of approximately $16.4 million and $2.8 million, respectively, offset by decreases in the savings and time deposit account balances of approximately $3.9 million and $2.9 million, respectively.  Total borrowings decreased approximately $5.7 million when comparing March 31, 2008 balances to December 31, 2007.  The decreases in the repurchase sweep accounts consisted of a reduction of $10.7 million which was offset by the addition of a $5 million repurchase agreement with another financial institution.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings and the average balances for the first quarters of 2008 and 2007.

	Three Months ended March 31, 2008		Three Months ended March 31, 2007

Interest Yields Earned:	Average Balance	Yields	Average Balance	Yields

Loans	$341,670,852	7.40%	$350,493,847	9.08%
Investment Securities	101,957,914	5.33%	92,781,986	5.23%
Federal Funds Sold	8,322,626	3.31%	8,231,806	4.88%

Interest Rates Paid:	Average Balance	Rates	Average Balance	Rates
Deposits	$354,240,038	3.75%	$332,586,677	4.07%
Borrowings	62,368,175	4.44%	53,405,466	4.89%

Total interest income for the first quarter of 2008 decreased approximately $1.4 million, or 15.88%, when compared to first quarter of 2007 primarily due to the decreases in loan balances and in loan yields.  The decrease in interest income is as result of the following: 1) Approximately $267.7 million or 74.02% of the loan portfolio is a variable rate loan product which may reprice daily, monthly, quarterly or annually.  As the prime rate decreases, the loan yields decrease accordingly.  2) Average loan balances also decreased approximately $8.8 million or 2.52%, when compared to first quarter of 2007 due to maturities, payouts and foreclosures.  3) Interest income is reduced as the number and balances of loans in nonaccrual status increase.  See a more detailed discussion in "Asset Quality".

Total interest expense for the first quarter of 2008 increased approximately $20,000 or .50% when compared to the first quarter of 2007. Rates paid on all deposit account products decreased when compared to the first quarter of 2007. Average interest bearing deposits increased approximately $21.6 million when comparing average balances at March 31, 2008 to March 31, 2007 balances. While average balances in interest bearing demand deposit accounts and time deposits increased approximately $24.8 million and $2.0 million, respectively, rates decreased from 5.01% to 4.98% and from 2.13% to 1.53%, respectively.  Saving account balances decreased approximately $5.1 million and rates decreased from 4.20% to 2.93% when compared to the first quarter of 2007.   Average borrowing balances in other borrowings, consisting of federal funds purchased, sweep accounts and repurchase agreements, increased approximately $8.9 million when comparing first quarter of 2008 to first quarter of 2007 and rates paid decreased from 4.26% to 3.14%.

Net interest income decreased approximately $1.5 million or 28.77%, for the first quarter of 2008, as compared to the first quarter of 2007, as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning-assets, was 3.31% for the first quarter of 2008 compared to 4.65% for the first quarter of 2007.

Noninterest income increased $237,000 or 25.76% for the first quarter of 2008 over the same period in 2007.  The increase in noninterest income was primarily due to the investment securities net gains realized on calls and sales within the available for sale portfolio of approximately $127,000.  Increases occurred in mortgage origination income, service charges on deposit accounts, other service charges and commissions of approximately $19,000, $16,000 and $8,000, respectively, for the first quarter of 2008 when compared to the first quarter of 2007.  Increases in the cash surrender value of life insurance and trust income of approximately $53,000 and $31,000, respectively, were offset by a decrease of approximately $13,000 in various other income accounts.

Noninterest expense

Noninterest expense decreased $112,000 or 2.44% for the first quarter of 2008 over the same period in 2007, with decreases in salary and employee benefits, telephone expense and computer services of approximately $262,000, $25,000 and $13,000, respectively. The decrease in salary and employee benefits resulted from decreases in overtime expense, commission expense and in the accrual for incentive compensation.  Tighter expense control measures have resulted in decreases in telephone expense and computer services when comparing first quarter of 2008 to the same period in 2007.  These decreases were offset by increases in general and administrative expense and occupancy expense of approximately $174,000 and $14,000, respectively. The increase in general and administrative expenses consists primarily of additional expenses related to other real estate expense, outside services, and various other miscellaneous expenses of approximately $132,000, $51,000, and $42,000,  respectively, offset by decreases in office supplies and advertising and marketing expenses of approximately $33,000 and $24,000, respectively.  Outside services include FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.

An income tax benefit of approximately $196,000 was recorded for the first three months of 2008 compared to an income tax expense of approximately $408,000 for the first three months of 2007.  Tax-exempt income of approximately $407,000 was 297.08% of pre-tax income for the first quarter of 2008 when compared to 23.42% of pre-tax income for the first quarter of 2007.

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

For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan are less than the balance.  In addition to these allocated allowances, at any point in time, the Company may have an unallocated component of the allowance.  Unallocated portions of the allowance are due to a number of quantitative and qualitative factors, such as improvement in the condition of impaired loans and credit concentrations.  All nonaccrual loans are considered impaired.

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity. Cash flows adequate to support a repayment schedule are an element considered for all loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower's ability to pay.  The balance of unsecured loans at March 31, 2008 was $11.3 million.

At March 31, 2008 and December 31, 2007, the ratio of the allowance for loan losses to total loans was .66% and .61%, respectively.   A provision of $423,000 was charged to expense for the quarter ended March 31, 2008 and no provision for loan losses was charged to expense for the quarter ended March 31, 2007.

Net charge-offs for the first quarter of 2008 totaled $320,625 compared to net charge-offs of $67,494 for the first quarter of 2007 as detailed below:

	March 31, 2008	March 31, 2007
Charge-offs:
Commercial	$25,350	$-
Real Estate	275,853	39,071
Consumer	38,288	46,126
Total Charge-offs	339,491	85,197

Recoveries:
Commercial	421	500
Real Estate	325	-
Consumer	18,120	17,203
Total Recoveries	18,866	17,703

Net Charge-offs	$320,625	$67,494

Nonperforming assets consist of non-accrual loans, accruing loans 90 days past due, and other real estate owned. The following summarizes non-performing assets:

	March 31, 2008	December 31, 2007
Accruing loans 90 days past due	$77,283	$41,594
Non-accrual loans	23,317,848	18,326,924
Other real estate	15,374,610	11,498,271
Total non-performing assets	$38,769,741	$29,866,789

Nonperforming assets increased $8.9 million or 29.81% from December 31, 2007 to March 31, 2008.  See the discussion that follows within this section for a description of the assets that comprise this increase.

Loans classified as 90 days past due increased approximately $36,000 or 85.80% from December 31, 2007 to March 31, 2008.  The increase is the net result of the following changes:

Balance at December 31, 2007	$41,594
New loans classified to 90 days past due status	77,283
Payments received	(41,594)
Balance at March 31, 2008	$77,283

The following summarizes accruing loans 90 days past due:
Commercial loans	$5,236
Residential loan	72,047
Total accruing loans 90 days past due	$77,283

Impaired loans consist of loans on nonaccrual status.  Nonaccrual loans at March 31, 2008 increased approximately $5.0 million or 27.23% when compared to December 31, 2007.  The increase is the net result of the following changes:

Balance at December 31, 2007	$18,326,924
Loans reclassified to nonaccrual status in 2008	10,165,368
Advances	5,738
Payments received on nonaccrual loans during 2008	(979,563)
Nonaccrual loans charged-off during 2008	(315,298)
Nonaccrual loans reclassified to other real estate	(3,859,635)
Nonaccrual loans reclassified to accrual status in 2008	(25,686)
Balance at March 31, 2008	$23,317,848

Additions to loans on nonaccrual status consists of seven loans within the construction and development portfolios totaling approximately $9.9 million and five loans secured with 1-4 family residential properties totaling approximately $248,000.  Payoffs of four loans in the construction and development portfolios totaled $810,000 during the first quarter of 2008.  The loss of interest on nonaccrual loans during the first quarter of 2008 totaled approximately $361,000 offset by interest recovered upon payouts totaled approximately $167,000.

The following summarizes nonaccrual loans at March 31, 2008 and December 31, 2007:

		March 31, 2008		December 31, 2007
Real Estate – construction & development loans	27	$23,062,492	36	$18,146,355
Real Estate – residential loans	7	231,913	4	145,108
Commercial loans	-	-	1	25,350
Consumer loans	7	23,443	1	10,111
Total nonaccrual loans	41	$23,317,848	42	$18,326,924

Other real estate at March 31, 2008 increased approximately $3.9 million or 33.72% when compared to December 31, 2007. The following summarizes other real estate at March 31, 2008 and December 31, 2007:

		March 31, 2008		December 31, 2007
Residential construction properties	24	$9,898,877	22	$6,324,444
Vacant lots	42	4,836,233	39	4,500,483
Commercial properties	2	639,500	2	639,500
Residential properties	-	-	1	33,844
Total other real estate	68	$15,374,610	64	$11,498,271

The increase in other real estate was the result of the foreclosure of five residential construction properties and additional funds for completion of construction totaling approximately $3.9 million and $.5 million during the first quarter of 2008 offset by sales of approximately $.5 million.

Our Other Real Estate Owned ("OREO") procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge off.  Once the property is in OREO, the property is listed with a realtor to begin sales efforts.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30 million.  At March 31, 2008, the Company had no federal funds purchased.  Presently, the Company has made arrangements with commercial banks for short-term advances under a repurchase agreement line of credit of which none was advanced at March 31, 2008. The Company entered into a repurchase agreement for a long term advance of $5 million during the first quarter of 2008.  The Company has approximately $15.5 million outstanding in commercial sweep accounts at March 31, 2008.  In addition, the Company has a total available line of $38.0 million, subject to available collateral, from the Federal Home Loan Bank.  The Company has $38.0 million in advances on this line at March 31, 2008.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%.  The Bank's liquidity ratios at March 31, 2008 and 2007 were 32.46% and 22.23%, respectively.

At March 31, 2008 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively.  Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%.  The Company's and the Bank's ratios at March 31, 2008 follow:

	Habersham Bank	Habersham Bancorp
Tier 1	11.96%	12.83%
Total Capital	12.54%	13.40%
Leverage	9.14%	9.80%

Item 3.  Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2008 there were no substantial changes in the composition of the Company's market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2007.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company's audited consolidated financial statements, related notes and management's discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Company's 2007 Annual Report on Form 10-K.

Item 4T.  CONTROLS AND PROCEDURES

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

There have been no changes in the Company's internal control over financial reporting or, to the Company's knowledge, in other factors, during the fiscal quarter to which this report relates that could significantly affect those internal controls subsequent to the date management carried out its evaluation, and there have been no corrective actions with respect to significant deficiencies or material weaknesses.

PART II

OTHER INFORMATION

Item 1.  Legal proceedings.
None

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I. "Item 1.A. Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, which could materially affect its business, financial condition or future results.  The risks described in the Annual Report of Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company's business, financial condition and/or operating results.

Item 2.  Unregistered sales of equity securities and use of proceeds.

Issuer Purchases of Equity Securities

During the period covered by this report, the Company did not sell any equity securities that were not registered under the Securities Act of 1933, as amended.

The following table sets forth information regarding the Company's purchases of its common stock on a monthly basis during the first quarter of 2008.

Period	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares (or Units) Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Appropriate Dollar Value) of Shares (or Units) that May Yet Be Purchased Under the Plans or Programs
January 1 through January 31, 2008	0	0	0	0
February 1 through February 28, 2008	0	0	0	0
March 1 through March 31, 2008	0	0	0	0
Total	0	0	0	0

(1)
During the third quarter of 2007, the Habersham Bancorp Board of Directors approved a program to repurchase up to 150,000 shares of the Company's outstanding common stock.  The Company repurchased all of the 150,000 shares in October of 2007 through a privately negotiated transaction.

The Company did not repurchase any of its shares of common stock during the period covered by this report.

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

HABERSHAM BANCORP
(Registrant)

Date May 15, 2008	/s/ Annette Banks
Chief Financial Officer
(for the Registrant and as the
Registrant's principal financial and
accounting officer)