Form 10-Q
period 2008-06-30
HABERSHAM BANCORP
filed 2008-08-14
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ___________________

Commission file number 0-13153

HABERSHAM BANCORP
(Exact name of registrant as specified in its charter)

Georgia	58-1563165
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

282 Historic Highway 441 North, P. O. Box 1980, Cornelia, Georgia	30531
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (706) 778-1000

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
2,818,593 shares, common stock, $1.00 par value, as of August 8, 2008.

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS (unaudited)
(dollars in thousands)

ASSETS	JUNE 30, 2008	DECEMBER 31, 2007
Cash and due from banks	$14,586	$18,196
Federal funds sold	-	4,189
Total cash and cash equivalents	14,586	22,385

Investment securities available for sale	91,258	89,890
Investment securities held to maturity (estimated fair value of $1,612 at June 30, 2008 and $2,752 at December 31, 2007)	1,578	2,689
Other investments	3,334	3,409
Loans held for sale	819	1,866
Loans	339,126	350,388
Less allowance for loan losses	(2,427)	(2,137)
Loans, net	336,699	348,251

Premises and equipment, net	17,744	16,081
Other real estate	17,260	11,498
Cash surrender value of life insurance	9,738	9,539
Goodwill	3,550	3,550
Accrued interest receivable	2,376	2,752
Other assets	4,366	2,309
TOTAL ASSETS	$503,308	$514,219

LIABILITIES
Noninterest-bearing deposits	$36,557	$29,741
Money market and NOW accounts	82,876	96,237
Savings	57,454	60,076
Time deposits, $100,000 and over	93,421	116,044
Other time deposits	101,636	88,169
Total deposits	371,944	390,267

Short-term borrowings	786	766
Federal funds purchased and securities sold under repurchase agreements	35,732	26,184
Federal Home Loan Bank advances	38,000	38,000
Other liabilities	5,113	4,820
TOTAL LIABILITIES	451,575	460,037

STOCKHOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,818,593 shares issued and outstanding at June 30, 2008 and December 31, 2007	2,819	2,819
Additional paid-in capital	13,490	13,490
Retained earnings	37,191	38,135
Accumulated other comprehensive loss	(1,767)	(262)
TOTAL STOCKHOLDERS’ EQUITY	51,733	54,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$503,308	$514,219

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) For the Three- and Six-Month Periods Ended June 30, 2008 and 2007
(dollars in thousands, except per share amounts)

	Three Months ended		Six Months ended
	2008	2007	2008	2007
INTEREST INCOME
Loan interest and fees on loans	$5,653	$8,208	$11,964	$16,071
Taxable investment securities	853	769	1,711	1,517
Tax exempt securities	266	276	553	545
Federal funds sold	11	44	79	143
Other	52	54	131	113
TOTAL INTEREST INCOME	6,835	9,351	14,438	18,389
INTEREST EXPENSE
Time deposits, $100,000 and over	1,170	1,388	2,620	2,678
Other deposits	1,768	2,074	3,629	4,120
Short-term and other borrowings, primarily FHLB advances	620	657	1,310	1,300
TOTAL INTEREST EXPENSE	3,558	4,119	7,559	8,098
NET INTEREST INCOME	3,277	5,232	6,879	10,291
Provision for loan losses	654	-	1,077	-
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,623	5,232	5,802	10,291
NONINTEREST INCOME
Mortgage origination income	135	237	315	398
Service charges on deposits	251	235	498	467
Other service charges and commissions	70	65	140	126
Investment securities (losses) gains, net	161	-	289	5
Other income	517	396	1,049	857
Total noninterest income	1,134	933	2,291	1,853
NONINTEREST EXPENSE
Salary and employee benefits	2,553	2,732	4,934	5,375
Occupancy	587	616	1,188	1,204
Other real estate expense	162	3	294	3
Computer services	123	136	268	293
Telephone	115	72	234	216
Leased equipment	115	108	235	214
General and administrative expense	998	1,028	1,973	1,976
Total noninterest expense	4,653	4,695	9,126	9,281
(LOSS) EARNINGS BEFORE INCOME TAXES	(896)	1,470	(1,033)	2,863
Income tax benefit (expense)	521	(436)	717	(844)
NET (LOSS) EARNINGS	$(375)	$1,034	$(316)	$2,019
Net (loss) earnings per common share – Basic	$(.13)	$.35	$(.11)	$.68
Net (loss) earnings per common share – Diluted	$(.13)	$.35	$(.11)	$.68
Weighted average number of common shares outstanding	2,818,593	2,968,593	2,818,593	2,968,593
Weighted average number of common and common equivalent shares outstanding	2,818,593	2,982,724	2,818,593	2,989,065
Dividends per share	$.10	$.10	$.20	$.20

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three- and Six-Month Periods Ended June 30, 2008 and 2007
(dollars in thousands)

	Three Months ended		Six Months ended
	2008	2007	2008	2007

NET (LOSS) EARNINGS	$(375)	$1,034	$(316)	$2,019

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (losses) gains on investment securities available for sale arising during the period	(2,503)	(1,730)	(1,943)	(1,426)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	73	55	(48)	5
Reclassification adjustment for (gains) losses on investment securities available for sale	(161)	-	(289)	(5)
Total other comprehensive income (loss), before tax	(2,591)	(1,675)	(2,280)	(1,426)
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:
Unrealized holding (losses) gains on investment securities available for sale arising during the period	851	588	661	485
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(25)	(19)	16	(2)
Reclassification adjustment for (gains) losses on investment securities available for sale	55	-	98	2
Total income taxes related to other comprehensive income (loss)	881	569	775	485
Total other comprehensive (loss) income, net of tax	(1,710)	(1,106)	(1,505)	(941)
Total comprehensive (loss) income	$(2,085)	$(72)	$(1,821)	$1,078

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 2008 and 2007
(dollars in thousands)

	2008	2007

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES:	$1,218	$417

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	6,538	2,820
Proceeds from sales and calls	35,519	2,786
Purchases	(45,448)	(7,061)
Investment securities held to maturity:
Proceeds from maturity	8	304
Proceeds from call	1,103	-
Other investments:
Proceeds from sale	75	-
Purchases	-	(44)
Net decrease (increase) in loans	4,378	(13,756)
Purchases of premises and equipment	(2,237)	(3,106)
Capitalized expenditures for other real estate	(731)	-
Proceeds from sale of other real estate	1,097	40
Net cash provided by (used by) investing activities	302	(18,017)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net decrease in deposits	(18,322)	(70,822)
Net increase in short-term borrowings	19	28
Net increase in federal funds purchased and securities sold under repurchase agreements	9,548	10,925
Proceeds from FHLB advances	7,000	-
Repayment of FHLB advances	(7,000)	-
Cash dividends paid	(564)	(594)
Net cash used by financing activities	(9,319)	(60,463)

Decrease in cash and cash equivalents	(7,799)	(78,063)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	22,385	90,518
CASH AND CASH EQUIVALENTS: END OF PERIOD	$14,586	$12,455
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$6,096	$728
Change in components of other comprehensive income	(1,505)	(941)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges.  Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity.  At June 30, 2008, fair value of the available for sale investment securities decreased approximately $2,232,000 when compared to the fair value at December 31, 2007.  The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased approximately $1,473,000.  These changes were the results of movements in the bond market as it responds to interest rate changes in the market.  At June 30, 2008, fair value of the cash flow hedges decreased approximately $48,000 when compared to the fair value at December 31, 2007.  The corresponding equity component of unrealized holding losses on derivative financial instruments classified as cash flow hedges, net of tax, also increased approximately $32,000.

4.	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period.  Diluted net earnings per share includes the effect of potential common shares outstanding during the period.  The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three- and six-month periods ended June 30, 2007, is shown below.  Presentation for the periods ended June 30, 2008 are not included due to the inclusion of potential common stock outstanding during these periods being anit-dilutive.

	Three Months ended	Six Months ended
	June 30, 2007	June 30, 2007

Net earnings	$1,034,329	$2,018,784

Weighted average common shares outstanding	2,968,593	2,968,593
Shares issued from assumed exercise of common stock equivalents	14,131	20,472
Weighted average number of common and common equivalent shares outstanding	2,982,724	2,989,065
Earnings per share:
Basic	$.35	$.68

Diluted	$.35	$.68

5.	Change in Accounting Principle

Effective January 1, 2008, the Company adopted Emerging Issues Task Force Issue No.  06-04, Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements.  (“EITF 06-04”). EITF 06-04 requires a company to recognize a liability for the postretirement benefit related to an endorsement split-dollar life insurance arrangement if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  The company has post retirement benefits with several of its executives and directors.  Refer to Note 16 – “Employee Benefit and Stock Option Plans” in the Company’s consolidated financial statements included in Form 10-K for the year ended December 31, 2007.  Since the Company has agreed to maintain life insurance policies in place during the retirement years of these individuals, the Company must record a liability for the present value of the future costs to maintain the policies in force (mortality costs.) EITF 06-04 allows companies to record the effects of adopting the EITF as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The Company recorded a liability and a cumulative-effect adjustment to retained earnings in the amount of $63,237, net of tax.  Future increases in the liability will be charged to earnings in the year incurred.  For the three and six months periods ended June 30, 2008, $4,446 and $8,892, respectively, has been recorded to expense for the increase in the liability for future mortality costs.

6.	Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No.157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

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

Securities Available for Sale

Securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Loans Held for Sale

Loans held for sale are recorded at the lower of cost or market value.  The fair value of loans held for sale is based on what secondary markets are currently offering for portfolios with similar characteristics.  As such, the Company classifies loans held for sale subject to nonrecurring fair value adjustments as Level 2.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan in identified as individually impaired, management measures impairment in accordance with SFAS 114, Accounting by Creditors for Impairment of a Loans, (“SFAS 114”).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At June 30, 2008, only a small portion of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

Other Real Estate

Other real estate properties are adjusted to fair value upon transfer of the loans to other real estate.  Subsequently, other real estate assets are carried at the lower of carrying value or fair value.  Fair value is based upon independent market prices, appraised values of the collateral or management’s estimation of the value of the collateral.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the other real estate as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market prices, the Company records the other real estate asset as nonrecurring Level 3.

Goodwill and Other Intangible Assets

Goodwill and identified intangible assets are subject to impairment testing.  A current market valuation model is used to analyze the carrying value of goodwill for impairment. This valuation method estimates the fair value of the Bank based on the price that would be received to sell the Bank as a whole in an orderly transaction between market participants at the measurement date.  This valuation method requires a significant degree of management judgment.  In the event the valuation value for the Bank is less than the carrying value of goodwill, the asset amount is recorded at fair value as determined by the valuation model.  As such, the Company classifies goodwill and other intangible assets subjected to nonrecurring fair value adjustments as Level 3.

Derivative Financial Instruments – Interest Rate Swaps

To a limited extent, the Company uses interest rate swaps to manage its interest rate risk.  The valuation of these instruments is determined using widely accepted valuation techniques including discounted cash flow analysis on the expected cash flows of each derivative.  This analysis reflects the contractual terms of the derivatives, including the period to maturity, and uses observable market-based input, including interest rate curves and implied volatilities.  The fair value of interest rate swaps are determined using the market standard methodology of netting the discounted future fixed cash receipts and the discounted expected variable cash payments.  The variable cash payments are based on an expectation of future interest rates (forward curves) derived from observable market interest rate curves.

Although the Company has determined that the majority of the input used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of June 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets Recorded at Fair Value on a Recurring Basis

    The table below presents the recorded amount of assets measured at fair value on a recurring basis as of June 30,  2008.

	Balance at June 30, 2008

(In Thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$91,258	1,922	89,336	-
Interest rate swap	(81)	-	(81)	-
Total assets at fair value	$91,177	1,922	89,255	-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of  June 30, 2008.

	Balance at June 30, 2008

(In Thousands)	Total	Level 1	Level 2	Level 3

Other real estate	$17,260	-	17,260	-
Loans	12,358	-	12,358	-
	$29,618	-	29,618	-

7.	Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned.  Accrual of interest is discontinued when either principal or interest becomes 90 days past due, (unless the loan is both well secured and in the process of collection) or when in management’s opinion, reasonable doubt exists as to the full collection of interest or principal.  Income on such loans is then recognized only to the extent that cash is received and when the future collection of principal is probable.  Our Other Real Estate Owned (“OREO”) policies and procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge-off.  When the property is transferred to OREO, the property is listed with a realtor to begin sales efforts.

The following summarizes nonperforming assets:

	June 30, 2008	December 31, 2007

Accruing loans 90 days past due	$396,000	$41,594
Nonaccrual loans	31,705,238	18,326,924
Other real estate	17,259,565	11,498,271
Restructured loans	395,273	-

Total nonperforming assets	$49,756,076	$29,866,789

8.	Recent Accounting Pronouncements

Disclosures about Derivative Instruments and Hedging Activities

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities.  SFAS No. 161 is an amendment to SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.  The objective of SFAS No. 161 is to expand the disclosure requirements of SFAS No. 133 with the intent to improve the financial reporting of how and why an entity uses derivative instruments; how derivative instruments and related hedged items are accounted for under SFAS No. 133 and its related interpretations; and how derivative instruments and related hedged items affect an entity’s financial position, financial performance and cash flows.  The statement is effective for financial statements issued for fiscal years beginning after November 15, 2008.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

Item. 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc.  Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. (“Advantage Insurers”).  Advantage Insurers offers a full line of property, casualty and life insurance products.  Advantage Insurers does not comprise a significant portion of the financial position, results of operations, or cash flows of the Company and as a result, management’s discussion and analysis, which follows, relates primarily to Habersham Bank.

The Company’s continuing primary business is the operations of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Gwinnett, Stephens, Forsyth and Hall counties in Georgia.  The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

Habersham Bancorp reported a second quarter loss of $375,000 or $.13 per diluted share, a decrease of 136.27% when compared to second quarter earnings of 1.0 million or $.35 per diluted share in 2007.  The year-to-date loss for the six-month period ended June 30, 2008, was $316,000 or $.11 per diluted share, a decrease of 115.65% when compared to year-to-date earnings of $2.0 million or $.68 per diluted share, for the same period in 2007.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Interest income for the second quarters of 2008 and 2007 was approximately $6.8 million and $9.4 million  respectively, representing a decrease of approximately 26.91% when comparing the second quarter of 2008 to the same period of 2007.  Interest income for the six-month periods of 2008 and 2007 was approximately $14.4 million and $18.4 million, respectively, representing a decrease of approximately 21.49% when comparing the 2008 period to the 2007 period.  The decreases resulted from the effect of  the falling prime interest rate on our outstanding variable rate loans, decreases in average loan balances and increases in the number and balances of loans in nonaccrual status.

Interest expense for the second quarters of 2008 and 2007 was approximately $3.6 million and $4.1 million  respectively, representing a decrease of approximately 13.62% when comparing the second quarter of 2008 to the same period of 2007.   Interest expense for the six-month periods of 2008 and 2007 was approximately $7.6 million and $8.1 million, respectively, representing a decrease of approximately 6.66% when comparing the 2008 period to the 2007 period.  These decreases resulted from declining rates paid on deposit and borrowing balances for the three month and six month periods ended June 30, 2008 when compared to the same periods in 2007.

Net interest income before provision for loan loss for the second quarter of 2008 and the six-month period ended June 30, 2008 decreased approximately $2.0 million or 37.37%, and $3.4 million or 33.16%, respectively, when compared to the same periods in 2007 as a result of the items discussed above.

In response to past due activity within the loan portfolios, Habersham Bank recorded provisions to its allowance for loan losses during the second quarter and first six months of 2008 of approximately, $654,000 and $1.1 million, respectively.   For the second quarter and six-month period of 2007, no provisions for loan losses were made.

The net interest margin for the second quarter and first six months of 2008 was 3.09% and 3.21%, respectively compared to 4.75% and 4.70% for the same periods in 2007.  Two factors which impact the net interest margin are average interest bearing assets, which decreased approximately $5.2 million, and average interest-bearing liabilities, which increased approximately $25.9 million when comparing first six months of 2008 to first six months of 2007.

Total assets decreased approximately $10.9 million or 2.12% from $514.2 million at December 31, 2007 to $503.3 million at June 30, 2008.   Decreases in the loan portfolios and cash and cash equivalent balances of approximately $12.6 million and $7.8 million, respectively, were offset by increases in other real estate, premises and equipment, net, and other assets of approximately $5.8 million, $1.7 million and $1.9 million, respectively.

Total liabilities (deposits, borrowings and other liabilities) at June 30, 2008 decreased approximately $8.5 million or 1.84% from $460.0 million at December 31, 2007 to $451.6 million at June 20, 2008.  Other borrowings, noninterest bearing deposit balances and other liabilities increased approximately $9.6 million, $6.8 million and $.2 million, respectively, and were offset by decreases in interest bearing account balances of approximately $25.1 million.

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

Material Changes in Financial Condition

The Company’s total assets decreased $10.9 million, or 2.12%, to $503.3 million at June 30, 2008 from $514.2 million at December 31, 2007.

Cash and cash equivalents
Cash and cash equivalents (including federal funds sold balances) decreased approximately $7.8 million resulted from customer’s activity within their deposit accounts during the six month period ended June 30, 2008.

Investment securities
During the first six months of 2008, purchases of investment securities available for sale totaled approximately $45.4 million, offset by maturities, calls and sales of approximately $42.1 million.   The purchases consisted of approximately $25.2 million in U.S. government-sponsored enterprise bonds, $18.4 million in mortgage backed securities and $1.8 million in municipal bonds.  Calls in the investment securities held for maturity portfolio totaled approximately $1.1 million during the first six months of 2008.  The calls and sales within the investment securities portfolio generated net gains of approximately $289,000.  The unrealized loss on the investment securities available for sale portfolio increased approximately $2.2 million during the six-month period ending June 30, 2008.

Loans
The total loan portfolio balances and loans held for sale balances decreased approximately $11.3 million and $1.0 million, respectively, when comparing balances at June 30, 2008 to December 31, 2007.   The decrease in the loan portfolio balances resulted from foreclosures and payout of approximately $6.1 million and $5.2 million, respectively.   Decreases in the loan portfolio occurring within the real estate construction portfolio, commercial lending portfolio, loans secured by farm land, and consumer lending portfolio totaling approximately $24.5 million, $2.0 million, $1.8 million and $.1 million, respectively, were offset by increases in the 1-4 family residential properties lending portfolio and in commercial real estate totaling approximately $12.6 million and $4.5 million, respectively.

Other real estate and premises & equipment
Other real estate increases of approximately $5.8 million resulted from foreclosures of properties during the first six-month period of 2008.  See a more detailed discussion in “Asset Quality”.  Premises and equipment increased approximately $1.7 million primarily as a result of the ongoing construction of the Flowery Branch office, which is expected to be completed this year.

Deposits
Total deposits decreased approximately $18.3 million when comparing balances at June 30, 2008 to December 31, 2007 balances, with decreases occurring in NOW and money market, time deposit, and savings account balances of approximately $13.4 million, $9.1 million, and $2.6 million, respectively, offset by increases in noninterest bearing deposit balances of approximately $6.8 million.

Borrowings
Total borrowings increased approximately $9.6 million when comparing June 30, 2008 balances to December 31, 2007 with increases occurring primarily in federal funds purchased and securities sold under repurchase agreements.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates paid for deposits and borrowings for the second quarters and the first six months of 2008 and 2007.

	Three Months ended June 30		Six Months ended June 30
	2008	2007	2008	2007
INTEREST YIELDS EARNED:
Loans	6.67%	9.25%	7.03%	9.17%
Investment securities	5.18%	5.28%	5.29%	5.26%
Federal funds sold	2.26%	5.18%	3.11%	4.96%

INTEREST RATES PAID:
Deposits	3.46%	4.15%	3.61%	4.11%
Borrowings	3.67%	5.07%	4.04%	4.98%

Total interest income for the second quarter of 2008 decreased approximately $2.5 million or 26.91% when compared to the second quarter of 2007.  Total interest income for the six-month period ending June 30, 2008 decreased approximately $4.0 million or 21.49% when compared to the six-month period ending June 30, 2007. The decrease in interest income is the result of the following: 1) Approximately $256.2 million or 72.11% of the loan portfolio is a variable rate loan product which may reprice daily, monthly, quarterly or annually.  As the prime rate decreases, as it has in the periods in question, the loan yields decrease accordingly.  2) Average loan balances also decreased approximately $12.3 million or 3.49% due to maturities, payouts and foreclosures when comparing the six-month periods ending June 30, 2008 and 2007.  3)  Nonaccrual loans increased approximately $13.4 million when compared to December 31, 2007.  Interest income is reduced as the number and balances of loans in nonaccrual status increase.  See a more detailed discussion in “Asset Quality”.

Total interest expense for the second quarter of 2008 decreased approximately $561,000 or 13.62% when compared to the second quarter of 2007.  Average balances in interest bearing accounts increased approximately $5.5 million when comparing the second quarter of 2008 to the second quarter of 2007.  During the same period, the average interest rate paid on deposits decreased approximately .69%.   Rates on savings and money market accounts, interest bearing demand deposits, and time deposits decreased approximately 1.31%, .87% and .44%, respectively.   Average balances in other borrowings increased approximately $15.8 million when comparing the second quarter of 2008 to the second quarter of 2007 with a decrease in the average rate paid on borrowings of approximately 1.40%.

Total interest expense for the first six months of 2008 decreased approximately $539,000 or 6.66% when compared to the first six months of 2007.   Average balances in interest bearing accounts increased approximately $13.6 million when comparing the first six months of 2008 and 2007.  During the same period, the average interest rate paid on deposits decreased approximately .50%.   Rates on savings and money market accounts, interest bearing demand deposits and time deposits decreased approximately 1.29%, .72% and .24%, respectively.  Average balances in other borrowings increased approximately $12.4 million when comparing the first six months of 2008 to the first six months of 2007 with a decrease in the average rate paid on borrowings of approximately ..94%.

Net interest income before provision for loan losses decreased approximately $2.0 million or 37.37% for the second quarter of 2008 and decreased approximately $3.4 million or 33.16% for the first six months of 2008 when compared to the same periods in 2007 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 3.09% for the second quarter of 2008 compared to 4.75% for the second quarter of 2007, and was 3.21% for the first six months of 2008 compared to 4.70% for the first six months of 2007.

Noninterest income increased $201,000 or 21.54% for the second quarter of 2008 over the same period in 2007 and increased $438,000 or 23.64% for the first six months of 2008 over the same period in 2007.  Increases occurring in net gains realized on calls and sales within the investment securities portfolio, in other income and in service charges totaled approximately $161,000, $121,000 and $21,000, respectively, during the second quarter of 2008. These increases were offset by decreases within the mortgage origination fee income of approximately $102,000. Increases in the cash surrender value of life insurance, in trust fees, in gains in sale of other real estate, and in mastermoney card income totaling approximately $55,000, $31,000, $19,000 and $12,000, respectively, are reflected in the increase in other income.

For the first six months of 2008, increases in net gains realized on calls and sales within the investment securities portfolio, in other income and in service charges totaled approximately $284,000, $192,000 and $45,000, respectively, when compared to the first six months of 2007.  These increases were offset by decreases within the mortgage origination income totaling approximately $83,000.  The increase in other income is the result of increases in cash surrender value of life insurance, trust fees, gains in sale of other real estate, and mastermoney card income totaling approximately $107,000, $62,000, $24,000 and $22,000, respectively, offset by a decrease in data processing income of approximately $26,000.

Noninterest expense decreased $42,000 or .89% for the second quarter of 2008 over the same period in 2007 with decreases in salary and employee benefits, general and administrative expense, occupancy expense and computer services of approximately $179,000, $30,000, $29,000 and $13,000, respectively. The decrease in salary and employee benefits resulted from decreases in overtime expense, commission expense and accruals for incentive compensation.  Tighter expense control measures have resulted in decreases in general and administrative expense, occupancy and computer services when comparing first quarter of 2008 to the same period in 2007. The decrease in general and administrative expenses consists primarily of decreases in office supplies and advertising and marketing expense of approximately $29,000 and $16,000, respectively, offset by increases in various other miscellaneous expense and outside services totaling approximately $9,000, and $13,000,  respectively.  Outside services include FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees. These decreases were offset by increases in other real estate expense, telephone expense, and leased equipment expense of approximately $159,000, $43,000 and $7,000, respectively.   Additional expenses were incurred in the increasing number of foreclosed properties in other real estate.  Additional expenses for telephone and leased equipment resulted from the installations and upgrade charges associated with the new office in Flowery Branch.

Noninterest expense decreased $155,000 or 1.67% for the first six months of 2008 over the same period in 2007 with decreases in salary and employee benefits, occupancy expense, computer services and general and administrative expense of approximately $441,000, $16,000, $25,000 and $3,000, respectively. The decrease in salary and employee benefits resulted from decreases in overtime expense, commission expense and in the accrual for incentive compensation.  Tighter expense control measures have resulted in decreases in occupancy, computer services and general and administrative expenses when comparing the first six months of 2008 to the same period in 2007.  The decrease in general and administrative expenses consists primarily of decreases in office supplies and advertising and marketing expenses of approximately $53,000 and $49,000, respectively, offset by increases in various other miscellaneous expense and outside services totaling approximately $39,000 and $60,000,  respectively.  Outside services include FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees. These decreases were offset by increases in other real estate expense, leased equipment expense and telephone expense of approximately $291,000, $21,000 and $18,000, respectively.  Increases in other real estate, telephone expense and leased equipment expense for the first six months of 2008 occurred for the same reasons as noted above for the three month period ended June 30, 2008.

An income tax benefit of approximately $521,000 was recorded for the three months ended June 30, 2008 compared to an income tax expense of approximately $436,000 for the three months ended June 30, 2007.  An income tax benefit of approximately $717,000 was recorded for the first six months of 2008 compared to an income tax expense of approximately $844,000 for the first six months of 2007.  The effective tax rate for the second quarter of 2008 and 2007 was 58.15% and 29.65%, respectively. The effective tax rate for the six months ended June 30, 2008 and 2007 was 69.40% and 29.48%, respectively.  Tax-exempt income of approximately $387,000 was 43.15% of pre-tax income for the second quarter of 2008 when compared to 23.24% of pre-tax income for the second quarter of 2007.  Tax exempt income of approximately $794,000 was 76.81% of pre-tax income for the first six months of 2008 when compared to 23.33% of pre-tax income for the first six months of 2007.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity.  Cash flows adequate to support a repayment schedule are an element considered for all loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at June 30, 2008 was $13.6 million.

At June 30, 2008 and December 31, 2007, the ratio of the allowance for loan losses to total loans was .72% and .61%, respectively.   For the second quarter and first six months of 2008,  provision for loan losses expense totaled approximately $654,000 and $1,077,000, respectively, and no provision for loan losses was charged to expense for the second quarter and first six months of 2007.

Net charge-offs for the first six months of 2008 totaled $786,931 compared to net charge-offs of $358,864 for the first six months of 2007 as detailed below:

	No.	June 30, 2008	No.	June 30, 2007
Charge-offs:
Commercial	2	$53,005	1	$46,177
Real Estate	15	695,252	9	253,624
Consumer	29	68,680	37	86,632
Total Charge-offs	46	816,937	47	386,433

Recoveries:
Commercial		919		850
Real Estate		325		150
Consumer		28,762		26,569
Total Recoveries		30,006		27,569

Net Charge-offs		$786,931		$358,864

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes nonperforming assets:

	June 30, 2008	December 31, 2007
Accruing loans 90 days past due	$396,000	$41,594
Nonaccrual loans	31,705,238	18,326,924
Other real estate	17,259,565	11,498,271
Restructured loans	395,273	-
Total nonperforming assets	$49,756,076	$29,866,789

Nonperforming assets increased $19,889,287 or 66.59% from December 31, 2007 to June 30, 2008.  See the discussion that follows within this section for a description of the assets that comprised this increase.

Loans classified as 90 days past due increased $354,406 or 852.06% from December 31, 2007 to June 30, 2008.  The increase is the net result of the following changes:

Balance at December 31, 2007	$41,594
New loans classified to 90 days past due status	473,283
Payments received	(113,641)
Charge-offs	(5,236)
Balance at June 30, 2008	$396,000
The following summarizes accruing loans 90 days past due:
Real estate secured – construction	$396,000
Residential loan	-
Consumer loan	-
Total accruing loans 90 days past due	$396,000

Impaired loans consist of loans on nonaccrual status.  The increase is the net result of the following changes:

Balance at December 31, 2007	$18,326,924
Loans reclassified to nonaccrual status in 2008	25,066,254
Payments received on nonaccrual loans during 2008	(4,773,584)
Nonaccrual loans charged-off during 2008	(778,415)
Nonaccrual loans reclassified to other real estate	(6,096,326)
Nonaccrual loans reclassified to accrual status in 2008	(39,615)
Balance at June 30, 2008	$31,705,238

Additions to loans on nonaccrual status consisted of the following:

June 30, 2008
Real Estate – construction & development loans	$24,293,902
Real Estate – residential loans	706,922
Commercial loans	27,655
Consumer loans	37,775
Total nonaccrual loans	$25,066,254

Payments received on nonaccrual loans include payoffs totaling $4,138,411 and  the restructuring of loans totaling approximately $378,418.

The following summarizes nonaccrual loans at June 30, 2008 and December 31, 2007:
	Number of Properties	June 30, 2008	Number of Properties	December 31, 2007
Real Estate – construction & development loans	22	$31,070,784	36	$18,146,355
Real Estate – residential loans	8	630,807	4	145,108
Commercial loans	-	-	1	25,350
Consumer loans	3	3,647	1	10,111
Total nonaccrual loans	33	$31,705,238	42	$18,326,924

Other real estate at June 30, 2008 increased approximately $5.8 million or 50.11% when compared to December 31, 2007. The following summarizes other real estate at June 30, 2008 and December 31, 2007:

	Number of Properties	June 30, 2008	Number of Properties	December 31, 2007
Residential construction properties	33	$11,405,082	22	$6,324,444
Vacant lots	70	5,214,983	39	4,500,483
Commercial properties	2	639,500	2	639,500
Residential properties	-	-	1	33,844
Total other real estate	105	$17,259,565	64	$11,498,271

Our Other Real Estate Owned (“OREO”) procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge-off.  Once the property is in OREO, the property is listed with a realtor to begin sales efforts.   The appraised value for the other real estate properties was approximately $18.8 million at June 30, 2008.

Goodwill

Habersham Bancorp reviews its goodwill for impairment annually or more frequently if circumstances indicate that Goodwill has been impaired.  During the last two quarters, Habersham Bancorp’s stock price has traded below its per-share book value and fallen below tangible book value for a short period of time.  Management believes that the low stock price is more indicative of uncertainty about the economic cycle rather than the value of Habersham Bancorp’s underlying business.  Although Habersham Bancorp has not performed a complete goodwill impairment assessment, Management does not believe that goodwill is impaired.  The current economic environment has temporarily resulted in lower earnings and higher credit losses.  Management believes that the value of Habersham Bancorp’s business remains intact and that earnings will return to past levels when the credit cycle recovers.  Habersham Bancorp will complete a full goodwill impairment assessment during the fourth quarter.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from other financial institutions up to $30 million.  At June 30, 2008, the Company had federal funds purchased totaling $3.5 million.  Presently, the Company has made arrangements with commercial banks for short-term advances under a repurchase agreement line of credit of which none was advanced at June 30, 2008. The Company entered into a repurchase agreement for a long term advance of $5.0 million during the first quarter of 2008.  The Company has approximately $27.2 million outstanding in commercial sweep accounts at June 30, 2008.  In addition, the Company has a total available line of $38.0 million, subject to available collateral, from the Federal Home Loan Bank.  The Company has $38.0 million in advances on this line at June 30, 2008.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%.  The Bank’s liquidity ratios at June 30, 2008 and June 30, 2007 were 30.72% and 17.10%, respectively.

At June 30, 2008 Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively.  Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%.  The Company’s and the Bank’s ratios at June 30, 2008 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	11.71%	12.64%
Total Capital	12.33%	13.26%
Leverage	9.12%	9.87%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2008 there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2007.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10K.

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

PART II

OTHER INFORMATION

Item 1.  Legal proceedings.
None

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, as well as those included in Part I. “Item 1.A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2007, all of which could materially affect its business, financial condition or future results.  The risks described below and in the Annual Report of Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations decline, or continue to decline, this could result in, among other things, a deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses. Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses during 2008, and may result in additional loan losses and loss provisions for the remainder of 2008 and 2009.   These factors could result in loan loss provisions in excess of charge-offs, delinquencies and/or greater charge-offs in future periods, which may adversely affect our financial condition and results of operations.

 In addition, deterioration of the U.S. economy may adversely impact our traditional banking business. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slowdown or recessions. The impact of recent events relating to subprime mortgages resulting in a substantial housing recession has not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships, and when their businesses suffer from recession, the banking relationship suffers as well.

The impact of the current economic downturn on the performance of other financial institutions in our geographic  area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As troubled institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and lots will continue to negatively impact home values and increase the time it takes us or our borrowers to sell existing inventory. The perception that troubled banking institutions (and smaller banking institutions that are not “in trouble”) are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors nonetheless to move their funds to larger institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The Company did not repurchase any of its shares of common stock during the period covered by this report.

Item 3.  Defaults upon senior securities.
None

Item 4.  Submission of matters to a vote of security holders.
(a)	The regular annual meeting of the shareholders of the Company was held on April 19, 2008.

(b)
The business conducted at the meeting included the election of the Board of Directors.  The Directors elected at the meeting were: Edward D. Ariail, Thomas A. Arrendale, III, Ben F. Cheek, III, Michael C. Martin, Michael L. Owen, James A. Stapleton, Jr., David D. Stovall, and Calvin R. Wilbanks.

At the registrant’s Annual Meeting of Shareholders on April 19, 2008, the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected.  The following table sets forth the number of votes cast and withheld with respect to each nominated director.  There were no broker non-votes or abstentions.

Name	Votes For	Votes Withheld
Edward D. Ariail	2,297,725	133,129
Thomas A. Arrendale, III	2,416,126	14,728
Ben F. Cheek, III	2,417,583	13,271
Michael C. Martin	2,417,555	13,299
Michael L. Owen	2,297,825	133,029
James A. Stapleton, Jr.	2,418,383	12,471
David D. Stovall	2,304,991	125,943
Calvin R. Wilbanks	2,417,555	13,299

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

HABERSHAM BANCORP
(Registrant)

Date August 14, 2008	/s/ Annette Banks
Chief Financial Officer
(for the Registrant and as the Registrant’s principal financial and accounting officer)