Form 10-Q
period 2008-09-30
HABERSHAM BANCORP
filed 2008-11-14
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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
Yes  ☐     No  ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:

2,818,593 shares, common stock, $1.00 par value, as of November 12, 2008.

Item.1	Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS	SEPTEMBER 30, 2008 (unaudited)	DECEMBER 31,2007 (audited)
Cash and due from banks	$10,689	$18,196
Federal funds sold	4,345	4,189
Total cash and cash equivalents	15,034	22,385

Investment securities available for sale	89,987	89,890
Investment securities held to maturity (estimated fair value of $1,514 at September 30, 2008 and $2,752 at December 31, 2007)	1,486	2,689
Other investments	3,334	3,409
Loans held for sale	1,002	1,866
Loans	336,133	350,388
Less allowance for loan losses	(7,684)	(2,137)
Loans, net	328,449	348,251

Premises and equipment, net	18,749	16,081
Other real estate	20,082	11,498
Cash surrender value of life insurance	9,837	9,539
Goodwill	3,550	3,550
Accrued interest receivable	2,144	2,752
Income tax receivable	2,810	332
Other assets	3,651	2,309
TOTAL ASSETS	$500,115	$514,551

LIABILITIES
Noninterest-bearing deposits	$39,112	$29,741
Money market and NOW accounts	76,322	96,237
Savings	45,885	60,076
Time deposits, $100,000 and over	95,376	116,044
Other time deposits	130,582	88,169
Total deposits	387,277	390,267

Short-term borrowings	768	766
Federal funds purchased and securities sold under repurchase agreements	21,738	26,184
Federal Home Loan Bank advances	38,000	38,000
Other liabilities	4,807	5,152
TOTAL LIABILITIES	452,590	460,369

STOCKHOLDERS’ EQUITY
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,818,593 shares issued and outstanding at September 30, 2008 and December 31, 2007	2,819	2,819
Additional paid-in capital	13,490	13,490
Retained earnings	32,759	38,135
Accumulated other comprehensive loss	(1,543)	(262)
TOTAL STOCKHOLDERS’ EQUITY	47,525	54,182
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$500,115	$514,551
See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Uaudited) For the Three-Month and Nine-Month Periods Ended September 30, 2008 and 2007
(dollars in thousands, except per share amounts)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007
INCOME
Loan interest and fees on loans	$5,076	$8,123	$17,042	$24,194
Taxable investment securities	916	769	2,626	2,286
Tax exempt securities	192	276	745	821
Federal funds sold	4	68	84	211
Other	24	59	153	173

TOTAL INTEREST INCOME	6,212	9,295	20,650	27,685

INTEREST EXPENSE
Time deposits, $100,000 and over	1,018	1,570	3,658	4,248
Other deposits	1,680	2,118	5,289	6,238
Short-term and other borrowings, primarily FHLB advances	644	708	1,954	2,009

TOTAL INTEREST EXPENSE	3,342	4,396	10,901	12,495

NET INTEREST INCOME	2,870	4,899	9,749	15,190

Provision for loan losses	6,293	80	7,370	80

NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES	(3,423)	4,819	2,379	15,110

NONINTEREST INCOME
Mortgage origination income	48	207	363	605
Service charges on deposits	288	245	786	712
Other service charges and commissions	67	65	207	190
Investment securities (losses) gains, net	27	-	316	5
Gain on sale of premises and equipment	-	2	-	2
Other income	504	412	1,554	1,269
Total noninterest income	934	931	3,226	2,783

NONINTEREST EXPENSE
Salary and employee benefits	2,338	2,541	7,272	7,915
Occupancy	680	609	1,869	1,813
Other real estate expense	132	5	426	9
Computer services	164	157	432	450
Telephone	120	115	354	332
Leased equipment	119	100	353	314
General and administrative expense	1,036	1,037	3,010	3,011
Total noninterest expense	4,589	4,564	13,716	13,844

(LOSS) EARNINGS BEFORE INCOME TAXES	(7,078)	1,186	(8,111)	4,049

Income tax benefit (expense)	2,787	(331)	3,504	(1,175)

NET (LOSS) EARNINGS	$(4,291)	$855	$(4,607)	$2,874
Net (loss) earnings per common share – Basic	$(1.52)	$.29	$(1.63)	$.97
Net (loss) earnings per common share – Diluted	$(1.52)	$.29	$(1.63)	$.96
Weighted average number of common shares outstanding	2,818,593	2,968,593	2,818,593	2,968,593
Weighted average number of common and common equivalent shares outstanding	2,818,593	2,968,593	2,818,593	2,982,240
Dividends per share	$.05	$.10	$.25	$.30
See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited) For the Three- and Nine-Month Periods Ended September 30, 2008 and 2007
(dollars in thousands)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2008	2007	2008	2007

NET (LOSS) EARNINGS	$(4,291)	$855	$(4,607)	$2,874

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (losses) gains on investment securities available for sale arising during the period	342	1,263	(1,602)	(163)

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	24	(80)	(23)	(75)

Reclassification adjustment for (gains) losses on investment securities available for sale	(27)	-	(316)	(5)

Total other comprehensive income (loss), before tax	339	1,183	(1,941)	(243)

INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:

Unrealized holding (losses) gains on investment securities available for sale arising during the period	(116)	(429)	545	56

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	(8)	27	8	25

Reclassification adjustment for (gains) losses on investment securities available for sale	9	-	107	2

Total income taxes related to other comprehensive income(loss)	(115)	(402)	660	83
Total other comprehensive (loss) income, net of tax	224	781	(1,281)	(160)
Total comprehensive (loss) income	$(4,067)	$1,636	$(5,888)	$2,714
See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended September 30, 2008 and 2007
(dollars in thousands)

	Nine Months Ended September 30,
	2008	2007

CASH FLOWS PROVIDED BY OPERATING ACTIVITIES	$965	$4,019

CASH FLOWS FROM INVESTING ACTIVITIES,
Investment securities available for sale:
Proceeds from maturity	8,105	5,232
Proceeds from sales and calls	39,524	2,787
Purchases	(49,439)	(11,518)
Investment securities held to maturity:
Proceeds from maturity	1,192	593
Proceeds from calls	11	-
Other investments:
Proceeds from sale	75	-
Purchases	-	(44)
Net (increase) decrease in loans	3,588	(14,568)
Purchases of premises and equipment	(3,516)	(3,527)
Proceeds from sale of premises and equipment	-	31
Net additions of other real estate	(902)	(18)
Proceeds from sale of other real estate	1,185	261
Net cash (used by) provided by investing activities	(177)	(20,771)

CASH FLOWS FROM FINANCING ACTIVITIES,
Net increase (decrease) in deposits	(2,990)	(59,567)
Net increase (decrease) in short-term borrowings	2	12
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(4,446)	6,829
Proceeds from FHLB advances	7,000	-
Repayment of FHLB advances	(7,000)	-
Cash dividends paid	(705)	(891)
Net cash (used by) provided by financing activities	(8,139)	(53,617)

Decrease (increase) in cash and cash equivalents	(7,351)	(70,369)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	22,385	90,518
CASH AND CASH EQUIVALENTS: END OF PERIOD	$15,034	$20,149
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$8,844	$6,034
Change in components of other comprehensive income	$(1,281)	$(160)
See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Certain reclassifications have been made to the 2007 financial statement presentation to correspond to the current year’s format.

2.	Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2007.  The Company has consistently followed those policies in preparing this report.

3.	Other Comprehensive Income

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges.  Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity.  At September 30, 2008, fair value of the available for sale investment securities decreased approximately $1,918,000 when compared to the fair value at December 31, 2007.  The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased approximately $1,266,000.  These changes were the results of movements in the bond market as it responds to interest rate changes in the market.  At September 30, 2008, fair value of the cash flow hedges decreased approximately $23,000 when compared to the fair value at December 31, 2007.  The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also decreased approximately $15,000.

4.	Net Earnings Per Share

Basic net earnings per share is based on the weighted average number of common shares outstanding during the period.  Diluted net earnings per share includes the effect of potential common shares outstanding during the period.  The average market price during the period is used to compute equivalent shares.

The reconciliation of the amounts used in the computation of both basic net earnings per share and diluted net earnings per share for the three- and nine-month periods ended September 30, 2007 is shown below.  Presentation for the periods ending September 30, 2008 are not included due to the inclusion of potential common stock outstanding during these periods being anti-dilutive.

	Three Months ended	Nine Months ended
	September 30, 2007	September 30, 2007

Net earnings	$854,776	$2,873,560

Weighted average common shares outstanding	2,968,593	2,968,593
Shares issued from assumed exercise of common stock equivalents	-	13,647
Weighted average number of common and common equivalent shares outstanding	2,968,593	2,982,240

Earnings per share:
Basic	$.29	$.97

Diluted	$.29	$.96

5.	Change in Accounting Principle

Effective January 1, 2008, the Company adopted Emerging Issues Task Force Issue No. 06-04, Accounting for  Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. (“EITF 06-04”). EITF 06-04 requires a company to recognize a liability for the postretirement benefit related to an endorsement split-dollar life insurance arrangement if the employer has agreed to maintain a life insurance policy during the employee’s retirement or provide the employee with a death benefit based on the substantive agreement with the employee.  The company has post retirement benefits with several of its executives and directors.  Refer to Note 16 – “Employee Benefit and Stock Option Plans” in the Company’s consolidated financial statements included in Form 10-K for the year ended December 31, 2007.  Since the Company has agreed to maintain life insurance policies in place during the retirement years of these individuals, the Company must record a liability for the present value of the future costs to maintain the policies in force (mortality costs.)  EITF 06-04 allows companies to record the effects of adopting the EITF as a change in accounting principle through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption.  The Company recorded a liability and a cumulative-effect adjustment to retained earnings in the amount of $63,237, net of tax. Future increases in the liability will be charged to earnings in the year incurred.  For the three and nine month periods ended September 30, 2008, $4,446 and $13,338, respectively, has been recorded  to expense for the increase in the liability for future mortality costs.

6.	Fair Value

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement No.157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all financial instruments that are being measured and reported on a fair value basis.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities andto determine fair value disclosures.  Securities available-for-sale and derivatives classified as cash flow hedges (interest rate swaps) are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as loans held for sale and certain other assets.These nonrecurring fair value adjustments typically involve application of the lower of cost or market accounting or write-downs of individual assets.

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

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and an allowance for loan losses is established.  Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan in identified as individually impaired, management measures impairment in accordance with SFAS 114,  Accounting by Creditors for Impairment of a Loans, (“SFAS 114”).  The fair value of impaired loans is estimated using one of several methods, including collateral value, market value of similar debt, enterprise value, liquidation value and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  At September 30, 2008, only a small portion of the impaired loans were evaluated based on the fair value of the collateral.  In accordance with SFAS 157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Although the Company has determined that the majority of the input used to value its derivatives fall within Level 2 of the fair value hierarchy, the credit valuation adjustments associated with its derivatives utilize Level 3 inputs, such as estimates of current credit spreads to evaluate the likelihood of default by itself and its counterparties.  However, as of September 30, 2008, the Company has assessed the significance of the impact of the credit valuation adjustments on the overall valuation of its derivative positions and has determined that the credit valuation adjustments are not significant to the overall valuation of its derivatives.  As a result, the Company has determined that its derivative valuations in their entirety are classified in Level 2 of the fair value hierarchy.

Assets Recorded at Fair Value on a Recurring Basis

The table below presents the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2008.

		Balance at
		September 30, 2008

(In Thousands)	Total	Level 1	Level 2	Level 3

Investment securities available for sale	$89,987	999	88,988	-
Interest rate swap	(56)	-	(56)	-
Total assets at fair value	$89,931	999	88,932	-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2008.

		Balance at
		September 30, 2008

(In Thousands)	Total	Level 1	Level 2	Level 3

Other real estate	$20,082	-	20,082	-
Loans	27,310	-	27,310	-
	$47,392	-	47,392	-

7.	Nonperforming Assets

 Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due and other real estate owned. Accrual of interest is discontinued when either principal or interest becomes 90 days past due, (unless the loan is  both well secured and in the process of collection), or when in management’s opinion, reasonable doubt exists as to  the full collection of interest or principal.  Income on such loans is then recognized only to the extent that cash is  received and when the future collection of principal is probable.  Our Other Real Estate Owned (“OREO”) policies  and procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a  disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Anydifference between the disposition value and the loan balance is recommended for charge-off.  When the property is  transferred to OREO, the property is listed with a realtor to begin sales efforts.

The following summarizes nonperforming assets:

	September 30, 2008	December 31, 2007
Accruing loans 90 days past due	$254,650	$41,594
Nonaccrual loans	35,778,687	18,326,924
Other real estate	20,082,020	11,498,271
Total nonperforming assets	$56,115,357	$29,866,789

8.	Recent Accounting Pronouncements and Industry Events

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

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 162 identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States (the GAAP hierarchy).  The current GAAP hierarchy, as set forth in the American Institute of Certified Public Accountants (AICPA) Statement on Auditing Standards No. 69, The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles, has been criticized because (1) it is directed to the auditor rather than the entity, (2) it is complex, and (3) it ranks FASB Statements of Financial Accounting Concepts, which are subject to the same level of due process as FASB Statements of Financial Accounting Standards, below industry practices that are widely recognized as generally accepted but that are not subject to due process.  The FASB believes that the GAAP hierarchy should be directed to entities because it is the entity (not its auditor) that is responsible for selecting accounting principles for financial statements that are presented in conformity with GAAP.  Accordingly, the FASB concluded that the GAAP hierarchy should reside in the accounting literature established by the FASB and is issuing this Statement to achieve that result.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

In October 2008, the FASB issued FSP FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset is Not Active.  This FASB Staff Position clarifies the application of SFAS No. 157, Fair Value Measurements, in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  FSP FAS 157-3 provides guidance on (1) how an entity's own assumption should be considered when measuring fair value when relevant observable inputs do not exist, (2) how available observable inputs in a market that is not active should be considered when measuring fair value and (3) how the use of market quotes should be considered when assessing the relevance of observable and unobservable inputs available to measure fair value.  This FASB Staff Position is effective immediately.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operation.

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 ("EESA"), which creates  the Troubled Asset Relief Program ("TARP") and provides the U.S. Secretary of the Treasury with broad authority  to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program the "CPP") was announced by the U.S. Treasury on October 14, 2008 as part of TARP.  Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy.  The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares.  The CPP allows qualifying financial institutions to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1 percent and 3 percent of the institution's risk weighted assets ("Senior Preferred Shares").The Senior Preferred Shares will qualify as Tier 1 capital and rank senior to our common stock.  The Senior Preferred Shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five.  The Senior Preferred Shares will be non-voting, other than class voting rights on matters that could adversely affect the shares.  The Senior Preferred Shares will be callable at par after three years.  Prior to the end of three years, the Senior Preferred Shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock.  U.S. Treasury may also transfer the Senior Preferred Shares to a third party at any time.  In conjunction with the purchase of Senior Preferred Shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the Senior Preferred Shares.  The exercise price on the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average.  Companies participating in the CPP must adopt the U.S. Treasury's standards for executive compensation and corporate governance.  The extent to which the Company may ultimately participate in the program has not yet been determined.

Item.2	Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

Habersham Bancorp reported a third quarter loss of $4.2 million or $1.52 per diluted share, a decrease of 601.87% when compared to third quarter earnings of $855,000 or $.29 per diluted share in 2007.  Year-to-date loss for the nine-month period ended September 30, 2008, was $4.6 million or $1.63 per diluted share, a decrease of 260.30%, when compared to year-to-date earnings of $2.9 million or $.96 per diluted share for the same period in 2007.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Interest income for the third quarter of 2008 and 2007 was approximately $6.2 million and $9.3 million respectively, representing a decrease of approximately 33.17% when comparing the third quarter of 2008 to the same period of 2007.  Interest income for the nine-month periods of 2008 and 2007 was approximately $20.7 million and $27.7 million, respectively, representing a decrease of approximately 25.41% when comparing the 2008 period to the 2007 period.  The decreases resulted from the effect of the falling prime interest rate on our outstanding variable rate loans, decreases in average loan balances and increases in the number and balances of loans in nonaccrual status.

Interest expense for the third quarter of 2008 and 2007 was approximately $3.3 million and $4.4 million respectively, representing a decrease of approximately 23.98% when comparing the third quarter of 2008 to the same period of 2007.Interest expense for the nine-month periods of 2008 and 2007 was approximately $10.9 million and $12.5 million, respectively, representing a decrease of approximately 12.76% when comparing the 2008 period to the 2007 period.  These decreases resulted from declining rates paid on deposit and borrowing balances for the three-month and nine-month periods ended September 30, 2008 when compared to the same periods in 2007.

Net interest income before provision for loan loss for the third quarter of 2008 and the nine-month period ended September 30, 2008 decreased approximately $2.0 million or 41.42%, and $5.4 million or 35.82%, respectively, when compared to the same periods in 2007 as a result of the items discussed above.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses.  As delinquencies and foreclosures increased, Habersham Bank recorded provisions to its allowance for loan losses during the third quarter and first nine months of 2008 of approximately $6.3 million and $7.4 million, respectively.For the third quarter and nine-month period of 2007, Habersham Bank recorded a provision to its allowance for loan losses of approximately $80,000.

The net interest margin for the third quarter and first nine months of 2008 was 2.80% and 3.08%, respectively compared to 4.35% and 4.58% for the same periods in 2007.  Two factors which impact the net interest margin are average interest bearing assets, which decreased approximately $11.8 million and average interest-bearing liabilities, which increased approximately $19.7 million, when comparing the first nine months of 2008 to the first nine months of 2007.

The Company’s total assets decreased $14.4 million, or 2.80%, to $500.1 million at September 30, 2008 from $514.5 at December 31, 2007.

Decreases in the loan portfolios (net of allowance for loan losses), cash and cash equivalent balances and investment securities of approximately $20.7 million, $7.4 million and $1.1 million, respectively, were offset by increases in other real estate, other assets, and premises and equipment, net, of approximately $8.6 million, $3.5  million and $2.7 million, respectively.

Total liabilities (deposits, borrowings and other liabilities) at September 30, 2008 decreased approximately $7.7 million or 1.67% from $460.3 million at December 31, 2007 to $452.6 million at September 30, 2008. Interest bearing account balances and other borrowings decreased approximately $12.4 million and $4.1 million, respectively, and were offset by increases in noninterest bearing account balances of approximately $9.4 million.

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

Material Changes in Financial Condition

The Company’s total assets decreased $14.4 million, or 2.80%, to $500.1 million at September 30, 2008 from $514.5 million at December 31, 2007.

Cash and cash equivalents
Cash and due from banks decreased approximately $7.5 million resulting from customer’s activity within their deposit accounts during the nine month period ended September 30, 2008. Federal funds sold balances increased slightly during this period by approximately $156,000.

Investment securities
During the first nine months of 2008, purchases of investment securities available for sale totaled approximately $49.4 million, offset by maturities, calls and sales of approximately $47.6 million.The purchases consisted of approximately $25.4 million in U.S. government-sponsored enterprise bonds, $22.2 million in mortgage backed securities and $1.8 million in municipal bonds.  Calls and maturities in the investment securities held for maturity portfolio totaled approximately $1.2 million during the first nine months of 2008.  The calls and sales within the investment securities portfolio generated net gains of approximately $316,000.  The unrealized loss on the investment securities available for sale portfolio increased approximately $1.9 million during the nine-month period ending September 30, 2008.

Loans
The total loan portfolio balances and loans held for sale balances decreased approximately $14.3 million and $864,000, respectively, when comparing balances at September 30, 2008 to December 31, 2007. The decrease in the loan portfolio balances resulted from foreclosures and payout of approximately $8.8 million and $5.5 million, respectively.Decreases in the loan portfolio occurring within the real estate construction portfolio, commercial lending portfolio and loans secured by farm land totaling approximately $16.7 million, $4.2 million, $1.9 million respectively, were offset by increases in the commercial real estate, 1-4 family residential properties, other  and consumer lending portfolios totaling approximately $5.7 million, $1.9 million, $679,000, and $224,000, respectively.

Other real estate and premises & equipment
Other real estate increases of approximately $8.6 million resulted from foreclosures of properties during the first nine-month period of 2008.  See a more detailed discussion in “Asset Quality”.  Premises and equipment increased approximately $2.7 million primarily as a result of the ongoing construction of the Flowery Branch office, which is expected to be completed and in operation during the fourth quarter of 2008.

Deposits
Total deposits decreased approximately $3.0 million when comparing balances at September 30,  2008 to December 31, 2007 balances, with decreases occurring in NOW and money market, and savings account balances of approximately $20.0  million and $14.2 million, respectively, offset by increases in time deposits and  noninterest bearing deposit balances of approximately $21.7 million and $9.4 million.

Borrowings
Total borrowings decreased approximately $4.4 million when comparing September 30, 2008 balances to December 31, 2007 with increases occurring primarily in federal funds purchased and securities sold under repurchase agreements.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings for the third quarters and the first nine months of 2008 and 2007.

	Three Months ended September 30		Nine Months ended September 30
	2008	2007	2008	2007
INTEREST YIELDS EARNED:
Loans	6.08%	8.91%	6.72%	9.08%
Investment securities	5.05%	5.35%	5.21%	5.29%
Federal funds sold	1.85%	4.81%	3.00%	4.91%

INTEREST RATES PAID:
Deposits	3.17%	4.23%	3.46%	4.15%
Borrowings	3.67%	5.13%	3.91%	5.03%

Total interest income for the third quarter of 2008 decreased approximately $3.1 million or 33.17%, when compared to the third quarter of 2007.Total interest income for the first nine months of 2008 decreased approximately $7.0 million or 25.41% when compared to the same period in 2007.The decrease in interest income is the result of the following:  1) Approximately $259.0 million or 73.92% of the loan portfolio is a variable rate loan product which may reprice daily, monthly, quarterly or annually.  As the prime rate decreases, as it has in the periods being discussed, the loan yields decrease accordingly.  2) Average loan balances also decreased approximately $15.9 million or 4.47% due to maturities, payouts and foreclosures when comparing the nine-month periods ending September 30, 2008 and 2007.  3)  Nonaccrual loans increased approximately $17.5 million when compared to December 31, 2007.  Interest income is reduced as the number and balances of loans in nonaccrual status increase.  See a more detailed discussion in “Asset Quality”.

Total interest expense for the third quarter of 2008 decreased approximately $1.1 million or 23.98% when compared to the third quarter of 2007.  Average balances in interest bearing accounts decreased approximately $7.8 million when comparing the third quarter of 2008 to the third quarter of 2007.  During the same period, the average interest rate paid on deposits decreased approximately 1.06%.Rates on savings and money market accounts, interest bearing demand deposits, and time deposits decreased approximately 2.26%, .91% and .86%, respectively.Average balances in other borrowings increased approximately $14.8 million when comparing the third quarter of 2008 to the third quarter of 2007 with a decrease in the average rate paid on borrowings of approximately 1.46%.

Total interest expense for the first nine months of 2008 decreased approximately $1.6 million or 12.76% when compared to the first nine months of 2007.Average balances in interest bearing accounts increased approximately $6.4 million when comparing the first nine months of 2008 and 2007.  During the same period, the average interest rate paid on deposits decreased approximately .69%. Rates on savings and money market accounts, interest bearing demand deposits and time deposits decreased approximately 1.59%, .79% and .45%, respectively.  Average balances in other borrowings increased approximately $13.2 million when comparing the first nine months of 2008 to the first nine months of 2007 with a decrease in the average rate paid on borrowings of approximately 1.12%.

Net interest income before provision for loan losses decreased approximately $2.0 million or 41.42% for the third quarter of 2008 and decreased approximately $5.4 million or 35.82% for the first nine months of 2008 when compared to the same periods in 2007 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 2.80% for the third quarter of 2008 compared to 4.35% for the third quarter of 2007, and was 3.08% for the first nine months of 2008 compared to 4.58% for the first nine months of 2007.

Noninterest income increased $3,000 or .32% for the third quarter of 2008 over the same period in 2007 and increased $443,000 or 15.92% for the first nine months of 2008 over the same period in 2007.  Increases occurring in other income, in service charges and in net gains realized on calls and sales within the investment securities portfolio totaled approximately $92,000, $45,000 and $27,000, respectively, during the third quarter of 2008. These increases were offset by decreases within the mortgage origination fee income of approximately $159,000. Increases in the cash surrender value of life insurance, mastermoney card income, in trust fees and in gains in sale of other real estate totaling approximately $53,000, $15,000, $14,000 and $9,000, respectively, are reflected in the increase in other income.

For the first nine months of 2008, increases in net gains realized on calls and sales within the investment securities portfolio, in other income and in service charges totaled approximately $311,000, $283,000 and $91,000, respectively, when compared to the first nine months of 2007.  These increases were offset by decreases within the mortgage origination income totaling approximately $242,000.  The increase in other income resulted from  increases in cash surrender value of life insurance, trust fees, mastermoney card income and gains in sale of other real estate totaling approximately $161,000, $76,000, $36,000 and $23,000, respectively, offset by a decrease in data processing income of approximately $34,000.

The income from cash surrender value of life insurance increased due to the purchase of policies at the end of 2007. Trust fee income increased due to an increase in the volume of services performed in 2008 compared to 2007.  Mastermoney card income increased due to an increase volume of debit card transactions in 2008 compared to 2007.  The data processing income decrease since the bank ceased providing these services in late 2007.

Noninterest expense increased $25,000 or .55% for the third quarter of 2008 over the same period in 2007. Increases in other real estate expenses, occupancy expenses, leased equipment expense, computer services and telephone expense totaling approximately $127,000, $71,000, $19,000, $7,000 and $5,000, respectively, were offset by decreases in salary and employee benefits and in general and administrative expense totaling approximately $203,000 and $1,000.  Other real estate expense includes costs to maintain an increasing number of foreclosed properties.Increases in occupancy, leased equipment and telephone relate to installation and upgrade charges for the Flowery Branch Office in Hall County.  The decrease in salary and employee benefits resulted from decreases in overtime expense, commission expense and accruals for incentive compensation.  Tighter expense control measures have resulted in decreases in general and administrative expense when comparing third quarter of 2008 to third quarter 2007.

The decrease in general and administrative expenses consists primarily of decreases in  various other miscellaneous expenses and advertising and marketing expenses of approximately $30,000  and $17,000, respectively, offset by increases in outside services and office supplies totaling approximately $42,000 and $4,000,  respectively.  Outside services include FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.

Noninterest expense decreased $128,000 or .92% for the first nine months of 2008 over the same period in 2007 with decreases in salary and employee benefits,  computer services and general and administrative expense of approximately $643,000, $18,000 and $1,000, respectively. The decrease in salary and employee benefits resulted from decreases in overtime expense, commission expense and in the accrual for incentive compensation.  Tighter expense control measures have resulted in decreases in computer services and general and administrative expenses when comparing the first nine months of 2008 to the same period in 2007.

The decrease in general and administrative expenses consists primarily of decreases in advertising and marketing expenses and office supplies of approximately $70,000 and $44,000, respectively, offset by increases in outside services and various other miscellaneous expense totaling approximately $102,000 and $11,000, respectively.  Outside services include FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.

An income tax benefit of approximately $2.8 million was recorded for the three months ended September 30, 2008 compared to an income tax expense of approximately $331,000 for the three months ended September 30, 2007.  An income tax benefit of approximately $3.5 million was recorded for the first nine months of 2008 compared to an income tax expense of approximately $1.2 million for the first nine months of 2007.  The effective tax rate for the third quarter of 2008 and 2007 was 39.37% and 27.91%, respectively.  The effective tax rate for the nine months ended September 30, 2008 and 2007 was 43.20% and 29.02%, respectively.  Tax-exempt income of approximately $316,000 was 4.46% of pre-tax loss for the third quarter of 2008 when compared to 12.94% of pre-tax income for the third quarter of 2007.  Tax exempt income of approximately $1.1 million was 13.68% of pre-tax loss for the first nine months of 2008 when compared to 20.29% of pre-tax income for the first nine months of 2007.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity.  Cash flows adequate to support a repayment schedule are an element considered for all loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at September 30, 2008 was approximately $14.9 million.

At September 30, 2008 and December 31, 2007, the ratio of the allowance for loan losses to total loans was 2.29% and .61%, respectively.For the third quarter and first nine months of 2008, provision for loan losses expense totaled approximately $6.3 million and $7.4 million, respectively, and for the third quarter and first nine months of 2007 provision for loan losses expense totaled approximately $80,000.

Net charge-offs for the first nine months of 2008 totaled approximately $1.8 million compared to net charge-offs of $688,000 for the first nine months of 2007 as detailed below:

	No.	September 30, 2008	No.	September 30, 2007
Charge-offs:
Commercial	5	$80,247	2	$50,282
Real Estate	17	1,607,786	18	529,399
Consumer	53	181,517	62	190,550
Total Charge-offs	75	1,869,550	82	770,231

Recoveries:
Commercial		5,052		1,150
Real Estate		325		20,150
Consumer		41,176		61,375
Total Recoveries		46,553		82,675

Net Charge-offs		$1,822,997		$687,556

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due and other real estate owned. The following summarizes nonperforming assets:

	September 30, 2008	December 31, 2007
Accruing loans 90 days past due	$254,650	$41,594
Nonaccrual loans	35,778,687	18,326,924
Other real estate	20,082,020	11,498,271
Total nonperforming assets	$56,115,357	$29,866,789

Nonperforming assets increased approximately $26.2 million or 87.89% from December 31, 2007 to September 30, 2008.  See the discussion that follows within this section for a description of the assets that comprised this increase.

Loans classified as 90 days past due increased $213,056 or 512.23% from December 31, 2007 to September 30, 2008.  The increase is the net result of the following changes:

Balance at December 31, 2007	$41,594
New loans classified to 90 days past due status	727,933
Payments received	(509,641)
Charged-off	(5,236)
Balance at September 30, 2008	$254,650

The following summarizes accruing loans 90 days past due at September 31, 2008:
Real estate secured construction loans	$-
Residential loans	227,729
Consumer loans	26,921
Total accruing loans 90 days past due	$254,650

Impaired loans consist of loans on nonaccrual status.  The increase is the net result of the following changes:

Balance at December 31, 2007	$18,326,924
Loans reclassified to nonaccrual status in 2008	37,590,903
Payments received on nonaccrual loans during 2008	(4,795,875)
Nonaccrual loans charged-off during 2008	(1,801,331)
Nonaccrual loans reclassified to other real estate	(8,843,608)
Nonaccrual loans reclassified to accrual status in 2008	(4,698,326)
Balance at September 30, 2008	$35,778,687

Nonaccrual loans may be reclassified to accrual status upon interest and payments being brought current.  Nonaccrual loans reclassified to accrual status consisted of one construction and development loan, one loan secured by residential real estate and two consumer loans totaling approximately $4.8 million, $26,000 and $14,000, respectively.

Additions to loans on nonaccrual status consisted of the following:

September 30, 2008
Real Estate – construction & development loans	$33,788,469
Real Estate – residential loans	945,571
Real Estate – commercial	2,474,485
Commercial loans	56,897
Consumer loans	325,481
Total nonaccrual loans	$37,590,903

Payments received on nonaccrual loans include ten payoffs, restructuring of two loans and regular payments totaled approximately $4,297,289, $378,418 and $120,168, respectively.

The following summarizes nonaccrual loans at September 30, 2008 and December 31, 2007:

	Number	September 30, 2008	Number	December 31, 2007
Real Estate – construction & development loans	32	$32,687,849	36	$18,146,355
Real Estate – residential loans	13	407,988	4	145,108
Real Estate – commercial	1	2,474,485	-	-
Commercial loans	-	-	1	25,350
Consumer loans	7	208,365	1	10,111
Total nonaccrual loans	53	$35,778,687	42	$18,326,924

Other real estate at September 30, 2008 increased approximately $8.6 million or 74.65% when compared to December 31, 2007. The following summarizes other real estate at September 30, 2008 and December 31, 2007:

	Number of Properties	September 30, 2008	Number of Properties	December 31, 2007
Residential construction properties	35	$12,329,537	22	$6,324,444
Vacant lots	204	6,814,983	39	4,500,483
Commercial properties	3	937,500	2	639,500
Residential properties	-	-	1	33,844
Total other real estate	242	$20,082,020	64	$11,498,271

The increase in other real estate is the net result of the following changes:

Balance at December 31, 2007	$11,498,271
Foreclosed property	8,843,608
Additions to complete	901,610
Sales of other real estate	(1,161,469)
Balance at September 30, 2008	$20,082,020

Our Other Real Estate Owned (“OREO”) procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge-off.  Once the property is in OREO, the property is listed with a realtor to begin sales efforts.The appraised value for the other real estate properties was approximately $22.9 million at September 30, 2008.

Goodwill

Habersham Bancorp reviews its goodwill for impairment annually or more frequently if circumstances indicate that goodwill may be impaired.  During the last two quarters, Habersham Bancorp’s stock price has traded below its per share book value and fallen below tangible book value for a short period of time.  Management believes that the low stock price is more indicative of uncertainty about the economic cycle rather than the value of Habersham Bancorp’s underlying business.  Although Habersham Bancorp has not performed a complete goodwill impairment assessment, management does not believe goodwill is impaired.  The current economic environment has temporarily resulted in lower earnings and higher credit losses.  Management believes the value of Habersham Bancorp’s business remains intact and that earnings will return to past levels when the credit cycle recovers.  Habersham Bancorp will complete a full goodwill impairment assessment during the fourth quarter.

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

The Company also has the ability, on a short-term basis, to purchase federal funds from another financial institution up to $10 million.  At September 30, 2008, the Company had no federal funds purchased.Presently, the Company has made arrangements with commercial banks for short-term advances under repurchase agreement lines of credit of which none was advanced at September 30, 2008.  The Company entered into a repurchase agreement for a long term advance of $5.0 million during the first quarter of 2008.  The Company has approximately $16.7 million outstanding in commercial sweep accounts at September 30, 2008.  In addition, the Company has a total available line of $38.0 million, subject to available collateral, from the Federal Home Loan Bank.  The Company had $38.0 million in advances on this line at September 30, 2008.

Habersham Bank's liquidity policy requires that the ratio of cash and certain short-term investments to net withdrawable deposit accounts be at least 20%.  The Bank’s liquidity ratios at September 30, 2008 and 2007 were 29.66% and 20.40%, respectively.

Also, liquidity as a percent of deposits and total liabilities, with a target of 10%, is recommended to be calculated and monitored daily.Based on these guidelines, the Bank’s liquidity ratios as a percent of deposits and total liabilities follow:

	September 30, 2008	December 31, 2007
Liquidity as a percent of deposits	9.08%	13.65%
Liquidity as a percent of total liabilities	7.76%	11.53%

To improve the liquidity ratios, Habersham Bank obtained approximately a $21 million line at the Federal Discount Window during October, 2008.

At September 30, 2008, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively.  Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%.  The Company’s and the Bank’s ratios at September 30, 2008 follow:

	Habersham	Habersham
	Bank	Bancorp

Tier 1	10.38%	11.29%
Total Capital	11.64%	12.54%
Leverage	8.27%	9.03%

On October 3, 2008, Congress passed the Emergency Economic Stabilization Act of 2008 ("EESA"), which creates the Troubled Asset Relief Program ("TARP") and provides the U.S. Secretary of the Treasury with broad authority to implement certain actions to help restore stability and liquidity to U.S. markets. The Capital Purchase Program the ("CPP") was announced by the U.S. Treasury on October 14, 2008 as part of TARP. Pursuant to the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares on standardized terms from qualifying financial institutions. The purpose of the CPP is to encourage U.S. financial institutions to build capital to increase the flow of financing to U.S. businesses and consumers and to support the U.S. economy. The CPP is voluntary and requires a participating institution to comply with a number of restrictions and provisions, including standards for executive compensation and corporate governance and limitations on share repurchases and the declaration and payment of dividends on common shares. The CPP allows qualifying financial institutions to issue senior preferred shares to the U.S. Treasury in aggregate amounts between 1 percent and 3 percent of the institution's risk weighted assets ("Senior Preferred Shares"). The Senior Preferred Shares will qualify as Tier 1 capital and rank senior to our common stock. The Senior Preferred Shares will pay a cumulative dividend rate of 5 percent per annum for the first five years and will reset to a rate of 9 percent per annum after year five. The Senior Preferred Shares will be non-voting, other than class voting rights on matters that could adversely affect the shares. The Senior Preferred Shares will be callable at par after three years. Prior to the end of three years, the Senior Preferred Shares may be redeemed with the proceeds from a qualifying equity offering of any Tier 1 perpetual preferred or common stock. U.S. Treasury may also transfer the Senior Preferred Shares to a third party at any time. In conjunction with the purchase of Senior Preferred Shares, Treasury will receive warrants to purchase common stock with an aggregate market price equal to 15 percent of the Senior Preferred Shares. The exercise price on the warrants will be the market price of the participating institution's common stock at the time of issuance, calculated on a 20-trading day trailing average. Companies participating in the CPP must adopt the U.S. Treasury's standards for executive compensation and corporate governance. In order to participate, the Treasury would need to approve the Company’s participation and the Company’s shareholders would need to approve an amendment to the Company’s articles of incorporation authorizing the Board of Directors to issue preferred stock on such terms as it may determine. The minimum subscription amount available to a participating institution is 1% of risk-weighted assets. The maximum subscription amount is the lesser of $25 billion or 3% of risk-weighted assets. For the Company, the minimum amount would be approximately $4 million and the maximum amount would be approximately $11 million. The Company plans to use any capital it may receive under the CPP to fund prudent, diversified loan growth in its markets and to strengthen its capital position.

The extent to which the Company may ultimately participate in the program has not yet been determined.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2008 there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2007.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2007 included in the Company’s 2007 Annual Report on Form 10K.

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

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us

Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses during 2008, and may result in additional loan losses and loss provisions for the remainder of 2008 and 2009.These factors could result in further increases in loan loss provisions,, delinquencies and/or charge-offs in future periods, which may adversely affect our financial condition and results of operations.  If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations continue to decline, this could result in, among other things, further deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and allowance for loan and lease losses.

In addition, deterioration of the U.S. economy may adversely impact our banking business more generally.  Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Additionally, our servicing costs, collection costs and credit losses may also increase in periods of economic slowdown or recessions.  Effects of the current real estate slowdown have not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others. All of these affected businesses have banking relationships, and when their businesses suffer from recession, the banking relationship suffers as well.

We are subject to liquidity risk in our operations.

Liquidity risk in the possibility of being unable to meet our obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.  Liquidity is required to fund various obligations, including credit obligation to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses and capital expenditures.  Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.

Our ability to raise capital could be limited, could affect our liquidity and could be dilutive to existing shareholders.

Current capital markets conditions are such that traditional sources of capital may not be available to us on reasonable terms if we need to raise such capital.  In such a case, there is no guarantee that we will be able to borrow funds or successfully raise additional capital at all or on terms that are favorable or otherwise not dilutive to existing shareholders.

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

Volatility in the capital and credit markets, together with the current real estate slowdown, have resulted in significant pressure on the financial services industry.

We have experienced a higher level of foreclosures and losses upon foreclosure during recent periods than we have historically.  If current volatility and market conditions continue or worsen, our business, financial condition and results of operations could be materially adversely affected.  We may therefore experience further increases in loan losses, deterioration of capital or limitations on our access to funding or capital.

The Emergency Economic Stabilization Act of 2008 (“EESA”) may not stabilize the financial services industry.

The EESA, which was signed into law on October 3, 2008, is intended to alleviate the financial crises affecting the U.S. banking system.  A number of programs are being developed and implemented under EESA.  The EESA may not have the intended effect, however, and as a result, the condition of the financial services industry could decline instead of improve.  The failure of the EESA to improve the condition of the U.S. banking system could significantly adversely affect our access to funding or capital, the trading price of our stock, and other elements of our business, financial condition, and results of operations.

Item2	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities
The Company did not repurchase any of its shares of common stock during the period covered by this report.

Item3.	Defaults upon senior securities.
None

Item4.	Submission of matters to a vote of security holders.
None

Item5.	Other information.
None

Item6.	Exhibits

(a) The registrant submits herewith as exhibits to this report on Form 10-Q the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

31.1   Certification of Chief Executive Officer Pursuant to Section 302 of theSarbanes-Oxley Act of 2002.

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

HABERSHAM BANCORP
(Registrant)

Date November 14, 2008	/S/ Annette Banks
Chief Financial Officer
(for the Registrant and as the
Registrant’s principal financial and
accounting officer)