Form 10-K
period 2008-12-31
HABERSHAM BANCORP
filed 2009-03-13
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008.

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ___________________

Commission file number 0-13153

HABERSHAM BANCORP
(Exact name of registrant as specified in its charter)

Georgia	58-1563165
(State or other jurisdiction of Identification Number)	(I.R.S. Employer incorporation or organization)

282 Historic Highway 441 North, P. O. Box 1980, Cornelia, Georgia	30531
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (706) 778-1000

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

1,570,374 Shares of Common Stock, $1.00 par value--$11,699,286 as of June 30, 2008 (based upon market value of $7.45 /share as of that date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 10, 2009.

Common Stock, $1.00 par value--2,818,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2008
 (the “Annual Report”) are incorporated by reference into Part II.

(2)  Portions of the Company's Proxy Statement relating to the 2009 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III.

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

See “Risk Factors – Competition from Other Financial Institutions May Adversely Affect our Profitability.”

Employees

As of December 31, 2008, the Company had 161 full-time equivalent employees.  Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement.  In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

SUPERVISION AND REGULATION

Both the Company and the Bank are subject to extensive state and federal banking laws and regulations that impose restrictions on and provide general regulatory oversight of their operations.  These laws and regulations are generally intended to protect depositors and not shareholders.  Legislation and regulations authorized by legislation influence, among other things:

•	how, when, and where we may expand geographically;

•	into what product or service market we may enter;

•	how we must manage our assets; and

•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

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

Habersham Bancorp

Because the Company owns all of the capital stock of the Bank, it is a bank holding company under the federal Bank Holding Company Act of 1956.  As a result, we are primarily subject to the supervision, examination, and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve Board”).  As a bank holding company located in Georgia, the Georgia Department of Banking and Finance (the “GDBF”) also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the Federal Reserve Board’s prior approval before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or

•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve Board may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition, or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve Board is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve Board’s consideration of financial resources generally focuses on capital adequacy, which is discussed below.

Under the Bank Holding Company Act, if adequately capitalized and adequately managed, the Company or any other bank holding company located in Georgia may purchase a bank located outside of Georgia.  Conversely, an adequately capitalized and adequately managed bank holding company located outside of Georgia may purchase a bank located inside Georgia.  In each case, however, restrictions may be placed on the acquisition of a bank that has only been in existence for a limited amount of time or will result in specified concentrations of deposits.  Currently, Georgia law prohibits the acquisition of a bank that has been chartered for less than three years.

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve Board approval prior to any person or company acquiring “control” of a bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is also presumed to exist, although rebuttable, if a person or company acquires 15% or more, but less than 25%, of any class of voting securities and either:

•	the bank holding company has registered securities under Section 12 of the Securities Exchange Act of 1934; or

•	no other person owns a greater percentage of that class of voting securities immediately after the transaction.

The regulations provide a procedure for challenging the rebuttable presumption of control.

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

           To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, the Company must file an election with the Federal Reserve Board to become a financial holding company and must provide the Federal Reserve Board with 30 days’ written notice prior to engaging in a permitted financial activity. While the Company currently meets the qualification standards applicable to financial holding companies, we have not elected to become a financial holding company at this time.

Support of Subsidiary Institutions.  Under Federal Reserve Board policy, we are expected to act as a source of financial strength for the Bank and to commit resources to support the Bank.  This support may be required at times when, without this Federal Reserve Board policy, we might not be inclined to provide it.  In addition, any capital loans made by us to the Bank will be repaid only after the Bank’s deposits and various other obligations are repaid in full.  In the event of our bankruptcy, any commitment that we give to a federal banking regulator to maintain the capital of the Bank will be assumed by the bankruptcy trustee and entitled to a priority of payment.

Habersham Bank

Because the Bank is a commercial bank chartered under the laws of the State of Georgia, it is primarily subject to the supervision, examination, and reporting requirements of the FDIC and the GDBF.  The FDIC and the GDBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches, and similar corporate actions.  Both regulatory agencies also have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  The Bank is also subject to numerous state and federal statutes and regulations that affect the Bank’s business, activities, and operations.

Branching. Under Georgia law, the Bank may open branch offices throughout Georgia with the prior approval of its primary bank regulator.  In addition, with prior regulatory approval, the Bank may acquire branches of existing banks located in Georgia. The Bank and any other national or state-chartered bank generally may branch across state lines by merging with banks in other states if allowed by the target states’ laws.  Georgia’s law, subject to limited exceptions, currently permits branching across state lines through interstate mergers.

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized, and critically undercapitalized, in which all institutions are placed.  The federal banking agencies have also specified by regulation the relevant capital levels for each of the other categories.

Federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  Generally, subject to a narrow exception, the banking regulator must appoint a receiver or conservator for an institution that is critically undercapitalized.  The other capital categories are well capitalized, adequately capitalized, and undercapitalized.  As of December 31, 2008, the Bank qualified for the well-capitalized category.

A “well-capitalized” bank is one that significantly exceeds all of its capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6%, and a tier 1 leverage ratio of at least 5%.  Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action.  However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices and has not corrected the deficiency.

FDIC Insurance Assessments.  The FDIC is an independent agency of the United States government that uses the Deposit Insurance Fund to protect against the loss of insured deposits if an FDIC-insured bank or savings association fails. The FDIC must maintain the Deposit Insurance Fund within a range between 1.15 percent and 1.50 percent of all insured deposits.

The FDIC has adopted a risk-based assessment system for insured depository institutions that accounts for the risks attributable to different categories and concentrations of assets and liabilities.  The system is designed to assess higher rates on those institutions that pose greater risks to the Deposit Insurance Fund.  The FDIC places each institution in one of four risk categories using a two-step process based first on capital ratios (the capital group assignment) and then on other relevant information (the supervisory group assignment).  Within the lowest risk category, Risk Category I, rates vary based on each institution’s CAMELS component ratings, certain financial ratios, and long-term debt issuer ratings, if any.

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

For 2008, assessments ranged from 5 to 43 cents per $100 of deposits, depending on the institution’s risk category.  Institutions in the lowest risk category, Risk Category I, were charged a rate between 5 and 7 cents per $100 of deposits.  Risk Categories II, III, and IV were charged 10 basis points, 28 basis points and 43 basis points, respectively.

Because the Deposit Insurance Fund reserve fell below 1.15 percent as of June 30, 2008, and was expected to remain below 1.15 percent, the Federal Deposit Insurance Reform Act of 2005 required the FDIC to establish and implement a restoration plan to restore the reserve ratio to no less than 1.15 percent within five years, absent extraordinary circumstances.

On December 16, 2008, the FDIC adopted, as part of its restoration plan, a uniform increase to the assessment rates by 7 basis points (annualized) for the first quarter 2009 assessments.  As a result, institutions in Risk Category I will be charged a rate between 12 and 14 cents per $100 of deposits.  Risk Categories II, III, and IV will be charged 17 basis points, 35 basis points, and 50 basis points, respectively.

On February 27, 2009, the FDIC amended its restoration plan to extend the period for restoration to seven years and further revised the risk-based assessment system.  Starting with the second quarter of 2009, institutions in Risk Category I will have a base assessment rate between 12 and 16 cents per $100 of deposits.  Risk Categories II, III, and IV will have base assessment rates of 22 basis points, 32 basis points, and 45 basis points, respectively.  These base assessments will be subject to adjustments based on each institution’s unsecured debt, secured liabilities, and use of brokered deposits.  As a result of these adjustments, institutions in Risk Category I will be charged rate between 7 and 24 cents per $100 of deposits.  Risk Categories II, III, and IV will be charged between 17 and 43 basis points, 27 and 58 basis points, and 40 and 77.5 basis points, respectively.

Under an interim rule adopted on February 27, 2009, the FDIC will impose an emergency special assessment of 20 basis points as of June 30, 2009, and may impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates.

The FDIC may terminate its insurance of deposits if it finds that the institution has engaged in unsafe and unsound practices, is in an unsafe or unsound condition to continue operations, or has violated any applicable law, regulation, rule, order, or condition imposed by the FDIC.

FDIC Temporary Liquidity Guarantee Program.  On October 14, 2008, the FDIC announced that its Board of Directors, under the authority to prevent “systemic risk” in the U.S. banking system, approved the Temporary Liquidity Guarantee Program (“TLGP”). The purpose of the TLGP is to strengthen confidence and encourage liquidity in the banking system.  The TLGP is composed of two components, the Debt Guarantee Program and the Transaction Account Guarantee Program, and institutions had the opportunity, prior to December 5, 2008, to opt-out of either or both components of the TLGP.

The Debt Guarantee Program.  Under the TLGP, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions.  The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt.  For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points.  The Bank did not opt-out of the Debt Guarantee component of the TLGP.

The Transaction Account Guarantee Program.  Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee will expire at the end of 2009.  For the eligible non-interest-bearing transaction deposit accounts (including accounts swept from a non-interest bearing transaction account into an non-interest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to non-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured.  The Bank did not opt-out of the Transaction Account Guarantee component of the TLGP.

Allowance for Loan and Lease Losses.  The Allowance for Loan and Lease Losses (the “ALLL”) represents one of the most significant estimates in the Bank’s financial statements and regulatory reports.  Because of its significance, the Bank has developed a system by which it develops, maintains, and documents a comprehensive, systematic, and consistently applied process for determining the amounts of the ALLL and the provision for loan and lease losses.  The Interagency Policy Statement on the Allowance for Loan and Lease Losses, issued on December 13, 2006 encourages all banks to ensure controls are in place to consistently determine the ALLL in accordance with GAAP, the bank’s stated policies and procedures, management’s best judgment, and relevant supervisory guidance.  Consistent with supervisory guidance, the Bank maintains a prudent and conservative, but not excessive, ALLL, that is at a level that is appropriate to cover estimated credit losses on individually evaluated loans determined to be impaired as well as estimated credit losses inherent in the remainder of the loan and lease portfolio.  The Bank’s estimate of credit losses reflects consideration of all significant factors that affect the collectability of the portfolio as of the evaluation date.  See “Management’s Discussion and Analysis – Critical Accounting Policies.”

Commercial Real Estate Lending. The Bank’s lending operations may be subject to enhanced scrutiny by federal banking regulators based on its concentration of commercial real estate loans.  On December 6, 2006, the federal banking regulators issued final guidance to remind financial institutions of the risk posed by commercial real estate (“CRE”) lending concentrations.  CRE loans generally include land development, construction loans, and loans secured by multifamily property, and nonfarm, nonresidential real property where the primary source of repayment is derived from rental income associated with the property.  The guidance prescribes the following guidelines for its examiners to help identify institutions that are potentially exposed to significant CRE risk and may warrant greater supervisory scrutiny:

•	total reported loans for construction, land development and other land represent 100% or more of the institution’s total capital, or

•
total commercial real estate loans represent 300% or more of the institution’s total capital, and the outstanding balance of the institution’s commercial real estate loan portfolio has increased by 50% or more.

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking agencies shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low- and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions, and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Additionally, the Bank must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

•	Equal Credit Opportunity Act, prohibiting discrimination on the basis of race, creed, or other prohibited factors in extending credit;

•
Fair Credit Reporting Act of 1978, as amended by the Fair and Accurate Credit Transactions Act, governing the use and provision of information to credit reporting agencies, certain identity theft protections, and certain credit and other disclosures;

•	Fair Debt Collection Act, governing the manner in which consumer debts may be collected by collection agencies;

•
Soldiers’ and Sailors’ Civil Relief Act of 1940, as amended, governing the repayment terms of, and property rights underlying, secured obligations of persons currently on active duty with the United States military;

•
Talent Amendment in the 2007 Defense Authorization Act, establishing a 36% annual percentage rate ceiling, which includes a variety of charges including late fees, for certain types of consumer loans to military service members and their dependents; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the following:

•
Right to Financial Privacy Act, which imposes a duty to maintain confidentiality of consumer financial records and prescribes procedures for complying with administrative subpoenas of financial records;

•	Truth-In-Savings Act, requiring certain disclosures for consumer deposit accounts;

•
Electronic Funds Transfer Act and Regulation E issued by the Federal Reserve Board to implement that act, which govern automatic deposits to and withdrawals from deposit accounts and customers’ rights and liabilities arising from the use of automated teller machines and other electronic banking services; and

•	rules and regulations of the various federal agencies charged with the responsibility of implementing these federal laws.

Capital Adequacy

The Company and the Bank are required to comply with the capital adequacy standards established by the Federal Reserve Board, in the case of the Company, and the FDIC in the case of the Bank.  The Federal Reserve Board has established a risk-based and a leverage measure of capital adequacy for bank holding companies.  Because the Company’s consolidated total assets are less than $500 million, under the Federal Reserve Board’s capital guidelines, our capital adequacy is measured on a bank-only basis, as opposed to a consolidated basis.  The Bank is also subject to risk-based and leverage capital requirements adopted by its primary regulator, which are substantially similar to those adopted by the Federal Reserve Board for bank holding companies.

The risk-based capital standards are designed to make regulatory capital requirements more sensitive to differences in risk profiles among banks and bank holding companies, to account for off-balance-sheet exposure and to minimize disincentives for holding liquid assets.  Assets and off-balance-sheet items, such as letters of credit and unfunded loan commitments, are assigned to broad risk categories, each with appropriate risk weights.  The resulting capital ratios represent capital as a percentage of total risk-weighted assets and off-balance-sheet items.

The minimum guideline for the ratio of total capital to risk-weighted assets is 8%.  Total capital consists of two components:  Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common stockholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock, and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.  At December 31, 2008 our ratio of total capital to risk-weighted assets was 10.61% and our ratio of Tier 1 Capital to risk-weighted assets was 9.33%.

In addition, the Federal Reserve Board has established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve Board’s risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2008, our leverage ratio was 7.14%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve Board considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and certain other restrictions on its business.  As described above, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.  See “Prompt Corrective Action” above.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank.  The principal source of the Company’s cash flow, including cash flow to pay dividends to its shareholders, is dividends that the Bank pays to the Company as the Bank’s sole shareholder.  Statutory and regulatory limitations apply to the Bank’s payment of dividends to the Company as well as to the Company’s payment of dividends to its shareholders. If, in the opinion of the federal banking regulator, the Bank were engaged in or about to engage in an unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that the Bank stop or refrain from engaging in the practice.  The federal banking agencies have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal agencies have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

The Bank is required to obtain prior approval of the GDBF if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank’s net income for the prior year.  The payment of dividends by the Company and the Bank may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  At December 31, 2008, the Bank could not pay cash dividends without prior regulatory approval.

Restrictions on Transactions with Affiliates

The Company and the Bank are subject to the provisions of Section 23A of the Federal Reserve Act.  Section 23A places limits on the amount of:

•	a bank’s loans or extensions of credit to affiliates;

•	a bank’s investment in affiliates;

•	assets a bank may purchase from affiliates, except for real and personal property exempted by the Federal Reserve Board;

•	loans or extensions of credit to third parties collateralized by the securities or obligations of affiliates; and

•	a bank’s guarantee, acceptance, or letter of credit issued on behalf of an affiliate.

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  The Bank must also comply with other provisions designed to avoid taking low-quality assets.

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

The Bank is also subject to restrictions on extensions of credit to its executive officers, directors, principal shareholders, and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties, and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

Proposed Legislation and Regulatory Action

New regulations and statutes are regularly proposed that contain wide-ranging proposals for altering the structures, regulations, and competitive relationships of financial institutions operating and doing business in the United States.  We cannot predict whether or in what form any proposed regulation or statute will be adopted or the extent to which our business may be affected by any new regulation or statute.

Effect of Governmental Monetary Policies

The Bank’s earnings are affected by domestic economic conditions and the monetary and fiscal policies of the United States government and its agencies.  The Federal Reserve Board’s monetary policies have had, and are likely to continue to have, an important impact on the operating results of commercial banks through its power to implement national monetary policy in order, among other things, to curb inflation or combat a recession.  The monetary policies of the Federal Reserve Board affect the levels of bank loans, investments and deposits through its control over the issuance of United States government securities, its regulation of the discount rate applicable to member banks, and its influence over reserve requirements to which member banks are subject.  Neither the Company nor the Bank can predict the nature or impact of future changes in monetary and fiscal policies.

Item 1A.  RISK FACTORS

An investment in the Company’s common stock involves a high degree of risk. If any of the following risks other risks, which have not been identified of which we may believe are immaterial or unlikely, actually occur, our business, financial condition and results of operations could be harmed.  In such a case, the trading price of our common stock could decline, and you may lose all or part of your investment.  The risks discussed below also include forward-looking statements, and our actual results may differ substantially from those discussed in these forward-looking statements.

Investors should consider carefully the risks described below and the other information in this report before deciding to invest in the Company’s common stock.

Declines in real estate values have adversely affected our credit quality and profitability.

During 2008, confidence in the credit market for residential housing finance significantly eroded, which resulted in a reduction in financing available to buyers of new homes and borrowers wishing to refinance existing financing terms.  The tightening of credit for residential housing led to lower demand for residential housing and more foreclosures, and has reduced the absorption rate for new and existing properties.  In turn, this tightening of credit has caused market prices to fall as some property owners, including lenders who acquired property by foreclosure, have accepted lower prices to reduce their exposure to these real estate assets, which has reduced the market values for comparable real estate.

The declines in values and the increased level of marketing required to sell properties has reduced or eliminated the potential profits to many of the builders and developers of properties to whom we have extended loans.  As a result, some of these borrowers have been unable to repay their loans in accordance with their terms, which has led to an increase in our past due and non-performing loans.  If these housing trends continue or exacerbate, the Company expects that it will continue to experience increased delinquencies and credit losses.  In addition, declining real estate and other asset values may reduce the available equity associated with these assets, which, in turn, would limit the ability of borrowers to use such equity to support borrowings.

Moreover, if the current recession continues, the Company may be required to further increase our loan loss provision, and may experience significantly higher delinquencies and credit losses.  An increase in our loan loss provision or increased credit losses would reduce earnings and adversely affect the Company’s financial condition.  Furthermore, to the extent that real estate collateral is obtained through foreclosure, the costs of holding and marketing the real estate collateral, as well as the ultimate values obtained from disposition, could reduce the Company’s earnings and adversely affect the Company’s financial condition.

The Company’s business volume and growth is affected by the rate of growth and demand for housing in specific geographic markets, and most of its loans are secured by real estate located in northern Georgia, which is continuing to experience high rates of foreclosures and declining real estate prices and property values.

Based on the activity discussed above, the Company’s future rate of growth, if any, could be significantly less than its historical levels and its assets may in fact shrink, depending on the duration and extent of the current disruption in the housing and mortgage markets.

We make and hold in our portfolio a significant number of land acquisition and development and construction loans, which pose more credit risk than other types of loans typically made by financial institutions.

We offer land acquisition and development, and construction loans for builders and developers. As of December 31, 2008, approximately $148 million, or 46%, of our total loan portfolio represented loans for which the related property is neither presold nor preleased. These land acquisition and development, and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio could increase substantially in 2009, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

Ongoing deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2008, our non-performing assets increased significantly to $84.2 million, or 25%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default, and the net realizable value of real estate owned.

The homebuilding industry has experienced a significant and sustained decline in demand for new homes and an oversupply of new and existing homes available for sale in various markets, including some of the markets in which we lend. Our customers who are builders and developers face greater difficulty in selling their homes in markets where these trends are more pronounced. Consequently, we are facing increased delinquencies and non-performing assets as these builders and developers are forced to default on their loans with us. We do not know when the housing market will improve, and accordingly, additional downgrades, provisions for loan losses, and charge-offs related to our loan portfolio may occur.

Weakness in the economy and in the real estate market, including specific weakness within our geographic footprint, has adversely affected us and may continue to adversely affect us.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses during 2008, and may result in additional loan losses and loss provisions for 2009.   These factors could result in further increases in loan loss provisions, and additional delinquencies, charge-offs, or both in future periods, any of which may adversely affect our financial condition and results of operations.  If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations continue to decline, this could result in, among other things, further deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and additional increases to our allowance for loan and lease losses.

In addition, deterioration of the U.S. economy may adversely impact our banking business more generally. Economic declines may be accompanied by a decrease in demand for consumer or commercial credit and declining real estate and other asset values. Declining real estate and other asset values may reduce the ability of borrowers to use such equity to support borrowings. Delinquencies, foreclosures and losses generally increase during economic slowdowns or recessions. Additionally, our servicing costs, collection costs, and credit losses may also increase in periods of economic slowdown or recessions. Effects of the current real estate slowdown have not been limited to those directly involved in the real estate construction industry (such as builders and developers). Rather, it has impacted a number of related businesses such as building materials suppliers, equipment leasing firms, and real estate attorneys, among others, and the current recession has negatively impacted businesses of all types. All of these affected businesses have banking relationships, and when their businesses suffer from an economic slowdown or recession, the banking relationship suffers as well.

The amount of “other real estate owned” (“OREO”) increased significantly in 2008 and may continue to increase, resulting in additional losses and expenses that will negatively affect our operations.

At December 31, 2007, we had a total of $11.5 million of OREO, and at December 31, 2008, we had a total of $27.3 million of OREO, reflecting a $15.8 million increase, or 138%, from 2007 to 2008.  This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market.  As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase.  Due to the on-going economic crisis, the amount of OREO may continue to increase throughout 2009.  Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations.  Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales.

We could suffer loan losses from a decline in credit quality.

We could sustain losses if borrowers, guarantors, and related parties fail to perform in accordance with the terms of their loans.  We have adopted underwriting and credit monitoring procedures and policies, including the establishment and review of the allowance for credit losses that we believe are appropriate to minimize this risk by assessing the likelihood of nonperformance, tracking loan performance and diversifying our credit portfolio.  These policies and procedures, however, may not prevent unexpected losses that could materially adversely affect our results of operations.

Our allowance for loan losses may not be adequate to cover actual loan losses, which may require us to take a charge to our earnings and adversely impact our financial condition and results of operations.

We maintain an allowance for estimated loan losses that we believe is adequate for absorbing any probable losses in our loan portfolio.  Management determines the allowance for loan losses based upon an analysis of general market conditions, credit quality of our loan portfolio, and performance of our customers relative to their financial obligations to us.  The amount of future losses is susceptible to changes in economic, operating, and other conditions, including changes in interest rates,  that may be beyond our control.  These future losses may exceed the allowance for estimated loan losses.  Although management believes that the allowance for estimated loan losses is adequate to absorb any probable losses on existing loans that may become uncollectible, there can be no assurance that the allowance will prove sufficient to cover actual loan losses in the future.  Significant increases to the provision for loan losses may be necessary if material adverse changes in general economic conditions occur or the performance of our loan portfolio deteriorates.  Additionally, federal banking regulators, as an integral part of their supervisory function, periodically review the allowance for estimated loan losses.  If these regulatory agencies require us to increase the allowance for estimated loan losses, it would have a negative effect on our results of operations and financial condition.

Our profitability is vulnerable to interest rate fluctuations.

Our profitability depends substantially upon our net interest income.  Net interest income is the difference between the interest earned on assets, such as loans and investment securities, and the interest paid for liabilities, such as savings and time deposits and out-of-market certificates of deposit.  Market interest rates for loans, investments, and deposits are highly sensitive to many factors beyond our control.  Recently, interest rate spreads have generally narrowed due to changing market conditions, policies of various government and regulatory authorities, and competitive pricing pressures, and we cannot predict whether these rate spreads will narrow even further.  This narrowing of interest rate spreads could adversely affect our financial condition and results of operations.

At December 31, 2008 we were in a liability sensitive position, which generally means that changes in interest rates affect our interest paid on liabilities quicker than our interest earned on assets because the rates paid on our liabilities reset sooner than rates earned on our assets.  Accordingly, we anticipate that any interest rate increases by the Federal Reserve throughout 2009 will have a negative affect on our net interest income over the short term until the interest rates earned on our assets reset.

In addition, we cannot predict whether interest rates will continue to remain at present levels.  Changes in interest rates may cause significant changes, up or down, in our net interest income.  Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

The FDIC Deposit Insurance assessments that we are required to pay may materially increase in the future, which would have an adverse effect on our earnings.

As an insured depository institution, we are required to pay quarterly deposit insurance premium assessments to the FDIC.  These assessments are required to ensure that FDIC deposit insurance reserve ratio is at least 1.15% of insured deposits.  Under the Federal Deposit Insurance Act, the FDIC, absent extraordinary circumstances, must establish and implement a plan to restore the deposit insurance reserve ratio to 1.15% of insured deposits, over a five-year period, when the reserve ratio falls below 1.15%.  The recent failures of several financial institutions have significantly increased the Deposit Insurance Fund’s loss provisions, resulting in a decline in the reserve ratio.  The FDIC expects a higher rate of insured institution failures in the next few years, which may result in a continued decline in the reserve ratio.

Beginning on January 1, 2009, there was a uniform seven basis points (annualized) increase to the assessments that banks pay for deposit insurance.  The increased assessment rates range from 12 to 50 basis points (annualized) for the first quarter 2009 assessment, which will be owed on June 30, 2009.  Beginning on April 1, 2009, the FDIC will modify the risk-based assessments to account for each institution’s unsecured debt, secured liabilities and use of brokered deposits.  Assessment rates will range from 7 to 77.5 basis points (annualized) starting with the second quarter 2009 assessments, which will be owed on September 30, 2009.  In addition, the FDIC has adopted an interim rule to impose an emergency assessment of 20 basis points as of June 30, 2009, which will be owed on September 30, 2009.  The FDIC may also impose additional emergency special assessments of up to 10 basis points thereafter if the reserve ratio is estimated to fall to a level that the FDIC believes would adequately affect public confidence or to a level that shall be close to zero or negative at the end of a calendar quarter.

Due to the recent increases in the assessment rates, and the potential for additional increases, we will be required to pay additional amounts to the Deposit Insurance Fund throughout 2009, which could have an adverse effect on our earnings.  If the deposit insurance premium assessment rate applicable to us increases again, either because of our risk classification, because of emergency assessments, or because of another uniform increase, our earnings could be further adversely impacted.

The Company’s ability to pay dividends is limited and we may be unable to pay future dividends.  As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gains on your investment for the foreseeable future.

We have suspended dividend payment on our common stock and make no assurances that we will pay any dividends in the future.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.  The holders of our common stock are entitled to receive dividends when, and if declared by our Board of Directors out of funds legally available for that purpose.  As part of our consideration to pay cash dividends, we intend to retain adequate funds from future earnings to support the development and growth of our business.  In addition, our ability to pay dividends is restricted by federal policies and regulations.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank, and Georgia Department of Banking and Finance regulations prohibit the Bank from paying dividends in 2009.  See Item 5—“Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.”

Competition from other financial institutions may adversely affect our profitability.

The banking business is highly competitive, and we experience strong competition from many other financial institutions.  We compete with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other financial institutions, which operate in our primary market areas and elsewhere.

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well established and much larger financial institutions.  While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification.

Although we compete by concentrating our marketing efforts in our primary market area with local advertisements, personal contacts, and greater flexibility in working with local customers, we can give no assurance that this strategy will be successful.

The impact of the current economic downturn on the performance of other financial institutions in our geographic area, actions taken by our competitors to address the current economic downturn, and the public perception of and confidence in the economy generally, and the banking industry specifically, could negatively impact our performance and operations.

All financial institutions are subject to the same risks resulting from a weakening economy such as increased charge-offs and levels of past due loans and nonperforming assets. As troubled institutions in our market area continue to dispose of problem assets, the already excess inventory of residential homes and land lots will continue to negatively affect home values and increase the time it takes us or our borrowers to sell existing inventory.  Additionally, the perception that smaller, community banking institutions are risky institutions for purposes of regulatory compliance or safeguarding deposits may cause depositors, nonetheless to move their funds to larger institutions. If our depositors should move their funds based on events happening at other financial institutions, our operating results would suffer.

Negative publicity about financial institutions, generally, or about the Company or Bank, specifically, could damage the Company’s reputation and adversely impact its business operations and financial results.

Reputation risk, or the risk to our business from negative publicity, is inherent in our business. Negative publicity can result from the actual or alleged conduct of financial institutions, generally, or the Company or Bank, specifically, in any number of activities, including leasing practices, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action, any of which could negatively affect our business operations or financial results.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis.  Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures.  Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations, and access to other funding sources.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Factors that could detrimentally affect our access to liquidity sources include a decrease in the level of our business activity due to a market downturn or adverse regulatory action against us.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.

Adverse market conditions and future losses may require us to raise additional capital to support our operations, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

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

We intend to continue pursuing a growth strategy for our business.  Our prospects must be considered in light of the risks, expenses, and difficulties frequently encountered by companies in growth stages of development.  We cannot assure you we will be able to expand our market presence in our existing markets or successfully enter new markets or that any such expansion will not adversely affect our results of operations.  Failure to manage our growth effectively could have a material adverse effect on our business, financial condition, results of operations, or future prospects, and could adversely affect our ability to successfully implement our business strategy.  Also, if our growth occurs more slowly than anticipated or declines, our results of operations could be materially adversely affected.

Our ability to grow successfully will depend on a variety of factors including the continued availability of desirable business opportunities, the competitive responses from other financial institutions in our market areas and our ability to manage our growth.  While we believe we have the management resources and internal systems in place to manage our future growth, there can be no assurance that growth opportunities will be available or growth will be managed successfully.

Our plans for future expansion depend, in some instances, on factors beyond our control, and an unsuccessful attempt to achieve growth could have a material adverse effect on our business, financial condition, results of operations, and future prospects.

We expect to continue to engage in new branch expansion.  We may also seek to acquire other financial institutions, or parts of those institutions, though we have no present plans in that regard.  Expansion involves a number of risks, including the following:

•	the time and costs of evaluating new markets, hiring experienced local management, and opening new offices;

•	the time lags between these activities and the generation of sufficient assets and deposits to support the costs of the expansion;

•	our potential inability to finance an acquisition without diluting the interests of our existing shareholders;

•	the diversion of our management’s attention to the negotiation of a transaction may detract from their business productivity;

•	entering into new markets where we may lack experience; and

•	introducing into our business new products and services with which we have no prior experience.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain, highly dependent on our executive management team, consisting of our Chief Executive Officer, David D. Stovall; our President, Edward D. Ariail; and our Chief Operating Officer, Bonnie Bowling.  This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us.  Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our growth and profitability.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 48.6% of our fully diluted outstanding common stock as of December 31, 2008.  As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to influence the outcome of all matters submitted to our stockholders for approval, including the election of directors.

Even though our common stock is currently traded on the Nasdaq Global Market, it has substantially less liquidity than the average stock quoted on a national securities exchange.

The trading volume in our common stock on the Nasdaq Global Market is relatively low when compared with larger companies listed on the Nasdaq Global Market or other stock exchanges.  We cannot say with any certainty that a more active and liquid trading market for our common stock will develop.  Because of this, it may be more difficult for you to sell a substantial number of shares for the same price at which you could sell a smaller number of shares, and you may not be able to sell your shares at all.

We cannot predict the effect, if any, that future sales of our common stock in the market, or their availability of shares of common stock for sale in the market, will have on the market price of our common stock.  As a result, sales of substantial amounts of our common stock in the market, or the potential for such sales, could cause the price of our common stock to decline or impair our future ability to raise capital through sales of our common stock.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve System (“Federal Reserve Board”).  Our subsidiary bank is primarily regulated by the Federal Deposit Insurance Corporation (the “FDIC”) and the Georgia Department of Banking and Finance.  Our compliance with Federal Reserve Board, FDIC, and Department of Banking and Finance regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.  We are also subject to capital requirements of our regulators.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, our cost of compliance could adversely affect our ability to operate profitably.

The rules and regulations promulgated by the SEC that currently apply to us, together with related exchange rules and regulations, have increased the scope, complexity and cost of our corporate governance, reporting, and disclosure practices.  Additional legislation or regulations, or amendments to current legislation or regulations, related to corporate governance, reporting, and disclosure may cause us to experience greater compliance costs.

Natural disasters or other adverse weather events could negatively affect our local economies or disrupt our operations, which could have an adverse effect on our business or results of operations.

Georgia’s economy is affected, from time to time, by tornadoes and other natural disasters.  We cannot predict whether, or to what extent, damage caused by these events will affect our operations, our customers, or the economies in our banking markets.  However, weather events could cause a decline in loan originations, destruction or decline in the value of properties securing our loans, or an increase in the risks of delinquencies, foreclosures, and loan losses.

Item 1B.  UNRESOLVED STAFF COMMENTS

Not applicable.

Item 2.  PROPERTIES

The Company's principal office (as well as that of Advantage Insurers, Inc.)is located at Habersham Bank's Central Habersham office, 282 Historic Highway 441, Cornelia, Georgia.  The telephone number of that office is (706) 778-1000.

Habersham Bank's North Habersham (main) office is located at 1151 Washington Street, Clarkesville, Georgia.  The telephone number of that office is (706) 778-1000.  Habersham Bank also has twelve full-service branch offices.   Its Central Habersham office is located at 282 Historic Highway 441, Cornelia, Georgia; its South Habersham office is located at 186 441 By-Pass, Baldwin, Georgia; its Cleveland Office is located at 575 South Main Street, Cleveland, Georgia; its Canton Office is located at 1925 Marietta Highway, Canton, Georgia; its Hickory Flat Office is located at 6782 Hickory Flat Highway, Canton, Georgia; its Warrenton Office is located at 189 Legion Drive, Warrenton, Georgia; its Braselton Office is located at 6322 Grand Hickory Drive, Braselton, Georgia; its Toccoa Office is located at 27 North Big A Road; its Eastanollee Office is located at 370 Wal-Mart Way, Eastanollee, Georgia; its Cumming Office is located at 2740 Nuckolls Road, Cumming, Georgia and its Flowery Branch Office is located at 5977 Sprout Springs Road, Flowery Branch, Georgia.  Each office has a 24-hour teller machine, with the exception of the Warrenton Office.  Habersham Bank owns its office properties without encumbrance, with the exception of the Eastanollee Office, which is leased.

Item 3.  LEGAL PROCEEDINGS

The Company is not a party to, nor is any of its property the subject of, any material pending legal proceedings, other than ordinary routine litigation incidental to its business, and no such proceedings are known to be contemplated by governmental authorities.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

A special meeting of shareholders was held December 17, 2008 at the Company’s Central Office at 282 Historic Highway 441 North, Cornelia, Georgia  30531.

No election of directors took place at this meeting.

The following matters were voted on at the meeting as was previously identified in the proxy material forwarded to each shareholder:

Proposal to approve a proposed amendment to the Company’s Articles of Incorporation authorizing a class of 10,000,000 shares of preferred stock, no par value, as set forth in Appendix A to the Proxy statement.

Votes were cast as follows:

For:  1,869,354     Against:  57,233     Abstain:  2,751     Broker Non-votes:  0

Proposal to authorize management of the Company to adjourn the meeting to another time and date in order to allow the Board of Directors to solicit additional proxies or attendance at the meeting.

Votes were cast as follows:

For:  1,871,645     Against:  55,473     Abstain:  2,210     Broker Non-votes:  0

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Habersham Bancorp is traded on the Nasdaq Global Market ("Nasdaq") under the symbol HABC.  At December 31, 2008 Habersham Bancorp had approximately 497 shareholders of record.  The following table sets forth the high and low sale prices and the cash dividends paid on the Company's common stock on a quarterly basis for the past two fiscal years and a portion of the first quarter of 2009.  The Company suspended dividends on its common stock on November 19, 2008.

2009	High	Low	Dividend
First quarter (through March 5, 2009)	4.74	2.66	.00

2008	High	Low	Dividend

Fourth quarter	$7.00	$2.35	$-
Third quarter	7.09	5.52	0.05
Second quarter	14.20	7.08	0.10
First quarter	15.60	13.28	0.10

2007	High	Low	Dividend

Fourth quarter	$17.01	$12.82	$0.60
Third quarter	20.00	15.65	0.10
Second quarter	23.97	19.58	0.10
First quarter	24.50	22.00	0.10

Cash dividends on Habersham Bank’s common stock may be declared and paid only out of its retained earnings, and dividends may not be distributed at any time when the Bank’s paid-in capital and appropriated earnings do not, in combinations, equal at least 20% of its capital stock account.  In addition, the GDBF’s rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the Bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank’s net earnings, after taxes but before dividends, for the previous calendar year, or (iii) the percentage of the Bank’s loans classified as adverse as to repayment or recovery by the GDBF at the most recent examination of the Bank exceeds 80% of the Bank’s equity as reflected at such examination.  As of December 31, 2008 the Bank could not declare dividends without regulatory approval. See “Risk Factors – The Company’s ability to pay dividends is limited and we may be unable to pay future dividends.  As a result, capital appreciation, if any, of our common stock may be your sole opportunity for gain on your investments for the foreseeable future.”

Other than the issuance of $3.0 million of Series A Preferred Stock as previously reported in the Company’s current report on Form 8-K filed on January 5, 2009, the Company did not issue any of its equity securities without registration under the Securities Act of 1933, as amended, during 2008.

See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a table presenting information on equity securities subject to future issuance under the Company’s equity compensation plans.

Item 6.  SELECTED FINANCIAL DATA

SELECTED FINANCIAL DATA
(In thousands, except share and per share data)

	For the years ended December 31,
	2008	2007	2006	2005	2004
SUMMARY OF OPERATIONS
Interest income	$26,135	$36,376	$34,460	$25,936	$20,743
Interest expense	14,288	16,847	13,218	8,600	6,791
Provision for loan losses	16,021	675	-	330	483
Other income	4,117	3,779	3,656	3,448	4,431
Other expense	22,630	18,672	17,194	14,991	14,777
Net (loss) earnings	(14,849)	2,939	5,293	3,813	2,343

PER SHARE AMOUNTS
Net (loss) earnings per common share-diluted	$(5.27)	$1.00	$1.77	$1.30	$0.80
Dividends	$0.25	$0.90	$0.36	$0.32	$1.28
Weighted average number of common and common equivalent shares outstanding	2,218,593	2,952,528	2,983,048	2,938,698	2,939,951

AT DECEMBER 31
Total assets	$494,869	$514,219	$555,738	$478,431	$385,933
Earning assets	412,864	450,294	502,035	435,091	355,093
Loans, net	310,607	348,251	342,816	316,773	277,137
Deposits	392,888	390,267	450,629	372,762	292,957
Long-term debt	38,000	38,000	38,000	42,300	36,000
Stockholders’ equity	41,998	54,182	55,564	50,257	48,006

RATIOS
Return on average assets	(2.95)%	.59%	1.13%	.91%	.62%
Return on average equity	(31.21)%	5.23%	10.06%	7.76%	4.86%
Dividend payout ratio	NM	87.83%	20.03%	24.63%	160.00%
Average equity to average assets ratio	9.44%	11.24%	11.25%	11.77%	12.66%

NM – not meaningful in a loss year

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

The Company’s continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Gwinnett, Stephens, Forsyth and Hall counties in Georgia.  Habersham Bank’s main office is located in Cornelia, Georgia, and it has 11 branch offices, with its most recent branch office having been opened in Flowery Branch (Hall County), Georgia in the fourth quarter of 2008.  The Company’s primary source of revenue is interest income on loans to businesses and individuals in its market area.

EXECUTIVE SUMMARY

Year Ended December 31, 2008
The Company’s primary source of income is interest income from loans and investment securities.  Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Net loss for the year ended December 31, 2008 was $14.8 million or $5.27 per diluted share, a decrease of $17.8 million or 605.19% when compared to net earnings of $2.9 million or $1.00 per diluted share for the year ended December 31, 2007.  The decrease resulted primarily from a decrease in net interest income, increased provisions for loan losses and a goodwill impairment charge of approximately $7.7 million, $15.3 million and $3.5 million, respectively.

The decrease in net interest income was attributable to increases in the number and balances of loans on nonaccrual status and the number and balances of variable rate loans repricing at lower rates and a smaller net interest margin.  Interest income for the year ended December 31, 2008 was approximately $26.1 million, representing a decrease of approximately 28.15%, when compared to 2007. The decrease resulted from: 1) the effect of the falling prime interest rate on outstanding variable rate loans totaling approximately $245.4 million, 2) average loan balances decreasing approximately $16.2 million when compared to 2007, and 3) nonaccrual loans increasing approximately $37.7 million.   Interest expense for the year ended December 31, 2008 was approximately $14.3 million, representing a decrease of approximately $2.6 million when compared to 2007.  This decrease resulted from declining rates paid on deposit and borrowing balances during 2008.  The net interest margin for the year ended December 31, 2008 was 2.79%, a decrease from 4.41% for the year ended December 31, 2007.   In addition, increases in interest costs outpaced increases in interest earned as variable rate interest loans repriced at lower interest rates more quickly than the rates paid on deposit balances as each responded to decreases in the interest rates set by the Federal Reserve Bank.

Net interest income before provision for loan loss for the year ended December 31, 2008, decreased approximately $7.7 million or 39.34% when compared to 2007 as a result of the items discussed above.  Declines in the U.S. economy and our local real estate markets contributed to our increase in the provision for loan losses.  As delinquencies and foreclosures increased, Habersham Bank recorded provisions to its allowance for loan losses of approximately $16.0 million for 2008.

During the fourth quarter of 2008, the Company engaged an independent business valuation firm to perform an assessment of the Company’s goodwill.  The assessment concluded that the Company had an impairment of its goodwill.  The fair value was determined based on two different approaches, the market approach and the income approach. Based on the assessment, the Company concluded that all of the goodwill was impaired and a non-cash impairment charge of $3.5 million was recorded to operations during the fourth quarter of 2008.

At December 31, 2008, Habersham Bank’s other real estate portfolio totaled approximately $27.3 million, an increase of approximately $15.8 million when compared to December 31, 2007.  This increase resulted in higher legal and professional services expenses for 2008 in foreclosure and maintenance costs.  The other real estate properties are primarily located in the metro Atlanta area and the surrounding counties.

The Company’s total assets decreased $19.3 million, or 3.76%, to $494.9 million at December 31, 2008 when compared to $514.2 million at December 31, 2007.  Decreases in loans, cash and cash equivalents, and in goodwill of approximately $39.5 million, $8.1 million and $3.5 million, respectively, were offset by increases in other real estate, other assets (income tax receivable and deferred tax accounts, accrued interest receivable, company owned life insurance, etc.), investment securities and premises and equipment of approximately $15.8 million, $7.5 million, $5.7 million and $3.4 million, respectively.

The Company’s total liabilities (deposits, borrowings and other liabilities) at December 31, 2008 decreased approximately $7.2 million or 1.56% to $452.9 at December 31, 2008 from $460.0 million at December 31, 2007.   Decreases in other borrowings of approximately $9.8 million were offset by increases in deposits of approximately $2.6 million. A decrease in total stockholders’ equity of approximately $12.2 million resulted from the year-to-date loss of approximately $14.8 million and dividend payments of approximately $705,000, offset by the sale of preferred stock of approximately $3 million.

The following discussion sets forth the major factors that affect the Company’s results of operations and financial condition.  These comments should be read in conjunction with the consolidated financial statements and related notes.

This discussion contains forward-looking statements involving risks and uncertainties.  Results may differ significantly from those discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, risks involving the potential adverse effect of changes in U.S., state and local economic and real estate market conditions, unexpected changes in interest rates and the current interest rate environment, difficulties in expanding into new market areas, loan losses and the adequacy of the Company’s loan loss allowance, changes in regulation and legislation, competition and other risks identified in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and its other filings with the Securities and Exchange Commission.

CRITICAL ACCOUNTING ESTIMATES

In reviewing and understanding financial information for the Company, you are encouraged to read and understand the significant accounting policies which are used in preparing the consolidated financial statements of the Company.  These policies are described in Note 2 to the consolidated financial statements which are presented elsewhere in this annual report.  Of these policies, management believes that the accounting for the allowance for loan losses is the most critical.  This is because of the subjective nature of the estimates used in establishing the allowance and the effect these estimates have on the Company’s earnings.  Because the allowance is replenished by means of a provision for loan losses that is charged as an expense against net earnings, the estimation of the allowance affects the Company’s earnings directly.  Losses on loans result from a broad range of causes, from borrower-specific problems to industry issues to the impact of the economic environment.  The identification of the factors that lead to default or non-performance under a loan agreement and the estimation of loss in these situations is very subjective.  In addition, a dramatic change in the performance of one or a small number of borrowers can have a significant impact on the estimate of losses.  As described further below, under “Allowance for Loan Losses,” management has implemented a process that has been applied consistently to systematically consider the many variables that impact the estimation of the allowance for loan losses.

Certain economic factors could have a material impact on the loan loss allowance determination and its adequacy.  The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the determination is a consideration of concentrations in collateral which secure the loan portfolio.  The Company’s loan portfolio is secured primarily by commercial and residential real estate, with such loans comprising approximately 90% of the total loan portfolio at December 31, 2008.

The commercial and residential real estate loan portfolio is segregated into construction and land development, loans secured by commercial properties, 1-4 family residential properties, and other land loans totaling approximately $148.1 million, $82.0 million, $60.8 million and $1.2 million, respectively. The construction, land development and other land loan portfolios have been the hardest hit by the downturn in the economy resulting in increases in nonperforming assets.    Habersham Bank held concentrations of loans totaling 100% or more of Tier 1 Capital to borrowers in land and subdivision development and real estate lessors (amortized non-owner occupied) at December 31, 2008 and 2007.  See “Loans.”

The Company will, from time to time, make unsecured loans.  The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at December 31, 2008 and 2007 was $14.2 million and $11.9 million, respectively.

Refer to the section entitled “Allowance for Loan Losses” for an additional discussion of the key assumptions and methods used in determining the allowance for loan losses, as well as inherent risks in estimating the allowance.

RESULTS OF OPERATIONS

Habersham Bancorp experienced a net loss of $14.8 million for the year ended December 31, 2008, or diluted loss of $5.27 per share, representing a decrease of 605.19% from 2007.  For the years ended December 31, 2007 and 2006, net earnings were $2.9 million and $5.3 million, respectively, with related diluted earnings per common and common equivalent share of, $1.00 and $1.77, respectively, representing a decrease of 44.50% from 2006 to 2007.

For the year ended December 31, 2008, the net loss represented a loss on average equity of 31.21%.  For the years ended December 31, 2007 and 2006, net earnings represented a return on average equity of 5.23% and 10.06% in 2007 and 2006, respectively.

The decrease in net earnings for the year ended December 31, 2008, when compared to the year ended December 31, 2007, was primarily due to a decrease in net interest income of approximately $7.7 million or 39.3% and in increases in noninterest expense of approximately $4.0 million or 21.20% and in the provision for loan losses of $15.3 million or 2272.6% when compared to 2007. The provision for loan loss was increased in order to maintain an adequate allowance for loan losses.  The decrease in Interest income includes the loss of interest income of approximately $2.4 million on nonaccrual loans during 2008.  The increase in noninterest expense is primarily attributable to a $3.5 million goodwill impairment expense.  Additional factors include:  increases in other real estate expenses, occupancy expense, telephone and leased equipment expense totaling approximately $1.2 million, $251,000, $40,000 and $47,000, respectively, when compared to 2007 expenses.

Goodwill was determined to be impaired primarily due to the decrease in the valuation of the Company’s common stock based on market trading prices versus its much higher tangible book value.  Therefore, a $3.5 million goodwill impairment charge was taken during the fourth quarter of 2008.

Net earnings for the year ended December 31, 2007 were $2.9 million or $1.00 per diluted share, a decrease of 44.5% when compared to $5.3 million or $1.77 per diluted share for the year ended December 31, 2006.   The decrease was attributable primarily to an increase in nonaccrual loans, which reduced interest income and increased expenses related to the provision for loan losses.  During 2007, nonaccrual loans increased by $17.8 million, or 3549.1%, and net interest income decreased by $1.7 million, or approximately 8.1%.  The increase in nonaccrual loans resulted principally from a decline in the 1-4 family real estate market in both construction lending and new mortgages.  To maintain an adequate allowance for loan losses, the Company increased the provision for loan losses to $675,225 during 2007.  In addition, increases in interest costs outpaced increases in interest earned as variable rate interest loans repriced at lower interest rates more quickly than the rates paid on deposit balances as each responded to decreases in the interest rates set by the Federal Reserve Bank.  Increases in noninterest expense, which includes salaries and employee benefits, occupancy expenses, computer expenses, telephone expense, etc. of approximately $1.5 million resulted primarily from the staffing and operation of the Cumming office, which began operation in January 2007.

NET INTEREST INCOME

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.

	2008	2007	2006

Net interest income	$ 11.8 million	$ 19.5 million	$ 21.2 million

Net interest income for 2008 decreased approximately $7.7 million or 39.3% when compared to 2007, which had decreased approximately $1.7 million or 8.07% when compared to 2006.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings for 2008, 2007 and 2006.

	2008	2007	2006
Interest yields earned:	Yields	Yields	Yields
Loans	6.32%	8.91%	9.01%
Investment securities	5.16%	5.32%	5.08%
Federal funds sold	2.29%	4.93%	4.89%
Loans held for sale	5.68%	5.58%	4.72%

Interest rates paid:	Rates	Rates	Rates
Deposits	3.39%	4.15%	3.54%
Borrowings	3.91%	5.00%	4.71%

Yields and rates reflect adjustments in pricing as the Federal Reserve moves the prime interest rate.

During 2008, average balances in interest earning assets decreased approximately $14.1 million or 3.08%.  During the same time period, average balances in interest bearing liabilities increased approximately $16.9 million or 4.29%.      During 2007, average balances in interest earning assets increased approximately $23.8 million or 5.49% in the aggregate.  During the same time period, average balances in interest bearing liabilities increased approximately $36.4 million or 10.16%.

During 2008, interest income decreased approximately $10.2 million when compared to 2007.  Decreases in loan interest income and federal funds sold of approximately $10.3 million and $176,000, respectively, were offset by increases in investment securities income of approximately $190,000.  Loss of interest income on nonaccrual loans totaled approximately $2.4 million during 2008.  Loan yields decreased by 259 basis points when comparing yields for 2008 to yields for 2007, as variable rate loans repriced in response to the decreasing prime rate.

During 2007, interest income increased approximately $1.9 million when compared to 2006.  Increases in interest income resulting from the loan portfolio and investment securities totaling approximately $1.7 million and $343,000, respectively, were offset by decreases in federal funds sold income of approximately $170,000.  Interest income from loans was net of interest losses on nonaccrual loans totaling approximately $616,000 during 2007.  Loan yields also decreased by 10 basis points when comparing yields for 2007 to yields for 2006, as variable rate loans repriced in response to the decreasing prime rate.

Interest expense for 2008 decreased approximately $2.6 million, or 15.19%, when compared to 2007.  Interest expense for deposits and borrowings decreased approximately $2.4 million and $202,000, respectively.   Average interest rates paid on deposit balances was 3.39% for 2008 compared to 4.15% for 2007.  Increases in average certificate of deposit balances totaling approximately $16.9 million were offset by decreases in average savings, money market and NOW accounts of approximately $10.0 million, as depositors moved into higher yielding accounts.   Average borrowing balances for 2008 increased approximately $10.0 million when compared to 2007, primarily in securities sold under repurchase agreements.

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

The tax equivalent net interest margin of the Company was 2.79% in 2008, 4.41% in 2007 and 5.03% in 2006.  The net interest margin of the Company decreased due to decreases in loan yields, increases in deposit and short-term borrowing rates and the loss of interest on nonaccrual loans.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

Average balances in the total loan portfolio decreased approximately $16.2 million, or 4.59% at December 31, 2008 from 2007 average balances.  The total loan portfolio decreased approximately $27.6 million during 2008.  Decreases in the real estate construction and land development portfolios, commercial loans, commercial real estate portfolios and consumer lending totaling approximately $27.8 million, $3.7 million, $1.3 million and $581,000, respectively, were offset by increases in the residential mortgage portfolio of approximately $5.6 million. The decrease in the real estate construction and land development portfolios is net of approximately $17.8 million of foreclosures of loans as result of the decline in the real estate market for both construction lending and acquisition and development of residential properties.

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

Average balances of investment securities increased approximately $4.2 million, or 4.43%, from year-end 2007 to 2008.  Purchases of investment securities totaled approximately $62 million during 2008, offset by sales and calls and maturities of investment securities of approximately $47.6 million and $9.7 million, respectively.   Purchases of U.S. government-sponsored enterprises and tax-exempt state and political subdivisions securities totaled approximately $60.2 million and $1.8 million, respectively.

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

Average balances in the total deposit portfolio increased approximately $3.2 million, or ..84% during 2008.  Average account balances in time deposits increased approximately $17.0 million.  Decreases in average account balances in noninterest bearing accounts, savings and interest bearing demand deposits totaled approximately $3.8 million, $8.6 million and $1.4 million, respectively.   Deposit balances moved from lower interest rates in money market and savings accounts to higher yields in time deposit accounts.

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

The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest-earning assets, average rates paid on interest-bearing liabilities, interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities, and net interest margin.  Yields on non-taxable instruments are reported on a tax-equivalent basis.  This information is presented for the years ended December 31, 2008, 2007 and 2006.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

	2008			2007
	Average Balance	Income/ (Expense)	Average Yield/ Cost	Average Balance	Income/ (Expense)	Average Yield/ Cost
Interest-earning assets:
Loans, net (1)	$338,026,055	$21,360,453	6.32%	$354,273,983	$31,578,826	8.91%
Investment securities (2):
Taxable	76,663,491	3,716,692	4.85%	67,679,357	3,322,931	4.91%
Tax exempt	22,154,481	906,024	6.24%	26,944,544	1,110,046	6.24%
Federal funds sold	4,165,253	95,542	2.29%	5,515,521	271,871	4.93%
Loans held for sale	983,884	55,871	5.68%	1,647,006	91,864	5.58%
Total interest-earning assets	441,993,164	26,134,582	6.02%	456,060,411	36,375,538	8.10%
Noninterest-earning assets	62,205,657			43,047,263
Total assets	$504,198,821			$499,107,674
Interest-bearing liabilities:
Money market and NOW	$83,975,857	(924,060)	1.10%	$85,395,092	(1,636,616)	1.92%
Savings accounts	51,737,301	(1,257,566)	2.43%	60,330,900	(2,512,417)	4.16%
Certificates of deposit	211,884,695	(9,599,784)	4.53%	194,897,350	(9,988,885)	5.13%
Total deposits	347,597,853	(11,781,410)	3.39%	340,623,342	(14,137,918)	4.15%
Short-term and other borrowings	64,172,407	(2,506,636)	3.91%	54,190,150	(2,708,986)	5.00%
Total interest-bearing liabilities	411,770,260	(14,288,046)	3.47%	394,813,492	(16,846,904)	4.27%
Noninterest- bearing deposits	38,732,731			42,484,417
Other noninterest-bearing liabilities	6,112,510			5,686,245
Total liabilities	456,615,501			442,984,154
Stockholders’ equity	47,583,320			56,123,520
Total liabilities and stockholders’ equity	$504,198,821			$499,107,674
Net interest income		$11,846,536			$19,528,634
Net interest margin			2.79%			4.41%
Interest rate spread			2.55%			3.83%

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, continued

	2006
	Average Balance	Income/ (Expense)	Average Yield/ Cost
Interest-earning assets:
Loans, net (1)	$331,363,746	$29,854,762	9.01%
Investment securities (2):
Taxable	67,479,130	3,107,325	4.60%
Tax exempt	22,882,099	982,884	6.51%
Federal funds sold	9,036,945	442,118	4.89%
Loans held for sale	1,545,039	72,949	4.72%
Total interest-earning assets	432,306,959	34,460,038	8.09%
Noninterest-earning assets	35,179,810
Total assets	$467,486,769
Interest-bearing liabilities:
Money market and NOW	$86,590,932	(1,533,639)	1.77%
Savings accounts	61,332,587	(2,351,977)	3.83%
Certificates of deposit	164,822,662	(7,180,212)	4.36%
Total deposits	312,746,181	(11,065,828)	3.54%
Short-term and other borrowings	45,652,371	(2,151,831)	4.71%
Total interest-bearing liabilities	358,398,552	(13,217,659)	3.69%
Noninterest- bearing deposits	51,482,129
Other noninterest-bearing Liabilities	5,001,319
Total liabilities	414,882,000
Stockholders’ equity	52,604,769
Total liabilities and stockholders’ equity	$467,486,769
Net interest income		$21,242,379
Net interest margin			5.03%
Interest rate spread			4.40%

(1)
Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 2008, 2007 and 2006.  Income includes loan fees of $1,208,229, $1,459,325 and $2,037,032 for 2008, 2007 and 2006, respectively.

(2)
Average yields for available for sale securities are computed using the historical cost balances.  Such yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

		2008 vs. 2007			2007 vs. 2006
		Increase (Decrease)			Increase (Decrease)
		Due to			Due to
	Average	Average		Average	Average
	Volume (1)	Rate (1)	Net	Volume (1)	Rate (1)	Net
Interest Income:
Loans	$(1,448,287)	$(8,770,087)	$(10,218,374)	$2,064,212	$(340,148)	$1,724,064
Investment securities:
Taxable	441,104	(47,343)	393,761	18,389	197,217	215,606
Tax exempt	(298,900)	94,878	(204,022)	264,465	(137,303)	127,162
Federal funds sold	(66,557)	(109,772)	(176,329)	(172,198)	1,951	(170,247)
Loans held for sale	(36,987)	994	(35,993)	4,813	14,102	18,915
Total interest-earning assets	$(1,409,627)	$(8,831,330)	$(10,240,957)	$2,179,681	$(264,181)	$1,915,500

Interest Expense:
Money market and NOW	$(27,200)	$(685,356)	$(712,556)	$(21,166)	$124,143	$102,977
Savings accounts	(357,871)	(896,980)	(1,254,851)	(38,365)	198,805	160,440
Certificates of deposit	870,636	(1,259,737)	(389,101)	1,311,256	1,497,417	2,808,673
Short-term and other borrowings	499,017	(701,367)	(202,350)	402,129	155,026	557,155
Total interest-bearing liabilities	$984,582	$(3,543,440)	$(2,558,858)	$1,653,854	$1,975,391	$3,629,245

Change in net interest income	$(2,394,209)	$(5,287,890)	$(7,682,099)	$525,827	$(2,239,572)	$(1,713,745)

(1)	The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

NONINTEREST INCOME AND NONINTEREST EXPENSE

In 2008, noninterest income increased approximately $338,000, or 8.95% when compared to 2007.

	2008	2007	Increase/ (Decrease)
Mortgage origination income	$402,275	774,490	(372,215)
Service charges on deposit accounts	1,081,228	988,256	92,972
Other service charges and commissions	264,526	254,240	10,286
Securities gains (losses), net	362,769	4,900	357,869
Gain (loss) on sale of premises and equipment	(7,576)	7,545	(15,121)
Income from life insurance	397,477	190,084	207,393
Trust service fees	481,730	410,069	71,661
Other income	1,134,373	1,148,957	(14,584)
	$4,116,802	3,778,541	338,261

Noninterest income increased primarily due to increases occurring in net security gains, income from company-owned life insurance and service charges on deposit accounts, offset by decreases in mortgage origination income.  The security gains were a result of sales and calls of investment securities as the securities market reacted to the lower interest rate environment.  Mortgage origination activity was down in 2008 as a result of the decline in the 1-4 family residential market, which reduced income for 2008 when compared to 2007.

In 2007, noninterest income increased approximately $123,000, or 3.36% when compared to 2006.

	2007	2006	Increase/ (Decrease)
Mortgage origination income	$774,490	785,147	(10,657)
Service charges on deposit accounts	988,256	902,238	86,018
Other service charges and commissions	254,240	265,653	(11,413)
Securities gains (losses), net	4,900	(13,216)	18,116
Gain (loss) on sale of premises and equipment	7,545	83,555	(76,010)
Income from life insurance	190,084	172,116	17,968
Trust service fees	410,069	314,139	95,930
Other income	1,148,957	1,146,118	2,839
	$3,778,541	3,655,750	122,791

Noninterest income increased primarily from increases in trust services fees, service charges on deposit accounts and income from bank-owned life insurance.  These increases were offset by decreases in gain on sale of premises and equipment, other service charges and mortgage origination income.  Net security gains in 2007 totaled approximately $5,000 compared to a net loss of approximately $13,000 for 2006.

An overdraft protection product and a business development plan for the Trust Department, each introduced in 2006, continued to generate additional NSF fees and trust fees in 2007.  Income from bank-owned life insurance increased with the addition of a Senior Executive Retirement Plan (“SERP”) funded by the purchase of bank-owned life insurance during 2007.

In 2008, noninterest expense increased approximately $4.0 million or 21.20% when compared to 2007.

	2008	2007	Increase/ (Decrease)
Salaries and employee benefits	$9,473,561	10,544,056	(1,070,495)
Goodwill impairment	3,549,780	-	3,549,780
Occupancy expenses	2,652,590	2,401,145	251,445
Losses on sales, write-downs and other expenses on other real estate	1,363,928	177,733	1,186,195
Computer services	608,457	632,601	(24,144)
Telephone	493,476	453,464	40,012
Leased equipment expense	470,217	422,836	47,381
Other expense	4,018,455	4,040,338	(21,883)
	$22,630,464	18,672,173	3,958,291

Noninterest expense increased primarily from a goodwill impairment expense and increased expenses associated with other real estate as the number of these properties increased.  These increases were offset by a reduction in salaries and employee benefits resulting from a decision not to provide for any bonus or incentive programs, the reduction of personnel when possible, the elimination of overtime and the reduction in office hours.

In 2007, noninterest expense increased approximately $1.5 million or 8.6% when compared to 2006.

	2007	2006	Increase/ (Decrease)
Salaries and employee benefits	$10,544,056	9,779,789	764,267
Occupancy expenses	2,401,145	2,209,495	191,650
Losses on sales, write-downs and other expenses on other real estate	177,733	71,374	106,359
Computer services	632,601	553,849	78,752
Telephone	453,464	444,214	9,250
Leased equipment expense	422,836	375,769	47,067
Other expense	4,040,338	3,759,065	281,273
	$18,672,173	17,193,555	1,478,618

The major sources of the increase in noninterest expense in 2007 was in salaries and employee benefits, occupancy expenses, computer expenses and telephone expenses primarily due to the staffing and operation of the Cumming office, which began operation in January 2007.

INCOME TAX EXPENSE

Income tax benefit for the period ended December 31, 2008 was approximately $7.8 and income tax expense for the periods ended December 31, 2007 and 2006 was approximately $1.0 and $2.4, respectively.  The effective tax rate for the periods ended December 31, 2008, 2007 and 2006 was (34.5%), 25.77% and 31.30%, respectively.  Tax-exempt income on municipal bonds and loans for the periods ended December 31, 2008, 2007 and 2006 was 3.99%, 28.03% and 12.76% of pre-tax income, respectively.  Income tax expense for the years ended December 31, 2008, 2007 and 2006 is more fully explained in Note 14 to the consolidated financial statements.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses represents a reserve for probable losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with particular emphasis on impaired, nonaccruing, past due and other loans that management believes require special attention.  The determination of the allowance for loan losses is subjective and is based on the consideration of a number of factors and assumptions. As such, the accounting policy followed in the determination of the allowance is considered a critical accounting policy.  See “Critical Accounting Estimates.”

The allowance for loan losses methodology is partially based on a loan classification system.  For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company identifies problem loans in its portfolio and segregates the remainder of the loan portfolio into broad segments, such as commercial, commercial real estate, residential mortgage and consumer.  The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories.  The general allowance is calculated based on estimates of inherent losses which are likely to exist as of the evaluation date.  Loss percentages used for non-problem loans in the portfolio are based on historical loss factors and supplemented by various qualitative factors.  Specific allowance allocations for losses on problem loans are based on a review and evaluation of these loans, taking into consideration the financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic conditions.

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

The allowance for loan losses allocation is based on subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The allocation of the allowance for loan losses by loan category at December 31, 2008, 2007, 2006, 2005 and 2004 is as follows:

	2008		2007		2006		2005		2004
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial, financial and agricultural	$670,653	5.21%	$65,151	5.80%	$217,535	4.60%	$69,844	5.20%	$366,110	5.90%
Real estate	10,933,344	90.13%	1,734,310	89.70%	2,090,590	90.60%	2,714,789	90.50%	2,564,713	89.10%
Installment loans to individuals	461,556	4.66%	322,676	4.50%	299,478	4.80%	981,002	4.30%	629,068	5.00%
Unallocated	102,092	-	14,711	-	837,186	-	178,890	-	74,752	-
Total	$12,167,645	100.00%	$2,136,848	100.00%	$3,444,789	100.00%	$3,944,525	100.00%	$3,634,643	100.00%

The Company’s provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period.

The following table summarizes, for each of the years in the five year period ended December 31, 2008, selected information related to the allowance for loan losses.

	2008	2007	2006	2005	2004

Balance of allowance for loan losses at beginning of period	$2,136,848	$3,444,789	$3,944,525	$3,634,643	$3,643,102
Acquired bank allowance	-	-	-	215,079	-
Charge-offs:
Commercial, financial and agricultural	(240,429)	(89,474)	(254,672)	(44,799)	(145,422)
Real estate	(5,406,563)	(1,744,773)	(180,191)	(113,310)	(427,365)
Installment loans to individuals	(392,107)	(262,191)	(251,983)	(273,935)	(228,331)
Other	(6,014)	(19,563)	(15,780)	(12,307)	(11,074)
Total charge-offs	(6,045,113)	(2,116,001)	(702,626)	(444,351)	(812,192)
Recoveries:
Commercial, financial and agricultural	5,351	2,663	34,030	29,952	56,558
Real estate	1,048	50,085	18,595	45,409	143,308
Installment loans to individuals	48,509	76,975	146,841	131,120	114,624
Other	140	3,112	3,424	2,673	6,743
Total recoveries	55,048	132,835	202,890	209,154	321,233
Net charge-offs	(5,990,065)	(1,983,166)	(499,736)	(235,197)	(490,959)
Provision for loan losses	16,020,862	675,225	-	330,000	482,500
Balance of allowance for loan losses at end of period	$12,167,645	$2,136,848	$3,444,789	$3,944,525	$3,634,643
Average amount of loans	$338,026,055	$354,273,983	$331,363,746	$297,566,778	$271,736,598
Ratio of net charge-offs during the period to average loans outstanding during the period	1.77%	0.56%	0.15%	0.08%	0.18%

Ratio of allowance to total year-end loans	3.77%	0.61%	0.99%	1.23%	1.29%

The number and the average balance of charge-offs during 2008 and 2007 by category follow:

		2008		2007
		Average		Average
Category	Number	Charge-off	Number	Charge-off

Real estate	28	193,092	25	69,791
Consumer	78	5,104	82	3,436
Commercial	9	26,714	5	17,895

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

LOANS

The total loan portfolio for 2008 decreased approximately $27.6 million when compared to 2007. During 2008, decreases occurred in the real estate secured lending, commercial lending and consumer lending portfolios totaling approximately $23.3 million, $3.7 million and $581,000, respectively. The average yields on the total loan portfolio for 2008 and 2007 were 6.32% and 8.91%, respectively.

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

The amount of loans (net of unearned loan origination fees) outstanding at December 31 for each of the last five years is set forth in the following table according to type of loan. The Company had no foreign loans at December 31 in any of the last five years.

	2008	2007	2006	2005	2004
Commercial, financial and agricultural	$16,808,412	$20,496,648	$15,833,001	$16,465,079	$16,673,310
Real estate- construction	148,110,567	175,904,135	152,752,981	120,872,011	79,683,839
Real estate - mortgage	142,827,328	138,373,167	161,188,518	169,645,585	170,504,085
Installment loans	15,049,635	15,630,412	16,502,794	13,751,608	13,927,123
Total	$322,795,942	$350,404,362	$346,277,294	$320,734,283	$280,788,357

The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 2008.

		DUE AFTER
	DUE IN	ONE THROUGH	DUE AFTER
	ONE YEAR	FIVE YEARS	FIVE YEARS	TOTAL
LOAN MATURITY:
Commercial, financial and agricultural	$13,847,936	2,913,923	46,553	16,808,412
Real estate - construction	146,353,264	1,691,988	65,315	148,110,567
Real estate	99,674,927	42,416,646	770,643	142,862,216
Installment loan to individuals	8,580,908	6,444,277	24,450	15,049,635
TOTAL	$268,457,035	53,466,834	906,961	322,830,830
LOAN INTEREST RATE SENSITIVITY
Loans with:
Predetermined interest rates	$38,141,260	53,466,834	906,961	92,515,055
Floating or adjustable interest rates	230,315,775	-	-	230,315,775
TOTAL	$268,457,035	53,466,834	906,961	322,830,830

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

NONPERFORMING ASSETS	2008	2007	2006	2005	2004

Accruing loans 90 days past due	$802,267	$41,594	$37,585	$799,128	$381,670
Nonaccrual loans	56,055,277	18,326,924	502,233	363,003	3,252,464
Restructured loans	-	-	52,560	130,613	119,031
Other real estate owned	27,336,874	11,498,271	537,975	2,773,662	1,289,880
Total nonperforming assets	$84,194,418	$29,866,789	$1,130,353	$4,066,406	$5,043,045
RATIOS
Nonperforming loans (excluding restructured loans) to net loans	18.31%	5.27%	.16%	.36%	1.29%
Nonperforming assets to net loans plus other real estate owned	24.91%	8.30%	.33%	1.27%	1.79%
Allowance to nonperforming loans	21.40%	11.63%	581.52%	305.13%	96.84%

Nonperforming assets increased approximately $54.3 million or 181.90% from December 31, 2007 to December 31, 2008.  Increases occurred as the decline in the 1-4 family real estate market in both construction lending and new mortgages continued during 2008.  The result of this activity is reflected in the increases in nonaccrual loans, other real estate and accruing loans 90 days past due totaling approximately $37.7 million, $15.8 million and $761,000, respectively.  The effects of the real estate market decline are visible in the loan portfolio as loans move from 90 days past due, to nonaccrual status, to foreclosure and finally to other real estate.   See the discussion that follows within this section for a description of the assets that comprised this increase.

Loans classified as 90 days past due increased $760,673 or 1828.80% from December 31, 2007 to December 31, 2008. The increase is the net result of the following changes:

	2008	2007

Balance at beginning of period	$41,594	$37,585
New loans classified to 90 days past due status	1,530,199	508,121
Payments received	(742,346)	(67,492)
Charged-off	(27,180)	(436,620)
Balance at end of period	$802,267	$41,594

The following summarizes accruing loans 90 days past due by type at December 31, 2008 and 2007:

Real estate secured construction loans	$25,526	$-
Residential loans	771,866	41,594
Consumer loans	4,875	-
Total accruing loans 90 days past due	$802,267	$41,594

Impaired loans include loans on nonaccrual status.  Loans classified as nonaccrual increased $37.7 million or 205.86% from December 31, 2007 to December 31, 2008.

The following summarizes nonaccrual loans at December 31, 2008 and December 31, 2007:

	Number	2008	Number	2007
Real Estate – construction & development loans	50	$52,442,846	30	$17,898,772
Real Estate – residential loans	11	313,004	5	170,794
Real Estate – commercial	4	2,689,491	2	219,297
Commercial loans	4	459,389	1	25,350
Consumer loans	23	150,547	4	12,711
Total nonaccrual loans	92	$56,055,277	42	$18,326,924

The increase from 2007 to 2008 is the net result of the following changes:

Balance at December 31, 2007	$18,326,924
Loans reclassified to nonaccrual status in 2008	71,643,372
Payments received on nonaccrual loans during 2008	(5,333,364)
Nonaccrual loans charged-off during 2008	(5,950,021)
Nonaccrual loans reclassified to other real estate	(17,852,732)
Nonaccrual loans reclassified to accrual status in 2008	(4,778,902)
Balance at December 31, 2008	$56,055,277

Additions in 2008 to loans on nonaccrual status consisted of the following:

Real Estate – construction & development loans	$66,490,612
Real Estate – residential loans	1,154,699
Real Estate – commercial	2,686,691
Commercial loans	684,167
Consumer loans	627,203
Total	$71,643,372

Accrual of interest is discontinued when either principal or interest becomes 90 days past due unless the loan is both well secured and in the process of collection, or in management’s opinion, when reasonable doubt exists as to the full collection of interest or principal.  Interest income that would have been recorded on these nonaccrual and restructured loans in accordance with their original terms totaled $2.8 million, $1.2 million and $26,112 in 2008, 2007 and 2006, respectively, compared with interest income recognized of $349,197, $592,664 and $10,058, respectively.

Other real estate at December 31, 2008 increased approximately $15.8 million or 137.75% when compared to December 31, 2007.  The following summarizes other real estate at December 31, 2008 and 2007:

	2008		2007
	Number of Properties	Carrying Amount	Number of Properties	Carrying Amount
Commercial properties	41	$15,714,994	22	$6,324,444
Residential properties	2	673,250	1	33,844
Vacant lots	266	10,785,430	39	4,500,483
Residential construction properties	1	163,200	2	639,500
	310	$27,336,874	64	$11,498,271

The following is a summary of the changes in other real estate for the year ended December 31, 2008:

	Number of Properties	Carrying Amount
Balance at the beginning of the year	64	$11,498,271
Foreclosed properties	260	17,852,732
Capitalized completion costs	-	1,759,558
Sales of properties	(14)	(3,322,071)
Write-downs	-	(451,616)
Balance at the end of the year	310	$27,336,874

The Company’s other real estate increase was primarily due to foreclosures in acquisition and development of residential properties and construction lending  portfolios as a result of the decline in the real estate market during 2008.  The foreclosed properties are located in the Metro Atlanta area and surrounding counties and have appraised values totaling approximately $31.8.  Construction efforts are underway to complete houses which were in various stages of construction at foreclosure date.  During 2008, twenty 1-4 family residential houses totaling approximately $7.1 million were under construction with appraised values of approximately $8.2 million when completed.   In addition, construction efforts are underway to complete a multi-family townhouse development totaling approximately $3.3 million with appraised value of $4.5 million upon completion.  At December 31, 2008, the Company estimates the cost to complete construction properties in other real estate to be approximately $795,000.

Our other real estate owned (“OREO”) policies and procedures provide that a foreclosure appraisal be obtained.  Our policies require a certified appraiser conducts the appraisal for foreclosed property to obtain a fair market value and a disposition (quick sale) value.  To qualify and be approved as an appraiser for Habersham Bank, appraisers must have met the Appraisal Qualifications Board requirements and have not had any disciplinary actions.  Additionally, an appraiser must submit to us their resume, license, area of coverage, and samples of their work for review before being approved for appraisal work.  At foreclosure, the lesser of the loan balance or the quick sale value is transferred to OREO with any remaining loan balance submitted for charge off.  Upon transfer into OREO, the property is listed with a realtor to begin sales efforts.

At December 31, 2008, management was not aware of any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed which, 1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or 2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Loan concentrations are monitored based upon purpose codes as defined by Federal Banking Regulations and by North American Industry Classification System (NAICS) industry codes.  Habersham Bank held concentrations of loans based on purpose codes to customers, which totaled 100% or more of Tier 1 Capital at December 31, 2008 and 2007 as follows:

	2008	2007
Land and subdivision development	$77,725,875	100,880,811
Real estate lessors (amortized non-owner occupied)	69,291,195	73,456,063
	$147,017,070	174,336,874

INVESTMENT SECURITIES

The Company has classified its investment securities as available for sale and held to maturity.  The classification of certain investment securities as available for sale is consistent with the Company’s investment philosophy of maintaining flexibility to manage the securities portfolio.  At December 31, 2008 approximately $97.3 million of investment securities were classified as available for sale and approximately $1 million of investment securities were classified as held to maturity.  Approximately $256,000 of net unrealized loss, net of income taxes, was included in stockholders’ equity related to available for sale investment securities.

The following table sets forth the carrying amounts of investment securities at December 31, 2008, 2007 and 2006.

	2008	2007	2006
Investment securities available for sale:
U.S. government-sponsored enterprises	$27,132,796	$33,567,386	$30,673,849
Mortgage-backed securities	56,412,151	29,927,360	31,191,082
State and political subdivisions	13,547,583	26,213,358	22,937,446
Other investments	185,361	181,998	180,038
Total	$97,277,891	$89,890,102	$84,982,415

Investment securities held to maturity:
Mortgage-backed securities	$26,835	$43,179	$68,124
State and political subdivisions	998,600	2,646,019	3,221,198
Total	$1,025,435	$2,689,198	$3,289,322

The following table sets forth the maturities of debt investment securities at carrying value at December 31, 2008 and the related weighted tax equivalent yields.

	ONE YEAR	1-5	5-10	AFTER 10
	OR LESS	YEARS	YEARS	YEARS
Investment securities available for sale:
U.S. government-sponsored enterprises	$-	$870,975	$6,331,439	$19,930,382
Mortgage-backed securities	$84,269	$962,652	$8,393,236	$46,971,994
State and political subdivisions	$-	$491,686	$2,083,695	$10,972,202
Weighted average yields:
U.S. government-sponsored enterprises	-	3.27%	4.78%	5.00%
Mortgage-backed securities	3.07%	3.61%	4.53%	5.02%
State and political subdivisions	-	4.67%	5.38%	5.87%

Investment securities held to maturity:
Mortgage-backed securities	$-	$16,994	$5,254	$4,587
State and political subdivisions	$135,000	$544,705	$318,895	$-

Weighted average yields:
Mortgage-backed securities	-	7.95%	10.53%	4.54%
State and political subdivisions	6.29%	6.43%	7.31%	-

 No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company’s stockholders’ equity at December 31, 2008.

DERIVATIVE INSTRUMENTS

During 2004, Habersham Bank entered into two interest rate swap agreements with Compass Bank to partially offset the interest rate risk associated with variable rate Federal Home Loan Bank (“FHLB”) borrowings.

At December 31, 2008 and 2007, the swaps were being accounted for as cash flow hedges and the fair values are included in other comprehensive income, net of taxes.  At December 31, 2008, Habersham Bank recorded a liability for approximately $95,000 to reflect the fair value of the swaps.  At December 31, 2007, Habersham Bank recorded a liability for approximately $33,000 to reflect the fair value of the swaps.  No hedge ineffectiveness from these cash flow hedges was recognized in the consolidated statement of operations.

 Refer to Note 13 of the consolidated financial statements for a more complete description of the use of derivatives and hedging activities.

DEPOSITS

The deposit portfolio increased for 2008 approximately $2.6 million when compared to 2007.   Increases in brokered time deposits and other time deposits less than $100,000 totaled approximately $17.1 million and $34.7 million, respectively, were offset by decreases in interest bearing deposits (NOW, money market and savings), time deposits greater than $100,000 and noninterest bearing deposits of approximately $35.5 million, $13.7 million and $77,000, respectively.  The average rates paid on interest bearing deposits for 2008 and 2007 were 3.39% and 4.15%, respectively.

At December 31, 2008 and 2007, the Bank held approximately $30.1 million and $13.0 million, respectively in certificates of deposit obtained through the efforts of third party brokers. The daily average balance of such deposits totaled approximately $21.2 million and $5.9 million in 2008 and 2007, respectively.  The weighted average yield during 2008 was 2.97% while the weighted average rate at December 31, 2008 was 3.98%.  The weighted average yield during 2007 was 4.64% while the weighted average rate at December 31, 2007 was 4.87%.  The deposits at December 31, 2008 have maturity dates ranging from April 2009 to August 2010.

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

Average deposits increased approximately $3.2 million, or .84%, and $18.8 million, or 5.18%, during 2008 and 2007, respectively.   The following table sets forth the average amount of interest bearing deposits and average rate paid on such deposits for the years ended December 31, 2008, 2007 and 2006.

	2008		2007		2006
	Avg. Amt Outstanding	Rate	Avg. Amt Outstanding	Rate	Avg. Amt Outstanding	Rate
Interest-bearing demand deposits	$83,975,857	1.10%	$85,395,092	1.92%	$86,590,932	1.77%
Saving deposits	51,737,301	2.43%	60,330,900	4.16%	61,332,587	3.83%
Noninterest-bearing demand deposits	38,732,731	n/a	42,484,417	n/a	51,482,129	n/a
Time deposits	211,884,695	4.53%	194,897,350	5.13%	164,822,662	4.36%
Total average deposits	$386,330,584		$383,107,759		$364,228,310

At December 31, 2008 and 2007, certificates of deposit of $100,000 or more, totaled $102,390,560 and $116,043,575, respectively.  The maturities of all time certificates of deposit over $100,000 at December 31, 2008, were as follows:

3 months or less	$14,891,320
Over 3 but less than 6 months	20,180,066
Over 6 but not more than 12 months	47,115,015
Over 1 year but not more than 5 years	20,204,159
Total	$102,390,560

BORROWINGS

Total borrowings decreased approximately $9.8 million, or 15.10%, during 2008 compared to 2007.  This decrease was a result of a decline of approximately $14.8 million in securities sold under repurchase agreements, which was offset by a longer term repurchase agreement advance of $5 million.

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

Quantitative measures established by regulations to ensure capital adequacy require the Company and the Bank to maintain minimum amounts and ratios (set forth below in the table) of total and Tier I capital (as defined in the regulations) to risk-weighted assets (as defined), and of Tier I capital (as defined) to average assets (as defined).  Management believes, as of December 31, 2008 and 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

As of December 31, 2008, the most recent notifications from both the Federal Deposit Insurance Corporation and the Federal Reserve Bank of Atlanta categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. To be categorized as well capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. There are no conditions or events since that notification that management believes have changed the Bank’s categories.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2008 and 2007 follow (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Company	$44,428	11.60%	30,643	8%	N/A	N/A
Bank	$40,320	10.61%	30,408	8%	38,010	10%

Tier I Capital (to Risk-Weighted Assets):
Company	$39,591	10.34%	15,321	4%	N/A	N/A
Bank	$35,483	9.33%	15,204	4%	22,806	6%

Tier I Capital (to Average Assets):
Company	$39,591	7.94%	19,943	4%	N/A	N/A
Bank	$35,483	7.14%	19,872	4%	24,840	5%

As of December 31, 2007:
Total Capital (to Risk-Weighted Assets):
Company	$52,542	12.90%	32,589	8%	N/A	N/A
Bank	$49,322	12.13%	32,521	8%	40,651	10%

Tier I Capital (to Risk-Weighted Assets):
Company	$50,405	12.37%	16,295	4%	N/A	N/A
Bank	$47,185	11.61%	16,260	4%	24,391	6%

Tier I Capital (to Average Assets):
Company	$50,405	9.99%	20,192	4%	N/A	N/A
Bank	$47,185	9.38%	20,131	4%	25,164	5%

The company has withdrawn its application for approximately $3.0 to $11.0 million for capital under the U.S. Treasury’s Troubled Asset Relief Program (“TARP”) Capital Purchase Program, but believes its current level of capital is sufficient for the current and foreseeable needs of the Company.  The Company received $3.0 million of capital through its issuance of Series A Preferred Stock in a private placement to a single investor on December 31, 2008, and has the ability to issue up to an additional $7.0 million of such stock at any time under the terms of its subscription agreement.  The Company does not presently intend to issue the additional shares under this agreement, but retains the ability to do so at any time based on its on-going review of its capital requirements.  See Note 15 to the consolidated financial statements for additional information regarding the terms of the Series A Preferred Stock.

Cash dividends were paid at a rate of $.10 per share in March and June of 2008 and $.05 per share in September of 2008.   On November 24, 2008, the Board of Directors voted to suspend regular cash dividends on its common stock for an indefinite period.  Cash dividends were paid at a rate of $.10 per share in March, June, September and December of 2007.  Also, a special cash dividend of $.50 was paid in December 2007.  Cash dividends were paid at a rate of $.09 per share in each quarter of 2006.

Except as otherwise disclosed in this report, management is not aware of any required regulatory changes or any recommendation by any regulatory authority which will have a material effect on the Company’s liquidity, capital or results of operations.

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

Furthermore, the approval of the Georgia Department of Banking and Finance is required if dividends declared by Habersham Bank to the Company in any year will exceed 50% of the bank’s net earnings for the previous calendar year.  As of December 31, 2008, Habersham Bank could not declare dividends to the Company without regulatory approval.

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

INTEREST RATE SENSITIVITY ANALYSIS
	DUE IN	DUE AFTER	DUE AFTER	DUE AFTER
	3	3 THROUGH	6 THROUGH	ONE THROUGH	DUE AFTER
	MONTHS	6 MONTHS	12 MONTHS	FIVE YEARS	FIVE YEARS	TOTAL
INTEREST- EARNING ASSETS:
Fed funds sold	$620,036	$-	$-	$-	$-	$620,036
Investment securities	-	-	219,269	2,887,013	95,197,044	98,303,326
Loans	244,410,452	10,451,023	13,595,559	53,410,566	906,961	322,774,561
Total earning assets	$245,030,488	$10,451,023	$13,814,828	$56,297,579	$96,104,005	$421,697,923
INTEREST- BEARING LIABILITIES:
Deposits
Money Market and NOW	$77,638,103	$-	$-	$-	$-	$77,638,103
Savings	43,180,202	-	-	-	-	43,180,202
Certificates of deposit	32,181,475	38,714,165	118,744,319	52,765,166	-	242,405,125
Borrowings	12,144,450	7,000,000	8,000,000	23,000,000	5,000,000	55,144,450
Total interest bearing liabilities	$165,144,230	$45,714,165	$126,744,319	$75,765,166	$5,000,000	$418,367,880
Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$79,886,258	$(35,263,142)	$(112,929,491)	$(19,467,587)	$91,104,005	$3,330,043
Cumulative Gap	$79,886,258	$44,623,116	$(68,306,375)	$(87,773,962)	$3,330,043
Ratio of cumulative gap to total cumulative earning assets	32.60%	17.47%	-25.36%	-26.96%	0.80%
Ratio of cumulative earning assets to cumulative interest bearing liabilities	148.37%	121.16%	79.77%	78.76%	100.79%

The Company’s strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 80% to 120% at the less-than one-year-time frame.  At December 31, 2008, the Company’s ratio of interest-earning assets to interest-bearing liabilities was 79.77%.  The interest rate sensitivity analysis has a negative one-year gap of approximately $68.3 million (excess of interest-bearing liabilities repricing over interest-earning assets).  The Company’s experience has shown that NOW, money market, and savings deposits of approximately $120.8 million are less sensitive to short term rate movements.

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

The table below presents the contractual balances and the estimated fair value of the Company’s balance sheet fixed rate financial instruments and their expected maturity dates as of December 31, 2008. Variable rate financial instruments are presented at their next rate change date.  The expected maturity categories take into consideration historical prepayments experience as well as management’s expectations based on the interest rate environment as of December 31, 2008.

MARKET RISK INFORMATION (in thousands)
								Fair
	2009	2010	2011	2012	2013	Thereafter	Total	Value
Rate-sensitive assets:
Fixed interest rate loans	35,153	31,220	10,528	10,603	703	907	89,114	89,518
Average interest rate	7.40%	6.91%	7.81%	6.63%	6.41%	6.01%	7.16%

Variable interest rate loans	177,605	-	-	-	-	-	177,605	177,605
Average interest rate	5.54%	-	-	-	-	-	5.54%

Fixed interest rate securities	219	641	534	411	1,301	94,450	97,556	97,583
Average interest rate	5.05%	4.89%	2.88%	5.18%	4.19%	5.07%	5.05%

Variable interest rate securities	562	-	-	-	-	-	562	562
Average interest rate	4.85%	-	-	-	-	-	4.85%

Rate-sensitive liabilities:
Savings and interest-bearing deposits	120,818	-	-	-	-	-	120,818	120,992
Average interest rate	1.07%	-	-	-	-	-	1.07%

Fixed interest rate time deposits	189,640	39,724	9,500	2,857	684	-	242,405	246,156
Average interest rate	3.93%	4.61%	5.22%	4.35%	3.22%	0.00%	4.09%

Fixed interest rate borrowings	16,144	10,000	10,000	-	3,000	5,000	44,144	45,425
Average interest rate	1.98%	6.02%	4.93%	-	3.26%	3.28%	3.80%

Variable interest rate borrowings	11,000	-	-	-	-	-	11,000	11,000
Average interest rate	2.94%	-	-	-	-	-	2.94%

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

At December 31, 2008 and 2007, the Company had additional line of credit commitments available as shown below:

	2008	2007
	Total Available	Total Available
Federal discount window	$24,630,000	-
Federal funds line	10,000,000	30,000,000
Retail repurchase agreement	921,000	-
Retail repurchase agreement (subject to available securities)	3,950,000	2,650,000

At December 31, 2008, the Company had pledged certain investment securities for the Federal funds line and the retail repurchase agreements.  At December 31, 2007, the Company had pledged certain investment securities for the retail repurchase agreements.  No amounts were outstanding on the above commitments at December 31, 2008 or 2007.

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

Liquidity as a percent of deposits and total liabilities, with a target of 10%, is recommended to be calculated and monitored daily.   Based on these guidelines, the Bank’s liquidity ratios as a percent of deposits and total liabilities follow:

	December 31, 2008	December 31, 2007
Liquidity as a percent of deposits	16.70%	13.65%
Liquidity as a percent of total liabilities	14.72%	11.53%

OFF-BALANCE SHEET COMMITMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case by case basis.  At December 31, 2008, the Company had outstanding loan commitments approximating $64,825,000 and standby letters of credit approximating $1,761,000.  The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.

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

	2009	2010	2011	2012	2013	Thereafter

Commitments on lines of credit	$64,825,000	-	-	-	-	-
Standby letters of credit	1,761,000	-	-	-	-	-
Deposits	340,122,499	39,724,396	9,500,392	2,856,872	683,505	-
FHLB advances	15,000,000	10,000,000	10,000,000	-	3,000,000	-
Short-term borrowings	760,468	-	-	-	-	-
Federal funds purchased and securities sold under repurchase agreements	11,383,982	-	-	-	-	5,000,000
Total commitments and contractual obligations	$433,852,949	49,724,396	19,500,392	2,856,872	3,683,505	5,000,000

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

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of the Company and subsidiaries as of December 31, 2008 and 2007, the related consolidated statements of earnings, changes in stockholders’ equity, comprehensive income, and cash flows and notes to the consolidated financial statements for each of the years in the three year period ended December 31, 2008, the report issued thereon by the Company’s independent auditors and quarterly financial data (unaudited) are incorporated herein by reference to the Company’s 2008 Annual Report to Shareholders and are attached as Exhibit 13 hereto.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T). CONTROLS AND PROCEDURES

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

Our management, including the CEO and CFO, does not expect that our Disclosure Controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our CEO and CFO have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management of the Company as evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2008.  Based upon that evaluation management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2008 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management has reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2008.

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

Item 9B.  OTHER INFORMATION

None

PART III
Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company has a Code of Ethics that applies to its senior management, including its Chief Executive Officer, Chief Financial Officer and Comptroller. See Exhibit 14 hereto.

Additional information concerning the Company's directors and executive officers appears in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the headings "Election of Directors,” -“Compliance with Section 16(a) of the Exchange Act” and "Executive Officers" and is incorporated by reference herein.

Item l1.  EXECUTIVE COMPENSATION

Additional information concerning the compensation of the Company's management appears in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the headings "Executive Compensation" and “Election of Directors - Compensation of Directors” and is incorporated by reference herein.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  All data is presented as of December 31, 2008.

Equity Compensation Plan Table
	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	174,750	$21.99	316,799

Equity compensation plans not approved by security holders	0	0	0

Total	174,750	$21.99	316,799

Additional information concerning beneficial owners of more than 5% of the Company's stock and information concerning the stock owned by the Company's management appears in the Proxy Statement under the heading "Ownership of Stock" and is incorporated by reference herein.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions appears in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the heading "Certain Transactions" and is incorporated by reference herein.  Information regarding director independence appears in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the heading “Election of Directors” and is incorporated by reference herein.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Company’s Proxy Statement for its 2009 Annual Meeting of Shareholders under the heading “Audit Committee Matters – Audit Fees” and is incorporated herein by reference.

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

HABERSHAM BANCORP (Registrant)

	/s/ David D. Stovall	Date:	March 13, 2009
By:	Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Arrendale, III	Chairman of the Board	March 13, 2009
and Director

/s/ David D. Stovall	Director, President and	March 13, 2009
Chief Executive Officer *

/s/ Edward D. Ariail	Director, Vice President and	March 13, 2009
Corporate Secretary

/s/ Bonnie C. Bowling	Director, Executive Vice	March 13, 2009
President and Chief Operations Officer

/s/ Michael C. Martin	Director	March 13, 2009

/s/ James A. Stapleton, Jr.	Director	March 13, 2009

/s/ Calvin R. Wilbanks	Director	March 13, 2009

/s/ Michael L. Owen	Director	March 13, 2009

/s/ Ben F. Cheek, III	Director	March 13, 2009

/s/ Annette Banks	Vice President and	March 13, 2009
Chief Financial Officer **

* Principal executive officer.
** Principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation of Habersham Bancorp, as amended

3.2	By-laws of Habersham Bancorp, as amended by resolutions dated January 29, 2000 (1)

10.1*	Subscription Agreement for Series A Preferred Stock between Fieldale Farms, Inc. and Habersham Bancorp dated December 31, 2008.

10.2*	Form of Director Supplemental Retirement Plan Agreement and Split Dollar Endorsement, with summary of terms specific to each director (1)

10.3*	Habersham Bancorp Outside Directors Stock Option Plan (2)

10.3(a)*	Form of option agreement under Habersham Bancorp Outside Directors Stock Option Plan (3)

10.4*	Habersham Bancorp 1996 Incentive Stock Option Plan, (4) as amended by the First Amendment theretodated January 29, 2000 (5)

10.4(a)*	Form of incentive stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan(1)

10.4(b)*	Form of non-qualified stock option agreement under Habersham Bancorp 1996 Incentive Stock Option Plan (1)

10.5*	Form of Split Dollar Agreement and Collateral Assignment dated January 1, 1991, with summary of terms applicable to Mr. Ariail and Mr. Stovall (1)

10.6*	Habersham Bancorp 2005 Stock Option Plan (6)

10.6(a)*	Form of non-qualified stock option award pursuant to the 2005 Stock Option Plan (7)

10.6(b)*	Form of Incentive Stock Option award pursuant to the 2005 Stock Option Plan (8)

10.7*	Supplemental Executive Retirement Agreement Dated as of January 1, 2008 between the Company and David D. Stovall (9)

10.8*	Supplemental Executive retirement Agreement dated as of January 1, 2008 between the Bank and Edward D. Ariail (10)

10.9*	Supplemental Executive Retirement Agreement dated as of January 1, 2008 between the Company and Bonnie C. Bowling (11)

13.0	Financial statements and notes thereto contained in the Habersham Bancorp 2008 Annual Report and quarterly financial data (unaudited)

14.0	Code of Ethics (12)

21.0	Subsidiaries of Habersham Bancorp (12)

23.1	Consent of Porter Keadle Moore, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934 and 18 U.S.C Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)   Incorporated here in by reference to Exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-13153)

(2)   Incorporated herein by reference to Appendix B to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(3)   Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(4)   Incorporated herein by reference to Appendix A to the Registrant’s 1996 Proxy Statement for its Annual Meeting of the Shareholders (File No. 0-13153)

(5)   Incorporated herein by reference to Appendix A to the Registrant’s 2000 Proxy Statement for its Annual Meeting of Shareholders filed on Schedule 14A (File No. 0-13153)

(6)   Incorporated herein by reference to Appendix A to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(7)   Incorporated by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(8)   Incorporated by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(9)   Incorporated by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2008 (File No. 0-13153)

(10) Incorporated by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2008 (File No. 0-13153)

(11) Incorporated by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 11, 2008 (File No. 0-13153)

(12) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13153)

* Indicates the Registrant’s plans, management contracts and compensatory arrangements.