Form 10-Q
period 2009-03-31
HABERSHAM BANCORP
filed 2009-05-15
CIK 754597

 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009

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
Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
2,818,593 shares, common stock, $1.00 par value, as of May 14, 2009.

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS	MARCH 31, 2009 (unaudited)	DECEMBER 31, 2008 (audited)
Cash and due from banks	$13,201	$13,640
Federal funds sold	10,623	620
Total cash and cash equivalents	23,824	14,260

Investment securities available for sale	98,915	97,278
Investment securities held to maturity (estimated fair value of $1,042 at March 31, 2009 and $1,053 at December 31, 2008)	1,022	1,025
Other investments	2,598	3,334
Loans held for sale	665	-
Loans	321,884	322,775
Less allowance for loan losses	(11,223)	(12,168)
Loans, net	310,661	310,607

Premises and equipment, net	19,218	19,479
Other real estate	32,309	27,337
Cash surrender value of life insurance	10,033	9,936
Accrued interest receivable	1,890	2,222
Income tax receivable	2,825	2,504
Other assets	8,485	6,887
TOTAL ASSETS	$512,445	$494,869

LIABILITIES
Noninterest-bearing deposits	$35,712	$29,664
Money market and NOW accounts	83,723	77,638
Savings	39,287	43,180
Time deposits, $100,000 and over	110,588	102,391
Other time deposits	147,509	140,015
Total deposits	416,819	392,888

Short-term borrowings	757	760
Federal funds purchased and securities sold under repurchase agreements	11,504	16,384
Federal Home Loan Bank advances	38,000	38,000
Accrued interest payable	3,090	2,805
Other liabilities	1,618	2,034
TOTAL LIABILITIES	471,788	452,871

Commitments

STOCKHOLDERS’ EQUITY
Preferred stock; 10,000,000 shares authorized; 3,000 shares issued and outstanding	2,978	2,978
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,818,593 shares issued and outstanding	2,819	2,819
Additional paid-in capital	13,490	13,490
Retained earnings	20,818	22,518
Accumulated other comprehensive income	552	193
TOTAL STOCKHOLDERS’ EQUITY	40,657	41,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$512,445	$494,869

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Uaudited) For the Three-Month Periods Ended March 31, 2009 and 2008
(dollars in thousands, except per share amounts)

	Three Months ended
	March 31,
	2009	2008
INTEREST INCOME
Loan interest and fees on loans	$4,516	$6,311
Taxable investment securities	1,013	858
Tax exempt securities	147	287
Federal funds sold	7	69
Other	4	78
TOTAL INTEREST INCOME	5,687	7,603
INTEREST EXPENSE
Time deposits, $100,000 and over	1,051	1,470
Other deposits	1,681	1,847
Short-term and other borrowings, primarily FHLB advances	485	690
TOTAL INTEREST EXPENSE	3,217	4,007
NET INTEREST INCOME	2,470	3,596
Provision for loan losses	1,780	423
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	690	3,173
NONINTEREST INCOME
Mortgage origination income	42	180
Service charges on deposits	253	248
Other service charges and commissions	59	69
Investment securities gains	58	127
Gain on sale and impairment of other investments, net	20	-
Other income	492	533
Total noninterest income	924	1,157
NONINTEREST EXPENSE
Salary and employee benefits	2,059	2,381
Occupancy	715	601
Other real estate expense	292	133
Computer services	172	145
Telephone	112	119
Leased equipment	128	120
General and administrative expense	986	968
Total noninterest expense	4,464	4,467
LOSS BEFORE INCOME TAXES	(2,850)	(137)
Income tax benefit	1,195	196
NET (LOSS) EARNINGS	$(1,655)	$59
Net (loss) earnings per common share – Basic	$(.60)	$.02
Net (loss) earnings per common share – Diluted	$(.60)	$.02
Weighted average number of common shares outstanding	2,818,593	2,818,593
Weighted average number of common and common equivalent shares outstanding	2,818,593	2,818,593
Dividends per share	$-	$.10

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited) For the Three-Month Periods Ended March 31, 2009 and 2008
(dollars in thousands)

	Three Months ended
	March 31,
	2009	2008

NET (LOSS) EARNINGS	$(1,655)	$59

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains on investment securities available for sale arising during the period	572	559

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	30	(121)

Reclassification adjustment for realized gains on investment securities available for sale	(58)	(127)

Total other comprehensive income, before tax	544	311
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME:

Unrealized holding gains on investment securities available for sale arising during the period	(194)	(190)

Unrealized holding (gains) losses on derivative financial instruments classified as cash flow hedges, arising during the period	(11)	41

Reclassification adjustment for realized gains on investment securities available for sale	20	43

Total income taxes related to other comprehensive income	(185)	(106)
Total other comprehensive income, net of tax	359	205
Total comprehensive (loss) income	$(1,296)	$264

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 2009 and 2008
(dollars in thousands)

	Three Months
	Ended March 31,
	2009	2008

CASH FLOWS (USED BY) PROVIDED BY OPERATING ACTIVITIES	$(2,118)	$1,794

CASH FLOWS FROM INVESTING ACTIVITIES,
Investment securities available for sale:
Proceeds from maturity	2,208	1,536
Proceeds from sales and calls	6,628	20,050
Purchases	(9,960)	(27,952)
Investment securities held to maturity:
Proceeds from maturity	3	5
Other investments:
Proceeds from sale	759	75
Purchases	(2)	-
Net (increase) decrease in loans	(7,173)	5,405
Purchases of premises and equipment	(41)	(778)
Capitalized completion costs of other real estate	(433)	(491)
Proceeds from sale of other real estate	690	503
Net cash used by investing activities	(7,321)	(1,647)

CASH FLOWS FROM FINANCING ACTIVITIES,
Net increase (decrease) in deposits	23,931	12,428
Net increase (decrease) in short-term borrowings	(3)	(48)
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(4,880)	(5,665)
Cash dividends paid	(45)	(282)
Net cash provided by financing activities	19,003	6,433

Increase in cash and cash equivalents	9,564	6,580

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	14,260	22,385
CASH AND CASH EQUIVALENTS: END OF PERIOD	$23,824	$28,965
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$5,339	$3,860
Change in components of other comprehensive income	$359	$205

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The condensed consolidated financial statements included herein should be read in conjunction with the Company's 2008 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.

Certain reclassifications have been made to the 2008 financial statement presentation to correspond to the current year’s format.

2.	Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The Company has consistently followed those policies in preparing this report.

3.	Other Comprehensive Income

Other comprehensive income for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges.  Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity.  At March 31, 2009, fair value of the available for sale investment securities increased approximately $514,000 when compared to the fair value at December 31, 2008.  The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also increased approximately $340,000.  These changes were the results of movements in the bond market as it responds to interest rate changes in the market.  At March 31, 2009, fair value of the cash flow hedges increased approximately $30,000 when compared to the fair value at December 31, 2008.  The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also increased approximately $19,000.

4.	Net Earnings Per Share

Basic earnings (loss) per share is computed by dividing net earnings (loss) less dividends paid on preferred stock by the weighted average of common shares outstanding.  Diluted earnings (loss) per share is computed by dividing net earnings (loss) less dividends paid on preferred stock by the weighted average of common shares outstanding plus common share equivalents resulting from dilutive stock options, determined using the treasury stock method.  Options on 71,250 and 103,500 shares were not included in the diluted (loss) per share computations for the three months ended March 31, 2009 and 2008, respectively, as they were antidilutive.

The reconciliation of the amounts used in the computation of earnings (loss) per share for the three-month periods ended March 31, 2009 and 2008 is shown below.

(dollars in thousands, except share and per share amounts)	Three Months ended March 31, 2009		Three Months ended March 31, 2008

Net (loss) earnings		$(1,655)	$59
Less dividends on preferred stock		(45)	-
Net (loss) earnings available to common shareholders		$(1,700)	$59
Weighted average common shares outstanding		2,818,593	2,818,593
(Loss) earnings per share:
Basic	$	( .60)	$.02

Diluted	$	( .60)	$.02

5.	Nonperforming Assets

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

The following summarizes nonperforming assets:

(dollars in thousands)	March 31, 2009	December 31, 2008
Accruing loans 90 days past due	$126	$802
Nonaccrual loans	52,099	56,055
Other real estate	32,309	27,337
Total nonperforming assets	$84,534	$84,194

6.	Fair Value Measurements and Disclosures

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement   No.157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under  generally accepted accounting principles.  SFAS No. 157 applies to all financial instruments that are being measured  and reported on a fair value basis.

The Company utilizes fair value measurements to record fair value adjustments to certain assets and liabilities and to determine fair value disclosures.  Securities available-for-sale and interest rate swap derivatives are recorded at fair value on a recurring basis.  Additionally, from time to time, the Company may be required to record at fair value other assets on a nonrecurring basis, such as impaired loans and foreclosed real estate.  Additionally, the Company is required to disclose, but not record, the fair value of other financial instruments.

Fair Value Hierarchy

Under SFAS No.157, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Following is a description of valuation methodologies used for assets and liabilities which are either recorded or disclosed at fair value.

Cash and Cash Equivalents

For disclosure purposes for cash, due form banks and Federal funds sold, the carrying amount is a reasonable estimate of fair value.

Investment Securities Available for Sale

Investment securities available for sale are recorded at fair value on a recurring basis.  Fair value measurement is based upon quoted prices, if available.  If quoted prices are not available, fair values are measured using independent pricing models or other model-based valuation techniques such as the present value of future cash flows, adjusted for the security’s credit rating, prepayment assumptions and other factors such as credit loss assumptions.  Level 1 securities include those traded on an active exchange, such as the New York Stock Exchange and U.S. Treasury securities that are traded by dealers or brokers in active over-the-counter market funds.  Level 2 securities include mortgage-backed securities issued by government sponsored enterprises and municipal bonds.  Securities classified as Level 3 include asset-backed securities in less liquid markets.

Investment Securities Held to Maturity

For disclosure purposed the fair value of investment securities held to maturity is based on quoted market prices and dealer quotes.

Other Investments

For disclosure purposes the carrying value of other investments approximate fair value.

Loans and Mortgage Loans Held for Sale

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No.114,  Accounting by Creditors for Impairment of a Loans, (“SFAS No.114”).  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with SFAS No.157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

For disclosure purposes, the fair value of fixed rate loans which are not considered impaired, is estimated by discounting the future cash flows using the current rates at which similar loans would be made to borrowers with similar credit ratings.  For unimpaired variable rate loans, the carrying amount is a reasonable estimate of fair value for disclosure purposes.

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

Cash Surrender Value of Life Insurance

For disclosure purposes the carrying value of the cash surrender value of life insurance reasonable approximates its fair value.

Derivative Instruments and Hedging Activities

For derivative instruments, fair value is estimated as the amount that the Company would receive or pay to terminate the contracts at the reporting date, taking into account the current unrealized gains or losses on open contracts.

Deposits

For disclosure purposes, the fair value of demand deposits, savings accounts, NOW accounts and money market deposits is the amount payable on demand at the reporting date, while the fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

Federal Funds Purchased and Retail Repurchase Agreements

For disclosure purposes the carrying amount for Federal funds purchased and retail repurchase agreements is a reasonable estimate of fair value due to the short-term nature of these financial instruments.

FHLB Advances

For disclosure purposes the fair value of the FHLB fixed rate borrowing is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to Extend Credit and Standby Letter of Credit

Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

Assets Recorded at Fair Value on a Recurring Basis

The tables below presents the recorded amount of assets (liabilities) measured at fair value on a recurring basis as of March 31, 2009 and December 31, 2008.

	March 31, 2009
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$98,915	2,375	96,540	-
Interest rate swap	(65)	-	(65)	-
Total net assets at fair value	$98,850	2,375	96,475	-

	December 31, 2008
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$97,277	8,411	88,866	-
Interest rate swap	(95)	-	(95)	-
Total net assets at fair value	$97,182	8,411	88,771	-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2009 and December 31, 2008.

	March 31, 2009
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate	$32,309	-	32,309	-
Loans	64,049	-	64,049	-
Total	$96,358	-	96,358	-

	December 31, 2008
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate	$27,337	-	27,337	-
Loans	58,660	-	58,660	-
Total	$85,997	-	85,997	-

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2009 and December 31, 2008:

	March 31, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$23,824	23,824	14,260	14,260
Investment securities available for sale	98,915	98,915	97,278	97,278
Investment securities held to maturity	1,022	1,042	1,025	1,053
Other investments	2,598	2,598	3,334	3,334
Loans held for sale	665	665	-	-
Loans, net	310,661	310,821	310,607	311,010
Cash surrender value of life insurance	10,033	10,033	9,936	9,936

Liabilities:
Deposits	$416,819	419,916	392,888	396,813
Short-term borrowings	757	757	760	760
Federal funds purchased and securities sold under repurchase agreements	11,504	11,504	16,384	16,384
FHLB advances	38,000	39,284	38,000	39,280
Interest rate swaps	65	65	95	95

Limitations

Fair value estimates are made at a specific point in time, based on relevant market information and information about the financial statement element. These estimates are subjective in nature and involve uncertainties and matters of significant judgment and therefore cannot be determined with precision. Changes in assumptions could significantly affect the estimates.

Fair value estimates included herein are based on existing on- and off-balance-sheet financial instruments without attempting to estimate the value of anticipated future business and the fair value of assets and liabilities that are not required to be recorded or disclosed at fair value like premises and equipment. In addition, the tax ramifications related to the realization of the unrealized gains and losses can have a significant effect on fair value estimates and have not been considered in the estimates.

7.	Recent Accounting Pronouncements

In April 2009, the FASB issued FSP FAS 141 (R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination That Arise from Contingencies.  This FASB Staff Position amends and clarifies SFAS No. 141 (R), Business Combinations, to address application issues on the initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This statement is effective for financial statements issued for fiscal years beginning after December 15, 2008.  The Company cannot determine what impact this will have until the transactions occur.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FASB Staff Position provides additional guidance for estimating fair value in accordance with SFAS No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased.  It also includes guidance on identifying circumstances that indicate a transaction is not orderly.  It emphasizes that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique used, the objective of a fair value measurement remains the same.  Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date under current market conditions.  This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009 and shall be applied prospectively.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than- Temporary Impairments.  This FASB Staff Position amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities to make the guidance more operational and to improve the presentation and disclosure of other-than-temporary impairments on debt and equity securities in the financial statements and does not amend existing recognition and measurement guidance related to other-than-temporary impairments of equity securities. This FASB Staff Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FASB Staff Position amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies as well as in annual financial statements.  It also amends APB No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods.  This FASB Staff  Position is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption being permitted for periods ending after March 15, 2009.  The Company does not anticipate the new accounting principle to have a material effect on its financial position or results of operations.

Item. 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and The Advantage Group, Inc.  Habersham Bank owns all of the outstanding stock of Advantage Insurers, Inc. (“Advantage Insurers”).  Advantage Insurers offers a full line of property, casualty and life insurance products.  Neither the Advantage Group nor Advantage Insurers comprises a significant portion of the financial position, results of operations, or cash flows of the Company and as a result, management’s discussion and analysis, which follows relates primarily to Habersham Bank.

The Company’s continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Gwinnett, Stephens, Forsyth and Hall counties in Georgia.  The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

Habersham Bancorp reported a first quarter loss of $1.7 million or $.60 per diluted share when compared to first quarter earnings of $59,000 or $.02 per diluted share in 2008.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Interest income for the first quarter of 2009 and 2008 was approximately $5.7 million and $7.6 million respectively, representing a decrease of approximately 25.20% when comparing the first quarter of 2009 to the same period of 2008. The decrease resulted from the effect of the falling prime interest rate on our outstanding variable rate loans, decreases in average loan balances and increases in the number and balances of loans in nonaccrual status.

Interest expense for the first quarter of 2009 and 2008 was approximately $3.2 million and $4.0 million respectively, representing a decrease of approximately 19.72% when comparing the first quarter of 2009 to the same period of 2008.   This decrease resulted from declining rates paid on deposit and borrowing balances for the three-month periods ended March 31, 2009 when compared to the same periods in 2008.

Net interest income before provision for loan loss for the first quarter of 2009 decreased approximately $1.1 million or 31.31%, when compared to the same period in 2008 as a result of the items discussed above.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses.  As delinquencies and foreclosures continue to increase, Habersham Bank recorded provisions to its allowance for loan losses during the first quarters of 2009 and 2008 of approximately $1.8 million and $423,000, respectively.

The net interest margin for the first quarter of 2009 was 2.38% compared to 3.31% for the same period in 2008.  Two factors which impact the net interest margin are average interest-earning assets, which decreased approximately $16.9 million, and average interest-bearing liabilities, which increased approximately $21.6 million, when comparing the first quarter of 2009 to the first quarter of 2008.

The Company’s total assets increased $17.5 million, or 3.54%, to $512.4 million at March 31, 2009 from $494.9 million at December 31, 2008.   This increase resulted from net increases in cash and cash equivalents, in other real estate, in investment securities portfolios and in the total loan portfolios of approximately $9.6 million, $5.0 million, $898,000 and $719,000, respectively.

Total liabilities (deposits, borrowings and other liabilities) at March 31, 2009 increased approximately $18.9 million or 4.18% from $452.9 million at December 31, 2008 to $471.8 million at March 31, 2009.   Time deposit account balances and NOW and money market account balances and noninterest bearing account balances increased approximately $15.7 million, $6.1 million and $6.0 million, respectively, and were offset by decreases in other borrowings and saving account balances of approximately $4.9 million and $3.9 million, respectively.

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

Material Changes in Financial Condition

The Company’s total assets increased $17.5 million, or 3.54%, to $512.4 million at March 31, 2009 from $494.9 million at December 31, 2008.   This increase resulted from net increases in cash and cash equivalents, in other real estate, in investment securities portfolios and in the total loan portfolios of approximately $9.6 million, $5.0 million, $898,000 and $719,000, respectively.

Cash and cash equivalents
The increase in cash and cash equivalents, primarily in federal funds sold, of approximately $9.6 million, resulted from customer activity within deposit accounts during the first quarter of 2009.

Investment securities
During the first quarter of 2008, purchases of investment securities available for sale totaled approximately $10.0 million, offset by maturities, calls and sales of approximately $8.8 million. Investment securities held to maturity decreased approximately $3,000 by payments received during the first quarter of 2009.  The calls and sales within the investment securities portfolio generated net gains of approximately $58,000.  The unrealized gain on the investment securities available for sale portfolio increased approximately $514,000 during the first quarter of 2009.  Other   investments of $639,000 were sold resulting in gains of approximately $120,000, which were offset by an impairment write off of $100,000 in another investment.

Loans
Loans held for sale increased approximately $665,000 and the total loan portfolio decreased approximately $891,000 when comparing balances at March 31, 2009 to December 31, 2008.  Decreases occurring in the real estate construction lending, commercial and consumer lending portfolios totaling approximately $4.6 million, $672,000 and $781,000, respectively, were offset by increases in the residential and commercial properties portfolio totaling approximately $3.2 million and $1.9 million, respectively.    The allowance for loan losses decreased approximately $945,000 during the first quarter of 2009.  See a more detailed discussion in “Asset Quality”.

Other real estate
Other real estate balances increased approximately $5.0 million during the first quarter of 2009.  This increase was the result of foreclosures and additional expenses to build out residential construction projects totaling approximately $5.3 million and $433,000, offset by sales of ORE properties totaling approximately $800,000.    See a more detailed discussion in “Asset Quality”.

Deposits
Total deposits increased approximately $23.9 million when comparing balances at March 31, 2009 to December 31, 2008 balances, with increases occurring in time deposits, noninterest bearing deposits and NOW and money market account balances of approximately $15.7  million, $6.0 million, $6.1 million, respectively, offset by a decease in savings account balances of approximately $3.9 million.

Borrowings
Total borrowings decreased approximately $4.9 million when comparing March 31, 2009 balances to December 31, 2008 with decreases occurring primarily in federal funds purchased and securities sold under repurchase agreements.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings for the first quarter of 2009 and 2008.

	Three Months ended March 31,
	2009	2008
INTEREST YIELDS EARNED:
Loans	5.64%	7.40%
Investment securities	4.87%	5.33%
Federal funds sold	.34%	3.31%

INTEREST RATES PAID:
Deposits	2.93%	3.75%
Borrowings	3.68%	4.44%

Total interest income for the first quarter of 2009 decreased approximately $1.9 million or 25.20%, when compared to the first quarter of 2008.   The decrease in interest income is the result of the following:  1) Approximately $43.7 million or 72.2% of the loan portfolio is a variable rate loan product which may reprice daily, monthly, quarterly or annually.  As the prime rate decreases, as it has in the periods being discussed, the loan yields decrease accordingly.  2) Average loan balances also decreased approximately $16.1 million or 4.44% due to maturities, payouts and foreclosures when comparing the first quarter periods ending March 31, 2009 and 2008.  3)  Nonaccrual loans at March 31, 2009 increased approximately $28.8 million or 123.43%, when compared nonaccrual loans at March 31, 2008.    Interest income is reduced as a result of the number and balances of loans in nonaccrual status.  See a more detailed discussion in “Asset Quality”.

Total interest expense for the first quarter of 2009 decreased approximately $790,000 or 19.71% when compared to the first quarter of 2008.  Average balances in interest bearing accounts increased approximately $21.6 million when comparing the first quarter of 2009 to the first quarter of 2008.  During the same period, the average interest rate paid on deposits decreased approximately .82%.   Rates on savings and money market accounts, interest bearing demand deposits, and time deposits decreased approximately 1.34%, .96% and 1.03%, respectively.   Average balances in other borrowings decreased approximately $8.9 million when comparing the first quarter of 2009 to the first quarter of 2008 with a decrease in the average rate paid on borrowings of approximately .76%.

Net interest income before provision for loan losses decreased approximately $1.1 million or 31.31% for the first quarter of 2009 when compared to the same period in 2008 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 2.38% for the first quarter of 2009 compared to 3.31% for the first quarter of 2008.

A provision for the allowance for loan losses for the first quarter of 2009 and 2008 totaled approximately $1.8 million and $423,000, respectively.

Noninterest income decreased $233,000 or 20.14% for the first quarter of 2009 over the same period in 2008. Decreases occurring in mortgage origination income, in net gains realized on calls and sales within the investment securities portfolio, other income and in service charges totaled approximately $138,000, $69,000, $41,000 and $5,000, respectively, during the first quarter of 2009.  These decreases were offset by a gain on the sale of other investments of approximately $120,000, which were offset by an impairment write off of $100,000 in another investment.

Noninterest expense decreased $3,000 or .06% for the first quarter of 2009 over the same period in 2008. Deceases in salary and employee benefits of approximately $322,000 were offset by increases in other real estate expenses, occupancy, computer services and general and administrative expenses totaling approximately $159,000,  $114,000, $27,000 and $11,000, respectively.   The decrease in salary and employee benefits resulted from ongoing efforts to decrease salary expense through reduction in staff and in hours worked.  Other real estate expense includes costs to maintain an increasing number of foreclosed properties.   Increases in occupancy related to charges for the Flowery Branch Office in Hall County which opened during the fourth quarter of 2008.  The increase in general and administrative expenses resulted from increased expenses in legal and professional services and FDIC insurance totaling approximately $93,000 and $68,000, respectively, offset by decreases in various other expense accounts of approximately $150,000.

An income tax benefit of approximately $1.2 million was recorded for the three months ended March 31, 2009 compared to an income tax benefit of approximately $196,000 for the three months ended March 31, 2008.   Tax-exempt income of approximately $281,000 was 9.86% of pre-tax loss for the first quarter of 2009 when compared to 297.08% of pre-tax income for the first quarter of 2008.

Asset Quality

The allowance for loan losses represents a reserve for possible losses in the loan portfolio.  The adequacy of the allowance for loan losses is evaluated monthly based on a review of all significant loans, with particular emphasis on impaired, nonaccruing, past due and other loans that management believes require special attention.  The determination of the allowance for loan losses is subjective and based on consideration of a number of factors and assumptions.

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

For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present value of expected future cash flows on the loan is less than the balance.  In addition to these allocated allowances, at any point in time, the Company may have an unallocated component of the allowance.  Unallocated portions of the allowance are due to a number of quantitative and qualitative factors, such as changes in the condition of impaired loans and credit concentrations.  All nonaccrual loans are considered impaired.

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity.  Cash flows adequate to support a repayment schedule are an element considered for all loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at March 31, 2009 was approximately $13.7 million compared to $14.2 million at December 31, 2008.

At March 31, 2009 and December 31, 2008, the ratio of the allowance for loan losses to total loans was 3.49% and 3.77%, respectively.   For the first quarters of 2009 and 2008, the provision for loan losses totaled approximately $1.8 million and $423,000, respectively.

Net charge-offs for the first quarter of 2009 totaled approximately $2.7 million compared to net charge-offs totaling approximately $321,000 for the first quarter of 2008 as detailed below:

(dollars in thousands)	No.	March 31, 2009	No.	March 31, 2008
Charge-offs:
Commercial	4	$359	1	$25
Real Estate	5	2,308	6	276
Consumer	16	99	14	38
Total Charge-offs	25	2,766	21	339

Recoveries:
Commercial		3		1
Real Estate		21		-
Consumer		18		18
Total Recoveries		42		19

Net Charge-offs		$2,724		$320

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due and other real estate owned. The following summarizes nonperforming assets:

(dollars in thousands)	March 31, 2009	December 31, 2008
Accruing loans 90 days past due	$126	$802
Nonaccrual loans	52,099	56,055
Other real estate	32,309	27,337
Total nonperforming assets	$84,534	$84,194

Nonperforming assets increased approximately $340,000 or .40% from December 31, 2008 to March 31, 2009.   See the discussion that follows within this section for a description of the assets that comprised this increase.

Loans classified as 90 days past due decreased $677,000 or 84.34% from December 31, 2008 to March 31, 2009.   The increase is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2008	$802
New loans classified to 90 days past due status	126
Payments received	(25)
Charged-off	(5)
Forebearance & modification agreements	(772)
Balance at March 31, 2009	$126

The following summarizes accruing loans 90 days past due at March 31, 2009 and December 31, 2008:

(dollars in thousands)	March 31, 2009	December 31, 2008

Real estate secured construction loans	$-	$25
Residential loans	126	772
Consumer loans	-	5
Balance at March 31, 2009	$126	$802

Impaired loans consist of loans on nonaccrual status.  The increase is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2008	$56,055
Loans reclassified to nonaccrual status in 2009	11,267
Advances	173
Payments received on nonaccrual loans during 2009	(7,546)
Nonaccrual loans charged-off during 2009	(2,253)
Nonaccrual loans reclassified to other real estate	(5,339)
Nonaccrual loan reclassified to repossessions	(100)
Nonaccrual loans reclassified to accrual status in 2009	(158)
Balance at March 31, 2009	$52,099

Nonaccrual loans may be reclassified to accrual status upon interest and payments being brought current.

Additions to loans on nonaccrual status consisted of the following:

(dollars in thousands)		March 31, 2009
Real Estate – construction & development loans	15	$9,641
Real Estate – residential loans	6	1,024
Real Estate – commercial	3	343
Commercial loans	4	231
Consumer loans	3	28
Total nonaccrual loans	31	$11,267

The following summarizes nonaccrual loans at March 31, 2009 and December 31, 2008:

(dollars in thousands)	Number	March 31, 2009	Number	December 31, 2008
Real Estate – construction & development loans	56	$47,577	50	$52,443
Real Estate – residential loans	13	1,252	11	313
Real Estate – commercial	6	2,972	4	2,689
Commercial loans	4	231	4	459
Consumer loans	6	67	23	151
Total nonaccrual loans	85	$52,099	92	$56,055

Other real estate at March 31, 2009 increased approximately $5.0 million or 18.19% when compared to December 31, 2008. The following summarizes other real estate at March 31, 2009 and December 31, 2008:

(dollars in thousands)	Number of Properties	March 31, 2009	Number of Properties	December 31, 2008
Commercial properties	43	$19,928	41	$15,715
Residential properties	3	1,423	2	673
Vacant lots	203	10,795	207	10,786
Residential construction properties	1	163	1	163
Total other real estate	250	$32,309	251	$27,337

The increase in other real estate is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2008	$27,337
Foreclosed property	5,339
Additions to complete	433
Sales of other real estate	(800)
Balance at March 31, 2009	$32,309

Our Other Real Estate Owned (“OREO”) procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge-off.  Once the property is in OREO, the property is listed with a realtor to begin sales efforts.   The appraised value for the other real estate properties was approximately $36.8 million at March 31, 2009.

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

At March 31, 2009 and December 31, 2008, the Company had additional line of credit commitments, subject to available collateral, available as shown below:

	March 31, 2009	December 31, 2008
(dollars in thousands)	Total Available	Total Available
Federal discount window	$14,885	24,630
Federal funds line	10,000	10,000
Retail repurchase agreement	5,000	921
Retail repurchase agreement	7,000	-
Retail repurchase agreement	5,000	3,950

The Company entered into a repurchase agreement for a long term advance of $5.0 million during the first quarter of 2008 which matures in January of 2018.  The Company has approximately $6.5 million outstanding in commercial sweep accounts at March 31, 2009.   In addition, the Company has a total available line of $38.0 million, subject to available collateral, from the Federal Home Loan Bank.  The Company had $38.0 million in advances on this line at March 31, 2009.

Also, liquidity as a percent of deposits and total liabilities, with a target of 10%, is recommended to be calculated and monitored daily.   Based on these guidelines, the Bank’s liquidity ratios as a percent of deposits and total liabilities follow:

	March 31, 2009	December 31, 2008
Liquidity as a percent of deposits	18.08%	16.70%
Liquidity as a percent of total liabilities	16.01%	14.72%

At March 31, 2009, Habersham Bancorp and Habersham Bank were required to have minimum Tier 1 and total capital ratios of 4% and 8%, respectively.  Additionally, the Company and the Bank are required to maintain a leverage ratio (Tier 1 capital to average assets) of at least 4%.  The Company’s and the Bank’s ratios at March 31, 2009 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	8.67%	9.57%
Total Capital	9.94%	10.83%
Leverage	6.60%	7.31%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of March 31, 2009, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2008.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10K.

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

PART II

OTHER INFORMATION

Item 1.  Legal proceedings.

None

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, as well as those included in Part I. “Item 1.A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008, all of which could materially affect its business, financial condition or future results.  The risks described below and in the Annual Report of Form 10-K are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

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

HABERSHAM BANCORP
(Registrant)

Date May 14, 2009	/S/ Annette Banks
Chief Financial Officer
(for the Registrant and as the Registrant’s principal financial and accounting officer)