Form 10-Q
period 2009-06-30
HABERSHAM BANCORP
filed 2009-08-14
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009.

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _________ to ___________

Commission file number 0-13153

HABERSHAM BANCORP
(Exact name of registrant as specified in its charter)

Georgia	58-1563165
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization	Identification Number)

282 Historic Highway 441 North, P. O. Box 1980, Cornelia, Georgia	30531
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (706) 778-1000

Securities registered pursuant to Section 12(b) of the Exchange Act:	Common Stock, $1.00 par value

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
Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Exchange Act Rule 12b-2:

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
2,818,593 shares, common stock, $1.00 par value, as of August 14, 2009.

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

	JUNE 30, 2009	DECEMBER 31, 2008
ASSETS	(unaudited)	(audited)

Cash and due from banks	$21,353	$13,640
Federal funds sold	20,101	620
Total cash and cash equivalents	41,454	14,260

Investment securities available for sale	94,143	97,278
Investment securities held to maturity (estimated fair value of $1,042 at June 30, 2009 and $1,053 at December 31, 2008)	1,020	1,025
Other investments	2,598	3,334
Loans held for sale	620	-
Loans	307,726	322,775
Less allowance for loan losses	(7,517)	(12,168)
Loans, net	300,209	310,607

Premises and equipment, net	18,991	19,479
Other real estate owned	34,834	27,337
Cash surrender value of life insurance	10,114	9,936
Accrued interest receivable	2,008	2,222
Income tax receivable	2,386	2,504
Other assets	9,845	6,887
TOTAL ASSETS	$518,222	$494,869

LIABILITIES
Noninterest-bearing deposits	$34,712	$29,664
Money market and NOW accounts	76,471	77,638
Savings	42,297	43,180
Time deposits, $100,000 and over	113,185	102,391
Other time deposits	152,752	140,015
Total deposits	419,417	392,888

Short-term borrowings	765	760
Federal funds purchased and securities sold under repurchase agreements	15,224	16,384
Federal Home Loan Bank advances	38,000	38,000
Accrued interest payable	3,177	2,805
Other liabilities	2,302	2,034
TOTAL LIABILITIES	478,885	452,871

Commitments
STOCKHOLDERS’ EQUITY
Preferred stock - Series A; 10,000 shares authorized; 3,000 shares issued and outstanding at December 31, 2008: No shares issued and outstanding at June 30, 2009	-	2,978
Preferred stock - Series B: 4,000 shares authorized; no shares issued or outstanding at December 31, 2008: 4,000 shares issued and outstanding at June 30, 2009	3,963	-
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,818,593 shares issued and outstanding	2,819	2,819
Additional paid-in capital	13,490	13,490
Retained earnings	19,172	22,518
Accumulated other comprehensive income (loss)	(107)	193
TOTAL STOCKHOLDERS’ EQUITY	39,337	41,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$518,222	$494,869

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) For the Three- and Six-Month Periods Ended June 30, 2009 and 2008
(dollars in thousands, except share and per share amounts)

	Three Months ended		Six Months ended
	2009	2008	2009	2008
INTEREST INCOME
Loan interest and fees on loans	$4,218	$5,653	$8,734	$11,964
Taxable investment securities	953	853	1,967	1,711
Tax exempt investment securities	141	266	288	553
Federal funds sold	6	11	13	79
Other	5	52	9	131
TOTAL INTEREST INCOME	5,323	6,835	11,011	14,438
INTEREST EXPENSE
Time deposits, $100,000 and over	1,041	1,177	2,093	2,634
Other deposits	1,660	1,768	3,341	3,629
Short-term and other borrowings, primarily FHLB advances	460	620	946	1,310
TOTAL INTEREST EXPENSE	3,161	3,565	6,380	7,573
NET INTEREST INCOME	2,162	3,270	4,631	6,865
Provision for loan losses	1,300	654	3,080	1,077
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	862	2,616	1,551	5,788
NONINTEREST INCOME
Mortgage origination income	51	135	93	315
Service charges on deposits	246	251	499	498
Other service charges and commissions	63	70	121	140
Gain on sale of investment securities available for sale	256	161	314	289
Gain on sale and impairment of other investments, net	20	-	20	-
Other income	413	517	926	1,049
Total noninterest income	1,049	1,134	1,973	2,291
NONINTEREST EXPENSE
Salary and employee benefits	1,846	2,553	3,904	4,934
Occupancy	678	587	1,394	1,188
Other real estate expense	388	162	681	294
Computer services	147	123	319	268
Telephone	122	115	235	234
Leased equipment	118	115	246	235
General and administrative expense	1,306	991	2,290	1,959
Total noninterest expense	4,605	4,646	9,069	9,112
LOSS BEFORE INCOME TAXES	(2,694)	(896)	(5,545)	(1,033)
Income tax benefit	1,094	521	2,290	717
NET LOSS	$(1,600)	$(375)	$(3,255)	$(316)
Net loss per common share – Basic	$(.57)	$(.13)	$(1.15)	$(.11)
Net loss per common share – Diluted	$(.57)	$(.13)	$(1.15)	$(.11)
Weighted average number of common shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593
Weighted average number of common and common equivalent shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593
Dividends per share	-	$.10	-	$.20

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) For the Three- and Six-Month Periods Ended June 30, 2009 and 2008
(dollars in thousands)

	Three Months ended		Six Months ended
	2009	2008	2009	2008

NET LOSS	$(1,600)	$(375)	$(3,255)	$(316)

OTHER COMPREHENSIVE LOSS:
Unrealized holding losses on investment securities available for sale arising during the period	(782)	(2,503)	(210)	(1,943)
Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	39	73	69	(48)
Reclassification adjustment for realized gains on investment securities available for sale	(256)	(161)	(314)	(289)
Total other comprehensive loss, before tax	(999)	(2,591)	(455)	(2,280)
INCOME TAXES RELATED TO OTHER COMPREHENSIVE LOSS:
Unrealized holding losses on investment securities available for sale arising during the period	266	851	71	661
Unrealized holding (gains) losses on derivative financial instruments classified as cash flow hedges, arising during the period	(13)	(25)	(23)	16
Reclassification adjustment for realized gains on investment securities available for sale	87	55	107	98
Total income taxes related to other comprehensive loss	340	881	155	775
Total other comprehensive loss, net of tax	(659)	(1,710)	(300)	(1,505)
Total comprehensive loss	$(2,259)	$(2,085)	$(3,555)	$(1,821)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 2009 and 2008
(dollars in thousands)

	2009	2008

CASH FLOWS PROVIDED BY (USED BY) OPERATING ACTIVITIES:	$(1,928)	$1,218

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	6,500	6,538
Proceeds from sales and calls	18,677	35,519
Purchases	(22,414)	(45,448)
Investment securities held to maturity:
Proceeds from maturity	5	8
Proceeds from call	-	1,103
Other investments:
Proceeds from sale	758	75
Purchases	(2)	-
Net (decrease) increase in loans	(7,889)	4,378
Proceeds from sale of loans	5,910	-
Purchases of premises and equipment	(94)	(2,237)
Proceeds from sales of premises & equipment	8	-
Capitalized completion costs of other real estate	(680)	(731)
Proceeds from sale of other real estate	2,074	1,097
Net cash provided by investing activities	2,853	302

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	26,529	(18,322)
Net increase in short-term borrowings	5	19
Net (decrease) increase in federal funds purchased and securities sold under repurchase agreements	(1,159)	9,548
Proceeds from FHLB advances	7,000	7,000
Repayment of FHLB advances	(7,000)	(7,000)
Proceeds from issuance of preferred stock	1,000	-
Preferred stock issuance costs	(15)	-
Cash dividends paid	(91)	(564)
Net cash provided by (used by) financing activities	26,269	(9,319)

Increase (decrease) in cash and cash equivalents	27,194	(7,799)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	14,260	22,385
CASH AND CASH EQUIVALENTS: END OF PERIOD	$41,454	$14,586
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$9,237	$6,096
Change in components of other comprehensive income	(300)	(1,505)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Certain reclassifications have been made to the 2008 financial statement presentation to correspond to the current period’s format.

2.	Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2008.  The Company has consistently followed those policies in preparing this report.  The following is an additional new significant policy.

Events or Transactions Subsequent to the Balance Sheet Date

In May 2009, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 165, Subsequent Events.  This new standard applies to interim and annual financial periods ending after June 15, 2009.  The statement established principles setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements.  For the purposes of this accounting standard, the Company has evaluated subsequent events through August 14, 2009, the date financial statement were issued.

3.	Other Comprehensive Loss

Other comprehensive loss for the Company consists of items recorded directly in equity under Statement of Financial Accounting Standards (“SFAS”) No. 115, “Accounting for Certain Investments in Debt and Equity Securities” in addition to the net of tax fair value of cash flow hedges.  Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity.  At June 30, 2009, fair value of the available for sale investment securities decreased approximately $524,000 when compared to the fair value at December 31, 2008.  The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also decreased approximately $346,000.  These changes were the results of movements in the bond market as it responds to interest rate changes in the market.  At June 30, 2009, fair value of the cash flow hedges increased approximately $69,000 when compared to the fair value at December 31, 2008.  The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also increased approximately $46,000.

4.	Net Loss Per Share

Basic loss per share is computed by dividing net loss less dividends paid on preferred stock by the weighted average of common shares outstanding.  Options on 172,750 and 230,750 shares were not included in the diluted loss per share computations for the three months ended June 30, 2009 and 2008, respectively, as they were antidilutive. Options on 172,750 and 230,750 shares were not included in the diluted loss per share computations for the six month period ended June 30, 2009 and 2008, respectively, as they were antidilutive.

The reconciliation of the amounts used in the computation of loss per share for the three-month and six-month periods ended June 30, 2009 and 2008 is shown below.

(dollars in thousands, except share and and per share amounts)	Three Months ended June 30, 2009	Three Months ended June 30, 2008	Six Months ended June 30, 2009	Six Months ended June 30, 2008

Net loss	$(1,600)	$(375)	$(3,255)	$(316)
Less dividends on preferred stock	(46)	-	(91)	-
Net loss available to common shareholders	$(1,646)	$(375)	$(3,346)	$(316)

Weighted average common shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593
Loss per share:
Basic	$(.58)	$(.13)	$(1.19)	$(.11)
Diluted	$(.58)	$(.13)	$(1.19)	$(.11)

5.	Investment Securities Available for Sale

Amortized cost, estimated fair values, and gross unrealized gains and losses of investment securities available for sale are as follows:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-sponsored enterprises	$26,761	109	289	26,581
Mortgage-backed securities	54,474	918	99	55,293
State and political subdivisions	12,835	13	764	12,084
Equity securities	209	-	24	185
Total	$94,279	1,040	1,176	94,143

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-sponsored enterprises	$26,698	451	16	27,133
Mortgage-backed securities	55,391	1,066	45	56,412
State and political subdivisions	14,592	31	1,075	13,548
Equity securities	209	-	24	185
Total	$96,890	1,548	1,160	97,278

Proceeds from sales and calls of available for sale securities during the first six months of 2009 and 2008 were $18,677,000 and $35,519,000, respectively.   Gross gains of $322,000 were recognized on those sales for the first six months of 2009 and gross gains of $300,000 were recognized on those sales for the first six months of 2008.  Gross losses of $8,000 were recognized on those sales for the first six months of 2009 and gross losses of $11,000 were recognized on those sales for the first six months of 2008.

The following investments available for sale have an unrealized loss at June 30, 2009 and December 31, 2008 for which an other than temporary impairment has not been recognized:

	June 30, 2009			December 31, 2008

	No.	Estimated Fair Value	Unrealized Losses	No.	Estimated Fair Value	Unrealized Losses

Unrealized loss for less than 12 months:
U.S. government-sponsored enterprises	22	$16,839	287	1	$859	14
Mortgage-backed securities	18	12,188	98	15	2,622	13
State and political subdivisions	27	7,850	583	32	9,974	860
	67	36,877	968	48	13,455	887
Unrealized loss for greater than 12 months:
U.S. government-sponsored enterprises	1	56	2	1	60	2
Mortgage-backed securities	1	420	1	14	4,600	33
State and political subdivisions	8	2,813	181	5	1,520	214
Equity securities	1	185	24	1	185	24
	11	3,474	208	21	6,365	273
	78	$40,351	1,176	69	$19,820	1,160

The total fair value of the securities with an unrealized loss at June 30, 2009 and December 31, 2008 represented 97.17% and 94.15%, respectively, of their amortized cost; therefore, the impairment is not considered severe. While the duration is dependent on the market, the existing unrealized loss could be shortened by the issuing agency calling the securities.  These unrealized losses are considered temporary because of acceptable investment groups on each security and the repayment source of principal and interest are largely government backed.

The amortized cost and estimated fair values of investment securities available for sale, exclusive of equity investments, at June 30, 2009 and December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	June 30, 2009 Amortized Cost	June 30, 2009 Estimated Fair Value	December 31, 2008 Amortized Cost	December 31, 2008 Estimated Fair Value
Due in one year or less	$148	148	84	84
Due after one year through five years	2,374	2,355	2,324	2,325
Due after five years through ten years	10,132	10,271	16,584	16,809
Due after ten years	81,416	81,184	77,689	77,875
Total	$94,070	93,958	96,681	97,093

Investment securities available for sale with carrying values of approximately $64,234,000 and $76,782,000 were pledged as collateral at June 30, 2009 and December 31, 2008, respectively, for Federal Home Loan Bank advances, public deposits, and other deposits, as required by law.

6.	Investment Securities Held to Maturity

Amortized cost, estimated fair values, and gross unrealized gains and losses of investment securities held to maturity are as follows:

June 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$22	1	-	23
State and political subdivisions	998	21	-	1,019
Total	$1,020	22	-	1,042

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$27	1	-	28
State and political subdivisions	998	27	-	1,025
Total	$1,025	28	-	1,053

There were no proceeds from calls of held to maturity securities during the first six month of 2009.  Proceeds from calls of held to maturity securities during the first six months of 2008 were $1,103,000.

There were no gross gains or losses on the calls in the first six months of 2009.  Gross gains of $18,477 were  recognized on the calls in the first six months of 2008. There were no gross losses recognized on the calls in the first six months of 2008.

The amortized cost and estimated fair values of securities held to maturity at June 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

	June 30, 2009 Amortized Cost	June 30, 2009 Estimated Fair Value	December 31, 2008 Amortized Cost	December 31, 2008 Estimated Fair Value
Due in one year or less	$135	136	135	137
Due after one year through five years	556	566	562	569
Due after five years through ten years	324	336	324	342
Due after ten years	5	4	4	5
Total	$1,020	1,042	1,025	1,053

Investment securities held to maturity with carrying values of approximately $999,000 were pledged as collateral at June 30, 2009 and December 31, 2008, for public deposits and other deposits, as required by law.

7.	Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, other real estate owned and restructured loans. Accrual of interest is discontinued when either principal or interest becomes 90 days past due, (unless the loan is  both well secured and in the process of collection), or when in management’s opinion, reasonable doubt exists as to the full collection of interest or principal.  Income on such loans is then recognized only to the extent that cash is received and when the future collection of principal is probable.  Our Other Real Estate Owned (“OREO”) policies and procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge-off.  When the property is transferred to OREO, the property is listed with a realtor to begin sales efforts. Restructured loans consist of loans which have had concessions granted for economic or legal reasons related to the debtor’s financial difficulties which would not otherwise be considered.  Concessions may include a modification of the loan terms, such as a reduction of the stated interest rate, principal or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk.

The following summarizes nonperforming assets:

(dollars in thousands)	June 30, 2009	December 31, 2008
Accruing loans 90 days past due	$-	$802
Nonaccrual loans	50,912	56,055
Other real estate	34,834	27,337
Restructured loans	1,034	-
Total nonperforming assets	$86,780	$84,194

8.	Regulatory Matters

On June 24, 2009, Habersham Bank (the “Bank”), the subsidiary bank of Habersham Bancorp (the “Company”), entered into an Order to Cease and Desist (the “Order”) with the Georgia Department of Banking and Finance (the “Department”).  The Regional director of the Federal Deposit Insurance Corporation (the “FDIC”) has acknowledged the Order.  The Order became effective 10 days after issuance.

Under the terms of the Order, the Bank will prepare and submit written plans and/or reports to the regulators that address the following items: maintaining sufficient capital at the Bank; improving the Bank’s liquidity position and funds management practices; reducing adversely classified items; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; continuing to improve loan underwriting, loan administration, and portfolio management; reducing concentrations of credit; and revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings.  While the Order remains in place, the Bank may not pay cash dividends or bonuses without the prior written consent of the regulators.

The Company’s management and Board intend to fully comply with the requirements of the Order.

9.	Preferred Stock

On June 25, 2009, the Company amended its Amended and Restated Articles of Incorporation to authorize 4,000 shares of Series B Convertible Redeemable Preferred Stock, no par value (the “Series B Preferred Stock").  The terms of the Series B Preferred Stock were established by the Company’s  Board of Directors.

The Series B Preferred Stock is nonvoting except as permitted, by law;  will receive a 6% per annum non-cumulative dividend, payable quarterly; has a liquidation preference of $1,000 per share and may be redeemed by the Company at any time, subject to any required regulatory or third party approvals.  The Series B Preferred Stock is convertible into common stock at the holder’s option beginning three years after issuance at a conversion price of $4.00 per share, subject to standard anti-dilution provisions and the following limitations on conversion:  (i) the holder will not be entitled to convert the shares to the extent the conversion would result in the holder’s beneficial ownership of more than 4.99% of the shares of common stock that would be outstanding immediately following conversion unless the holder obtains such prior regulatory approval as may be required for its resulting beneficial ownership of the common stock or an opinion of counsel that such approval is not required; and (ii) the holder will not be entitled to convert to the extent it would result in the issuance of more shares than the Company would be allowed to issue upon conversion under Nasdaq Stock Market rules (20% or more of the outstanding shares, calculated as of the original issuance date of the Series B Preferred Stock) unless the Company obtains either prior shareholder approval of the issuance under applicable Nasdaq rules or an opinion of counsel that such approval is not required.

The Company’s Board of Directors approved the issuance of 4,000 shares of Series B  Preferred Stock in the following  transactions.  On June 25, 2009, the Company issued 1,000 shares of Series B Preferred Stock to two investors for aggregate cash proceeds of $1 million. Additionally, on June 25, 2009, the Company issued 3,000 shares of Series B Preferred Stock to Fieldale Farms Corporation (“Fieldale”) in exchange for the 3,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) held by Fieldale and the cancellation of the parties’ respective rights and obligations under the Series A Preferred Stock Subscription Agreement, for no additional consideration.   As a result, there were no shares of Series A Preferred Stock outstanding and 4,000 shares of Series B Preferred Stock outstanding at June 30, 2009.

The Company did not pay any underwriting or placement fees or commissions with respect to the sale, and it relied on the exemption from registration provided by Rule 506 under the Securities Act of 1933, as amended, for the offer and sale of the securities.

10.	Fair Value Measurements and Disclosures

Effective January 1, 2008, the Company adopted Financial Accounting Standards Board (“FASB”) Statement  No. 157, Fair Value Measurements (“SFAS No. 157”), which provides a framework for measuring fair value under generally accepted accounting principles.  SFAS No. 157 applies to all financial instruments that are being measured  and reported on a fair value basis.

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

Other Investments

For disclosure purposes the carrying value of other investments approximates fair value.

Loans and Mortgage Loans Held for Sale

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with SFAS No.114,  Accounting by Creditors for Impairment of a Loan, (“SFAS No.114”).  The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with SFAS No.157, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Other Real Estate Owned

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets (liabilities) measured at fair value on a recurring basis as of June 30, 2009 and December 31, 2008.

	June 30, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$94,143	2,028	92,115	-
Interest rate swap	(26)	-	(26)	-
Total net assets at fair value	$94,117	2,028	92,089	-

	December 31, 2008

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$97,277	8,411	88,866	-
Interest rate swap	(95)	-	(95)	-
Total net assets at fair value	$97,182	8,411	88,771	-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2009 and December 31, 2008.

	June 30, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate owned	$34,834	-	34,834	-
Loans	57,790	-	57,790	-
Total	$92,624	-	92,624	-

	December 31, 2008

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate owned	$27,337	-	27,337	-
Loans	58,660	-	58,660	-
Total	$85,997	-	85,997	-

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at June 30, 2009 and December 31, 2008 are presented below:

	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$41,454	41,454	14,260	14,260
Investment securities available for sale	94,143	94,143	97,278	97,278
Investment securities held to maturity	1,020	1,042	1,025	1,053
Other investments	2,598	2,598	3,334	3,334
Loans held for sale	620	620	-	-
Loans, net	300,209	300,266	310,607	311,010
Cash surrender value of life insurance	10,114	10,114	9,936	9,936
Liabilities:
Deposits	$419,417	422,482	392,888	396,813
Short-term borrowings	765	765	760	760
Federal funds purchased and securities sold under repurchase agreements	15,224	15,224	16,384	16,384
FHLB advances	38,000	39,102	38,000	39,280
Interest rate swaps	26	26	95	95

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

11.	Recent Accounting Pronouncements

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R).  This statement amends certain requirements of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable  Interest Entities, to improve financial reporting by enterprises involved with variable interest entities and to provide more relevant and reliable information to users of  financial statements. This Statement shall be effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter with earlier application prohibited.  Management does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets, an amendment of FASB Statement No. 140.  The objective of this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides.  This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter with earlier application prohibited. This Statement must be applied to transfers occurring on or after the effective date. Management does not anticipate it will have a material effect on the Company's consolidated financial condition or results of operations.

In May 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 165, Subsequent Events. SFAS No. 165 establishes principles and requirements for subsequent events, setting forth the period after the balance sheet date during which management of a reporting entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date.  SFAS No. 165 is effective for interim or annual financial periods ending after June 15, 2009, and shall be applied prospectively.  The adoption of SFAS No. 165 did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued FASB Staff Position ("FSP") FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly.  This FSP provides additional guidance for estimating fair value in accordance with FAS 157 when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly, emphasizing that even if there has been a significant decrease in the volume and level of activity for the asset or liability and regardless of the valuation technique(s) used, the objective of a fair value measurement remains the same. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and early adoption is permitted for periods ending after March 15, 2009.  The adoption of FSP 157-4 did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments.  This FSP requires disclosures about fair value of financial instruments for interim reporting periods as well as in annual financial statements. This FSP also amends APB Opinion No. 28, Interim Financial Reporting, to require those disclosures in summarized financial information at interim reporting periods. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP 107-1 and APB 28-1 did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairments.  This FSP addresses the unique features of debt securities and clarifies the interaction of the factors that should be considered when determining whether a debt security is other-than-temporarily impaired. This FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP does not amend existing recognition and measurement guidance for other-than- temporary impairments. The FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. Earlier adoption for periods ending before March 15, 2009 is not permitted.  The adoption of FSP 115-2 and 124-2 did not have a material effect on the Company's consolidated financial condition or results of operations.

In April 2009, the FASB issued FSP FAS 141(R)-1, Accounting for Assets Acquired and Liabilities Assumed in a Business Combination that Arise from Contingencies.  This FSP amends and clarifies FASB Statement No. 141 (revised 2007), Business Combinations, to address application issues raised by preparers, auditors, and members of the legal profession on initial recognition and measurement, subsequent measurement and accounting, and disclosure of assets and liabilities arising from contingencies in a business combination.  This FSP is effective for assets or liabilities arising from contingencies in business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008.  The adoption of 141(R)-1 did not have a material effect on the Company's consolidated financial condition or results of operations.

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

Executive Summary

Habersham Bancorp reported a second quarter loss of $1.6 million or $.57 per diluted share when compared to second quarter loss of $375,000 or $.13 per diluted share in 2008.  The year-to-date loss for the six-month period ended June 30, 2009, was $3.3 million or $1.15 per diluted share when compared to year-to-date loss of $316,000 or $.11 per diluted share, for the same period in 2008.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Interest income for the second quarters of 2009 and 2008 was approximately $5.3 million and $6.8 million, respectively, representing a decrease of approximately 22.12% when comparing the second quarter of 2009 to the same period of 2008.  Interest income for the six-month periods of 2009 and 2008 was approximately $11.0 million and $14.4 million, respectively, representing a decrease of approximately 23.74% when comparing the 2009 period to the 2008 period.  The decreases resulted from the effect of decreases in average loan balances and increases in the number and balances of loans in nonaccrual status.

Interest expense for the second quarters of 2009 and 2008 was approximately $3.2 million and $3.6 million, respectively, representing a decrease of approximately 11.33% when comparing the second quarter of 2009 to the same period of 2008.  Interest expense for the six-month periods of 2009 and 2008 was approximately $6.4 million and $7.6 million, respectively, representing a decrease of approximately 15.75% when comparing the 2009 period to the 2008 period.  These decreases resulted from declining rates paid on deposit and borrowing balances for the three month and six month periods ended June 30, 2009 when compared to the same periods in 2008.

Net interest income before provision for loan loss for the second quarter of 2009 and the six-month period ended June 30, 2009 decreased approximately $1.1 million or 33.88%, and $2.2 million or 32.54%, respectively, when compared to the same periods in 2008 as a result of the items discussed above.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provision for loan losses. As delinquencies and foreclosures continue to increase, Habersham Bank recorded provisions to its allowance for loan losses during the second quarter and first six months of 2009 of approximately $1.3 million and $3.1 million, respectively.   For the second quarter and six-month period of 2008, Habersham Bank recorded provision for loan losses to its allowance for loan losses of approximately $654,000 and $1.1 million, respectively.

The net interest margin for the second quarter and first six months of 2009 was 2.11% and 2.25%, respectively compared to 3.09% and 3.21% for the same periods in 2008.  Two factors which impact the net interest margin are average interest bearing assets, which decreased approximately $15.8 million and average interest-bearing liabilities, which increased approximately $18.5 million, when comparing the first six months of 2009 to the first six months of 2008.

Total assets increased approximately $23.3 million or 4.72% from $494.9 million at December 31, 2008 to $518.2 million at June 30, 2009. Increases in cash and cash equivalents (primarily federal funds sold), other real estate and in all other assets totaling approximately $27.2 million, $7.5 million and $2.3 million, respectively, were offset by decreases in the total net loan portfolios and in the investment securities portfolio totaling approximately $9.8 million and $3.9 million, respectively.

Total liabilities (deposits, borrowings and other liabilities) at June 30, 2009 increased approximately $26.0 million or 5.74% from $452.9 million at December 31, 2008 to $478.9 million at June 30, 2009.  Increases in the total deposit portfolio and in all other liabilities totaling approximately $26.5 million and $640,000, respectively, were offset by decreases in the borrowings totaling approximately $1.1 million.

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

Material Changes in Financial Condition

Total assets increased approximately $23.3 million or 4.72% from $494.9 million at December 31, 2008 to $518.2 million at June 30, 2009.     Increases in cash and cash equivalents (primarily federal funds sold), other real estate and in all other assets totaling approximately $27.2 million, $7.5 million and $2.3 million, respectively, were offset by decreases in the total net loan portfolios and in the investment securities portfolio totaling approximately $9.8 million and $3.9 million, respectively.

Cash and cash equivalents
Cash and cash equivalents consist of federal funds sold and cash and due from banks balances. Federal funds sold balances increased approximately $19.5 million and cash and due from banks balances increased approximately $7.7 million when compared to balances at December 31, 2008.  These increases resulted from customers’ activity within their accounts during the six month period ended June 30, 2009.  Federal funds sold balances also include approximately $6.0 million resulting from a sale of loans at quarter end.

Investment securities
During the first six months of 2009, purchases of investment securities available for sale totaled approximately $22.4 million, offset by maturities, calls and sales of approximately $25.2 million.  The purchases consisted of approximately $8.2 million in U.S. government-sponsored enterprise bonds and $14.2 million in mortgage backed securities.  The calls and sales within the investment securities portfolio generated net gains of approximately $314,000.  The unrealized loss on the investment securities available for sale portfolio decreased approximately $524,000 during the six-month period ending June 30, 2009.  Other investments of $638,000 were sold resulting in gains of approximately $120,000, which were offset by an impairment write-off of $100,000 in another investment.  Payments in the investment securities held to maturity portfolio totaled approximately $5,000 during the first six months of 2009.

Loans
Loans held for sale increased approximately $620,000 and the total loan portfolio decreased approximately $15.0 million when comparing balances at June 30, 2009 to December 31, 2008.   Decreases occurring in the real estate construction lending, commercial real estate properties and in consumer lending portfolios totaling approximately $12.8 million, $1.3 million and $1.7 million, respectively, were offset by increases in the residential real estate and in the commercial lending portfolios totaling approximately $560,000 and $129,000, respectively.   The allowance for loan losses decreased approximately $4.7 million during the first six months of 2009.  See a more detailed discussion in “Asset Quality”.

Other real estate and premises & equipment
Other real estate balances increased approximately $7.5 million during the first six months of 2009.  This increase was the result of foreclosures and additional expenses to build out residential construction projects totaling approximately $9.2 million and $680,000, offset by sales of ORE properties totaling approximately $2.1 million and losses on those sales of $346,000.    See a more detailed discussion in “Asset Quality”.

Deposits
Total deposits increased approximately $26.5 million when comparing balances at June 30, 2009 to December 31, 2008 balances, with  increases occurring in time deposit and noninterest bearing deposit balances of approximately $23.5 million and $5.0 million, respectively, offset by decreases in money market and NOW accounts  and in saving account balances of approximately, $1.2 million and $883,000, respectively.

Borrowings
Total borrowings decreased approximately $1.2 million when comparing June 30, 2009 balances to December 31, 2008 with decreases occurring in federal funds purchased and securities sold under repurchase agreements.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates paid for deposits and borrowings for the second quarters and the first six months of 2009 and 2008.

	Three Months ended June 30		Six Months ended June 30
	2009	2008	2009	2008
INTEREST YIELDS EARNED:
Loans	5.31%	6.67%	5.47%	7.03%
Investment securities	4.70%	5.18%	4.78%	5.29%
Federal funds sold	.25%	2.26%	.29%	3.11%

INTEREST RATES PAID:
Deposits	2.83%	3.46%	2.88%	3.61%
Borrowings	3.60%	3.67%	3.64%	4.04%

Total interest income for the second quarter of 2009 decreased approximately $1.5 million or 22.12% when compared to the second quarter of 2008.  Total interest income for the six-month period ending June 30, 2009 decreased approximately $3.4 million or 23.74% when compared to the six-month period ending June 30, 2008.

The decrease in interest income is the result of the following: 1) Approximately $228.1 million or 72.18% of the loan portfolio is a variable rate loan product which may reprice daily, monthly, quarterly or annually.  As the prime rate decreases, as it has in the periods in question, the loan yields decrease accordingly.  2) Average loan balances also decreased approximately $18.1 million or 5.32% due to maturities, payouts and foreclosures when comparing the six-month periods ending June 30, 2009 and 2008.  3)  Approximately $50.9 million or 16.54% of the loan portfolio is in nonaccrual status at June 30, 2009.  However, nonaccrual loans at June 30, 2009 decreased approximately $5.1 million when compared to the December 31, 2008.  Interest income is reduced as the number and balances of loans in nonaccrual status remain at this level.   See a more detailed discussion in “Asset Quality”.

Total interest expense for the second quarter of 2009 decreased approximately $404,000 or 11.33% when compared to the second quarter of 2008.  Average balances in interest bearing accounts increased approximately $40.8 million when comparing the second quarter of 2009 to the second quarter of 2008.  During the same period, the average interest rate paid on deposits decreased approximately .63%.  Rates on savings and money market accounts, time deposits and interest bearing demand deposits decreased approximately 1.55%, .98% and .42%, respectively.  Average balances in other borrowings decreased approximately $16.4 million when comparing the second quarter of 2009 to the second quarter of 2008 with a decrease in the average rate paid on borrowings of approximately .07%.

Total interest expense for the first six months of 2009 decreased approximately $1.2 million or 15.75% when compared to the first six months of 2008.   Average balances in interest bearing accounts increased approximately $31.2 million when comparing the first six months of 2009 and 2008.   During the same period, the average interest rate paid on deposits decreased approximately .73%.   Rates on savings and money market accounts, time deposits and  interest bearing demand deposits decreased approximately 1.45%, 1.01% and .70%, respectively.  Average balances in other borrowings decreased approximately $12.7 million when comparing the first six months of 2009 to the first six months of 2008 with a decrease in the average rate paid on borrowings of approximately .40%.

Net interest income before provision for loan losses decreased approximately $1.1 million or 33.88% for the second quarter of 2009 and decreased approximately $2.2 million or 32.54% for the first six months of 2009 when compared to the same period in 2008 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 2.11% for the second quarter of 2009 compared to 3.08% for the second quarter of 2008, and was 2.25% for the first six months of 2009 compared to 3.21% for the first six months of 2008.

Noninterest income decreased $85,000 or 7.50% for the second quarter of 2009 over the same period in 2008 and decreased $318,000 or 13.88% for the first six months of 2009 over the same period in 2008.

When comparing second quarter 2009 to second quarter 2008, increases occurring in net gains realized on calls and sales within the investment securities portfolio totaling approximately $95,000 during the second quarter of 2009 were offset by decreases within mortgage origination fee income, service charges and in other income totaling approximately $84,000, $12,000 and $84,000, respectively.   Decreases in the income from cash surrender value of life insurance, in trust fees and in gains on sale of other real estate totaling approximately $20,000, $21,000 and $19,000, respectively, are reflected in the decrease in other income.

When comparing noninterest income for the first six months of 2009 to the first six months of 2008, decreases in mortgage origination income, in other income and in service charges totaling approximately $222,000, $103,000 and $18,000, respectively, were offset by increases in net gains realized on calls and sales within the investment securities portfolio totaling approximately $25,000.   Decreases in the income from cash surrender value of life insurance, in trust fees, in gains in sale of other real estate and in commissions on investment sales totaling approximately $21,000, $28,000, $28,000 and $14,000, respectively, are reflected in the decrease in other income.

Noninterest expense decreased $41,000 or .88% for the second quarter of 2009 over the same period in 2008 with decreases in salary and employee benefits of approximately $707,000 offset by increases in  general and administrative expense, other real estate expense, occupancy expense (including telephone and leased equipment) and computer services of approximately $315,000, $226,000, $101,000,  and $24,000, respectively. The decrease in salary and employee benefits resulted from efforts to decrease salary expense through reduction in staff and hours worked. The increase in general and administrative expense consists primarily of increases in outside services totaling approximately $447,000 offset by decreases in marketing expenses, office supplies and other expenses totaling approximately $61,000, $15,000 and $55,000, respectively.   Outside services includes FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.  FDIC expense increased due to a special assessment totaling approximately $241,000 at the end of the second quarter of 2009.  Additionally, legal fees increased approximately $127,000 during the second quarter of 2009.  Increases in occupancy expense, telephone and leased equipment related to charges for the Flowery Branch Office in Hall County, which opened during the fourth quarter of 2008.   Other real estate expense increases resulted from the increasing number of foreclosed properties being managed.

Noninterest expense decreased $43,000 or .47% for the first six months of 2009 over the same period in 2008 with decreases in salary and employee benefits of approximately $1.0 million offset by increases in other real estate expense, general and administrative expense, occupancy expense (including telephone and leased equipment) and computer services of approximately $387,000, $331,000, $218,000 and $51,000, respectively. The decrease in salary and employee benefits resulted from efforts to decrease salary expense through reduction in staff and hours worked.  The increase in general and administrative expense consists primarily of increases in outside services totaling approximately $609,000 offset by decreases in marketing expenses, office supplies and other expenses totaling approximately $116,000, $21,000 and $140,000, respectively.   Outside services includes FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.  FDIC expense increased approximately $145,000 for the six months ended June 30, 2009 when compared to the same period in 2008 in addition to a special assessment totaling approximately $241,000 which was booked at the end of the second quarter of 2009.  Additionally, legal fees increased approximately $220,000 during the second quarter of 2009.  Increases in occupancy expense, telephone and leased equipment related to charges for the Flowery Branch Office in Hall County, which opened during the fourth quarter of 2008.   Other real estate expense increases resulted from the increasing number of foreclosed properties being managed.

An income tax benefit of approximately $1,094,000 was recorded for the three months ended June 30, 2009 compared to an income tax benefit of approximately $521,000 for the three months ended June 30, 2008.  An income tax benefit of approximately $2,290,000 was recorded for the first six months of 2009 compared to an income tax benefit of approximately $717,000 for the first six months of 2008.  The effective tax rate for the second quarter of 2009 and 2008 was 40.61% and 58.15%, respectively. The effective tax rate for the six months ended June 30, 2009 and 2008 was 41.30% and 69.41%, respectively.  Tax-exempt income of approximately $249,000 was 9.24% of pre-tax loss for the second quarter of 2009 when compared to 43.15% of pre-tax loss for the second quarter of 2008.  Tax exempt income of approximately $521,000 was 9.40% of pre-tax loss for the first six months of 2009 when compared to 76.81% of pre-tax loss for the first six months of 2008.

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

For loans considered impaired, specific allowances are provided in the event that the specific collateral analysis on each problem loan indicates that the liquidation of the collateral would not result in repayment of these loans if the loan is collateral dependent or if the present values of expected future cash flows on the loan are less than the balance.  In addition to these allocated allowances, at any point in time, the Company may have an unallocated component of the allowance.  Unallocated portions of the allowance are due to a number of quantitative and qualitative factors, such as improvement in the condition of impaired loans and credit concentrations.  All nonaccrual loans are considered impaired.

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity.  Cash flows adequate to support a repayment schedule are an element considered for all loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at June 30, 2009 was $12.9 million.

At June 30, 2009 and December 31, 2008, the ratio of the allowance for loan losses to total loans was 2.44% and 3.77%, respectively.   For the second quarter and first six months of 2009, provision for loan losses expense totaled approximately $1.3 million and $3.1 million, respectively.   For the second quarter and first six months of 2008, provision for loan losses expense totaled approximately $654,000 and $1.1 million, respectively.

Net charge-offs for the first six months of 2009 totaled $7.7 million compared to net charge-offs of $787,000 for the first six months of 2008 as detailed below:

(dollars in thousands)	No.	June 30, 2009	No.	June 30, 2008

Charge-offs:
Commercial	5	$398	2	$53
Real Estate	24	7,191	15	695
Consumer	30	232	29	69
Total Charge-offs	59	7,821	46	817

Recoveries:
Commercial		3		1
Real Estate		60		-
Consumer		27		29
Total Recoveries		90		30

Net Charge-offs		$7,731		$787

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes nonperforming assets:

(dollars in thousands)	June 30, 2009	December 31, 2008
Accruing loans 90 days past due	$-	$802
Nonaccrual loans	50,912	56,055
Other real estate	34,834	27,337
Restructured loans	1,034	-
Total nonperforming assets	$86,780	$84,194

Nonperforming assets increased $2,586,000 or 3.07% from December 31, 2008 to June 30, 2009.  See the discussion that follows within this section for a description of the assets that comprised this increase.

Loans classified as 90 days past due decreased $802,000 or 100% from December 31, 2008 to June 30, 2009.   The decrease is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2008	$802
New loans classified to 90 days past due status	126
Payments received	(151)
Charged-off	(5)
Forbearance & modification agreements	(772)
Balance at June 30, 2009	$-

The following summarizes accruing loans 90 days past due at June 30, 2009 and December 31, 2008:

(dollars in thousands)	June 30, 2009	December 31, 2008

Real estate secured construction loans	$-	$25
Residential loans	-	772
Consumer loans	-	5
Balance at June 30, 2009	$-	$802

Impaired loans consist of loans on nonaccrual status.  The decrease is the net result of the following changes:

Balance at December 31, 2008	$56,055
Loans reclassified to nonaccrual status in 2009	19,495
Advances	371
Payments received on nonaccrual loans during 2009	(10,963)
Nonaccrual loans charged-off during 2009	(6,190)
Nonaccrual loans reclassified to other real estate	(7,058)
Nonaccrual loans reclassified to repossessions	(108)
Nonaccrual loans reclassified to accrual status in 2009	(690)
Balance at June 30, 2009	$50,912

Nonaccrual loans may be reclassified to accrual status upon interest and payments being brought current.

Additions of loans on nonaccrual status consisted of the following:

(dollars in thousands)		June 30, 2009

Real Estate – construction & development loans	27	$17,016
Real Estate – residential loans	19	1,453
Real Estate – commercial	5	506
Commercial loans	7	353
Consumer loans	15	167
Total nonaccrual loans	73	$19,495

The following summarizes nonaccrual loans at June 30, 2009 and December 31, 2008:

(dollars in thousands)	Number of Properties	June 30, 2009	Number of Properties	December 31, 2008

Real Estate – construction & development loans	55	$47,103	50	$52,443
Real Estate – residential loans	14	486	11	313
Real Estate – commercial	6	2,998	4	2,689
Commercial loans	5	253	4	459
Consumer loans	11	72	23	151
Total nonaccrual loans	91	$50,912	92	$56,055

Other real estate at June 30, 2009 increased approximately $7.5 million or 27.42% when compared to December 31, 2008. The following summarizes other real estate at June 30, 2009 and December 31, 2008:

(dollars in thousands)	Number of Properties	June 30, 2009	Number of Properties	December 31, 2008
Residential properties – spec houses	36	$15,645	41	$15,715
Commercial properties	3	1,423	2	673
Vacant lots	212	16,869	207	10,786
Mobile home and lot	1	52	-	-
Residential construction properties	2	845	1	163
Total other real estate	254	$34,834	251	$27,337

The increase in other real estate is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2008	$27,337
Foreclosed property	9,237
Additions to complete	680
Sales of other real estate	(2,420)
Balance at June 30, 2009	$34.834

Our Other Real Estate Owned (“OREO”) procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge-off.  Once the property is in OREO, the property is listed with a realtor to begin sales efforts.   The appraised value for the other real estate properties was approximately $42.1 million at June 30, 2009.

The following summarizes restructured loans at June 30, 2009 and December 31, 2008:

(dollars in thousands)	June 30, 2009	December 31, 2008

Real estate secured construction loans	$529	$-
Residential loans	482	-
Consumer loans	23	-
Balance at June 30, 2009	$1,034	$-

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

At June 30, 2009 and December 31, 2008, the Company had additional line of credit commitments, subject to available collateral, available as shown below:

(dollars in thousands)	June 30, 2009 Total Available	December 31, 2008 Total Available

Federal discount window	$9,830	24,630
Federal funds line	10,000	10,000
Retail repurchase agreement	22,516	921
Retail repurchase agreement	-	3,950

The Company entered into a repurchase agreement for a long term advance of $5.0 million during the first quarter of 2008 which matures in January of 2018.  The Company has approximately $10.2 million outstanding in commercial sweep accounts at June 30, 2009.   In addition, the Company has a total available line of $38.0 million, subject to available collateral, from the Federal Home Loan Bank.  The Company had $38.0 million in advances on this line at June 30, 2009.

Also, liquidity as a percent of deposits and total liabilities, with a target of 10%, is recommended to be calculated and monitored daily.   Based on these guidelines, the Bank’s liquidity ratios as a percent of deposits and total liabilities follow:

	June 30, 2009	December 31, 2008
Liquidity as a percent of deposits	21.23%	16.70%
Liquidity as a percent of total liabilities	18.67%	14.72%

On June 25, 2009, the Company issued 1,000 shares of Series B Convertible Redeemable Preferred Stock (“Series B Preferred Stock”) to two investors in a private placement under Rule 506 of the Securities Act of 1933, as amended, for aggregate cash proceeds of $1.0 million.  It also issued to Fieldale Farms Corporation (“Fieldale”), for no additional consideration, 3,000 shares of Series B Preferred Stock in exchange for an equal number of Series A Non-Cumulative Perpetual Preferred Stock and the cancellation of the parties’ respective rights and obligations under the Subscription Agreement dated December 31, 2008 between the Company and Fieldale relating to the Series A Preferred Stock.  The terms of the Series B Preferred Stock are set forth in Note 9 to the Financial Statements filed herewith.

FDIC and Federal Reserve Board regulations require minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum leverage ratio (Tier 1 capital to average assets) of at least 4%.  Under the Order, however, the Bank is required to maintain a total capital ratio of at least 10% and a leverage ratio of at least 8%.  Because it is subject to an Order requiring it to maintain specified minimum capital ratios, the Bank cannot be classified as “well capitalized,” and is instead classified as “adqequately capitalized” for regulatory purposes.

The Company’s and the Bank’s ratios at June 30, 2009 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	8.28%	9.15%
Total Capital	9.54%	10.40%
Leverage	6.13%	6.79%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2009, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2008.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10K.

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

PART II

OTHER INFORMATION

Item 1.  Legal proceedings.

None

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors discussed below, as well as those included in Part I. “Item 1.A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II. “Item 1.A. Risk Factors” in the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2009, all of which could materially affect its business, financial condition or future results.  The risks described below and in the Annual Report on Form 10-K and Quarterly Report on Form 10-Q are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

We are operating under a regulatory order.

On June 24, 2009, the Bank entered into an Order to Cease and Desist (the “Order”) with the Georgia Department of Banking and Finance (the “Department”).  The Regional Director of the FDIC acknowledged the Order, which became effective 10 days after issuance.

Under the terms of the Order, the Bank will prepare and submit written plans and/or reports to the regulators that address the following items: maintaining sufficient capital at the Bank;, improving the Bank’s liquidity position and funds management practices; reducing adversely classified items; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; continuing to improve loan underwriting, loan administration, and portfolio management; reducing concentrations of credit; and revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings.   The Order is attached as Exhibit 10.1 to this report.

While the Order remains in place, the Bank may not pay cash dividends or bonuses without the prior written consent of the regulators.   As a result, the Company’s access to dividend funds from the Bank has been curtailed.  Additionally, as a result of the Order, the Bank is no longer considered “well capitalized” for regulatory purposes and is therefore required to obtain a waiver before accepting, renewing or rolling over any brokered deposits and is subject to the interest rate restrictions described below, both of which limit our liquidity funding sources.  The Order has also limited our lending activities and increased our compliance costs, which could materially adversely affect our financial condition, cash flows and results of operations.

Current and future restrictions on the conduct of our business could adversely impact our ability to attract deposits or otherwise impact our profitability.

Because we are no longer considered "well capitalized" by our banking regulators, we are, among other restrictions, prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity.  Effective January 1, 2010, financial institutions that are not well capitalized will be prohibited from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC, except in very limited circumstances where the FDIC permits use of a higher local market rate.  This national rate may be lower than the prevailing rates in our local market, and we may be unable to secure the permission of the FDIC to use a local market rate. If restrictions on the rates we are able to pay on deposit accounts negatively impacts our ability to compete for deposits in our market area, we may be unable to attract or maintain core deposits, and our liquidity and ability to support demand for loans could be adversely affected.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The Company did not repurchase any of its shares of common stock during the period covered by this report.

Item 3.  Defaults upon senior securities.

None

Item 4.  Submission of matters to a vote of security holders.

(a)	The regular annual meeting of the shareholders of the Company was held on April 19, 2009.

(b)
The business conducted at the meeting included the election of the Board of Directors.  The Directors elected at the meeting were: Edward D. Ariail, Thomas A. Arrendale, III,  Bonnie C. Bowling, Ben F. Cheek, III, Michael C. Martin, Michael L. Owen, James A. Stapleton, Jr., David D. Stovall, and Calvin R. Wilbanks.

At the registrant’s Annual Meeting of Shareholders on April 19, 2009 the shareholders elected directors to serve for a term of one year or until their successors are duly qualified and elected.  The following table sets forth the number of votes cast and withheld with respect to each nominated director.  There were no broker non-votes or abstentions.

Name	Votes For	Votes Withheld
Edward D. Ariail	2,123,890	65,647
Thomas A. Arrendale, III	2,183,138	6,399
Bonnie C. Bowling	2,179,408	10,129
Ben F. Cheek, III	2,183,353	6,184
Michael C. Martin	2,183,853	5,684
Michael L. Owen	2,123,890	65,647
James A. Stapleton, Jr.	2,183,353	6,184
David D. Stovall	2,179,623	9,914
Calvin R. Wilbanks	2,183,853	5,684

Item 5.  Other information.

None

Item 6.  Exhibits

(a) The registrant submits herewith as exhibits to this report on Form 10-Q the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

10.1   Order to Cease and Desist dated June 24, 2009 between the Georgia Department of Banking and Finance, the Regional Director of the FDIC, and the Board of Directors of Habersham Bank.

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

HABERSHAM BANCORP
(Registrant)

Date August 14, 2009	/s/ Annette Banks
Chief Financial Officer (for the Registrant and as the Registrant’s principal financial and accounting officer)