Form 10-Q
period 2009-09-30
HABERSHAM BANCORP
filed 2009-11-16
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
2,818,593 shares, common stock, $1.00 par value, as of November 13, 2009.

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS	SEPTEMBER 30, 2009 (unaudited)	DECEMBER 31, 2008 (audited)
Cash and due from banks	$19,967	$13,640
Federal funds sold	12,630	620
Total cash and cash equivalents	32,597	14,260

Investment securities available for sale	86,907	97,278
Investment securities held to maturity (estimated fair value of $1,040 at September 30, 2009 and $1,053 at December 31, 2008)	1,019	1,025
Other investments	2,598	3,334
Loans	295,646	322,775
Less allowance for loan losses	(10,378)	(12,168)
Loans, net	285,268	310,607

Premises and equipment, net	15,268	19,479
Bank properties held for sale	3,366	-
Other real estate owned	36,620	27,337
Cash surrender value of life insurance	10,195	9,936
Accrued interest receivable	2,013	2,222
Income tax receivable	-	2,504
Other assets	12,940	6,887
TOTAL ASSETS	$488,791	$494,869

LIABILITIES
Noninterest-bearing deposits	$30,234	$29,664
Money market and NOW accounts	78,432	77,638
Savings	40,280	43,180
Time deposits, $100,000 and over	119,656	102,391
Other time deposits	134,614	140,015
Total deposits	403,216	392,888

Short-term borrowings	400	760
Federal funds purchased and securities sold under repurchase agreements	8,134	16,384
Federal Home Loan Bank advances	38,000	38,000
Accrued interest payable	2,617	2,805
Other liabilities	2,003	2,034
TOTAL LIABILITIES	454,370	452,871

Commitments
STOCKHOLDERS’ EQUITY
Preferred stock - Series A; 10,000 shares authorized; 3,000 shares issued and outstanding at December 31, 2008: No shares issued and outstanding at September 30, 2009	-	2,978
Preferred stock - Series B: 4,000 shares authorized; no shares issued or outstanding at December 31, 2008: 4,000 shares issued and outstanding at September 30, 2009	3,963	-
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,818,593 shares issued and outstanding	2,819	2,819
Additional paid-in capital	13,490	13,490
Retained earnings	13,143	22,518
Accumulated other comprehensive income	1,006	193
TOTAL STOCKHOLDERS’ EQUITY	34,421	41,998
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$488,791	$494,869

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Uaudited) For the Three-Month and Nine-Month Periods Ended September 30, 2009 and 2008
(dollars in thousands, except per share amounts)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008
INTEREST INCOME
Loan interest and fees on loans	$4,075	$5,076	$12,809	$17,042
Taxable investment securities	894	916	2,860	2,626
Tax exempt securities	142	192	430	745
Federal funds sold	9	4	23	84
Other	15	24	24	153
TOTAL INTEREST INCOME	5,135	6,212	16,146	20,650
INTEREST EXPENSE
Time deposits, $100,000 and over	1,021	1,018	3,113	3,658
Other deposits	1,549	1,680	4,890	5,289
Short-term and other borrowings, primarily FHLB advances	417	659	1,363	1,984
TOTAL INTEREST EXPENSE	2,987	3,357	9,366	10,931
NET INTEREST INCOME	2,148	2,855	6,780	9,719
Provision for loan losses	7,400	6,293	10,480	7,370
NET INTEREST (LOSS) INCOME AFTER PROVISION FOR LOAN LOSSES	(5,252)	(3,438)	(3,700)	2,349
NONINTEREST INCOME
Mortgage origination income	15	48	108	363
Service charges on deposits	294	288	794	786
Other service charges and commissions	62	67	183	207
Gain on sale of investment securities available for sale	55	27	369	316
Gain on sale and impairment of other investments, net	-	-	20	-
Other income	426	504	1,350	1,554
Total noninterest income	852	934	2,824	3,226
NONINTEREST EXPENSE
Salary and employee benefits	1,836	2,338	5,740	7,272
Occupancy	823	680	2,217	1,869
Other real estate expense	894	132	1,575	426
Computer services	190	164	508	432
Telephone	118	120	353	354
Leased equipment	122	119	367	353
General and administrative expense	1,516	1,021	3,807	2,980
Total noninterest expense	5,499	4,574	14,567	13,686
LOSS BEFORE INCOME TAXES	(9,899)	(7,078)	(15,443)	(8,111)
Income tax benefit	3,930	2,787	6,219	3,504
NET LOSS	$(5,969)	$(4,291)	$(9,224)	$(4,607)
Net loss per common share – Basic	$(2.14)	$(1.52)	$(3.33)	$(1.63)
Net loss per common share – Diluted	$(2.14)	$(1.52)	$(3.33)	$(1.63)
Weighted average number of common shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593
Weighted average number of common and common equivalent shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593
Dividends per share	-	$.05	-	$.25

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) For the Three- and Nine-Month Periods Ended September 30, 2009 and 2008
(dollars in thousands)

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2009	2008	2009	2008

NET LOSS	$(5,969)	$(4,291)	$(9,224)	$(4,607)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on investment securities available for sale arising during the period	1,716	342	1,506	(1,602)

Unrealized holding gains (losses) on derivative financial instruments classified as cash flow hedges, arising during the period	26	24	95	(23)

Reclassification adjustment for realized gains on investment securities available for sale	(55)	(27)	(369)	(316)

Total other comprehensive income (loss), before tax	1,687	339	1,232	(1,941)
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized holding (gains) losses gains on investment securities available for sale arising during the period	(583)	(116)	(512)	545

Unrealized holding (gains) losses on derivative financial instruments classified as cash flow hedges, arising during the period	(9)	(8)	(32)	8

Reclassification adjustment for realized gains on investment securities available for sale	19	9	125	107

Total income taxes related to other comprehensive income (loss)	(573)	(115)	(419)	660
Total other comprehensive income (loss), net of tax	1,114	224	813	(1,281)
Total comprehensive loss	$(4,855)	$(4,067)	$(8,411)	$(5,888)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended September 30, 2009 and 2008
(dollars in thousands)

	Nine Months
	Ended September 30,
	2009	2008

CASH FLOWS (USED BY) PROVIDED BY OPERATING ACTIVITIES:	$(997)	$965

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	10,218	8,105
Proceeds from sales and calls	24,338	39,524
Purchases	(22,936)	(49,439)
Investment securities held to maturity:
Proceeds from maturity	7	1,192
Proceeds from calls	-	11
Other investments:
Proceeds from sale	758	75
Purchases	(2)	-
Net decrease (increase) in loans	(5,412)	3,588
Proceeds from sale of loans	5,910	-
Purchases of premises and equipment	(116)	(3,516)
Proceeds from sales of premises & equipment	32	-
Capitalized completion costs of other real estate	(741)	(902)
Proceeds from sale of other real estate	4,725	1,185
Net cash provided by (used by) investing activities	16,781	(177)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net increase (decrease) in deposits	10,329	(2,990)
Net (decrease) increase in short-term borrowings	(360)	2
Net decrease in federal funds purchased and securities sold under repurchase agreements	(8,250)	(4,446)
Proceeds from FHLB advances	15,000	7,000
Repayment of FHLB advances	(15,000)	(7,000)
Issuance of preferred stock	1,000	-
Preferred stock issuance costs	(15)	-
Cash dividends paid	(151)	(705)
Net cash provided by (used by) financing activities	2,553	(8,139)

Increase (decrease) in cash and cash equivalents	18,337	(7,351)

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	14,260	22,385
CASH AND CASH EQUIVALENTS: END OF PERIOD	$32,597	$15,034
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$14,302	$8,844
Change in components of other comprehensive income	$813	$(1,281)
Reclassification of premises and equipment, net to bank properties held for sale	$3,366	$-

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Events or Transactions Subsequent to the Balance Sheet Date

Financial Accounting Standards Board (FASB) Accounting Standards Codification (“ASC”) 855, Subsequent Events,  applies to interim and annual financial periods ending  after June 15, 2009.  The statement established principles setting forth the period after the balance sheet date during which management shall evaluate events and transactions that may occur for potential recognition or disclosure in the financial statements.  For the purposes of this accounting standard, the Company has evaluated subsequent events through November 16, 2009, the date financial statement were issued.

3.	Other Comprehensive Loss

Other comprehensive loss for the Company consists of items recorded directly in equity related to investment securities available for sale and derivative financial instruments accounting for as cash flow hedges.  Investment securities classified as available for sale are carried at fair value with the related unrealized gain or loss, net of deferred income taxes included as a separate component of stockholders’ equity.  At September 30, 2009, fair value of the available for sale investment securities increased approximately $1.1 million when compared to the fair value at December 31, 2008.  The corresponding equity component of unrealized gain and loss on available for sale securities, net of tax, also increased approximately $750,000.  These changes were the results of movements in the bond market as it responds to interest rate changes in the market.  At September 30, 2009, fair value of the cash flow hedges increased approximately $95,000 when compared to the fair value at December 31, 2008.  The corresponding equity component of unrealized holding gains on derivative financial instruments classified as cash flow hedges, net of tax, also increased approximately $63,000.

4.	Net Loss Per Share

Basic loss per share is computed by dividing net loss less dividends paid on preferred stock by the weighted average of common shares outstanding.  Options on 172,750 and 230,750 shares were not included in the diluted loss per share computations for the three months ended September 30, 2009 and 2008, respectively, as they were antidilutive. Options on 172,750 and 230,750 shares were not included in the diluted loss per share computations for the nine month period ended September 30, 2009 and 2008, respectively, as they were antidilutive.

The reconciliation of the amounts used in the computation of loss per share for the three-month and nine-month periods ended September 30, 2009 and 2008 is shown below.

(dollars in thousands, except share and and per share amounts)	Three Months ended September 30, 2009	Three Months ended September 30, 2008	Nine Months ended September 30, 2009	Nine Months ended September 30, 2008

Net loss	$(5,969)	$(4,291)	$(9,224)	$(4,607)
Less dividends on preferred stock	(60)	-	(151)	-
Net loss available to common shareholders	$(6,029)	$(4,291)	$(9,375)	$(4,607)

Weighted average common shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593
Loss per share:
Basic	$(2.14)	$(1.52)	$(3.33)	$(1.63)
Diluted	$(2.14)	$(1.52)	$(3.33)	$(1.63)

5.	Investment Securities Available for Sale

Amortized cost, estimated fair values, and gross unrealized gains and losses of investment securities available for sale are as follows:

(dollars in thousands) September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-sponsored enterprises	$23,993	218	47	24,164
Mortgage-backed securities	48,349	1,286	7	49,628
State and political subdivisions	12,831	234	137	12,928
Equity securities	209	-	22	187
Total	$85,382	1,738	213	86,907

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-sponsored enterprises	$26,698	451	16	27,133
Mortgage-backed securities	55,391	1,066	45	56,412
State and political subdivisions	14,592	31	1,075	13,548
Equity securities	209	-	24	185
Total	$96,890	1,548	1,160	97,278

Proceeds from sales and calls of available for sale securities during the first nine months of 2009 and 2008 were $24,337,965 and $39,523,726, respectively.   Gross gains of $376,812 were recognized on those sales for the first nine months of 2009 and gross gains of $328,499 were recognized on those sales for the first nine months of 2008.  Gross losses of $7,750 were recognized on those sales for the first nine months of 2009 and gross losses of $12,527 were recognized on those sales for the first nine months of 2008.

The following investments available for sale have an unrealized loss at September 30, 2009 and December 31, 2008 for which an other than temporary impairment has not been recognized:

(dollars in thousands)		September 30, 2009			December 31, 2008
	No.	Estimated Fair Value	Unrealized Losses	No.	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
U.S. government-sponsored enterprises	9	$7,958	46	1	$859	14
Mortgage-backed securities	7	2,250	7	15	2,622	13
State and political subdivisions	10	2,138	127	32	9,974	860
	26	12,346	180	48	13,455	887
Unrealized loss for greater than 12 months:
U.S. government-sponsored enterprises	-	-	-	1	60	2
Mortgage-backed securities	1	53	1	14	4,600	33
State and political subdivisions	3	1,331	10	5	1,520	214
Equity securities	1	187	22	1	185	24
	5	1,571	33	21	6,365	273
	31	$13,917	213	69	$19,820	1,160

The total fair value of the securities with an unrealized loss at September 30, 2009 and December 31, 2008 represented 98.49% and 94.15%, respectively, of their amortized cost; therefore, the impairment is not considered severe. While the duration is dependent on the market, the existing unrealized loss could be shortened by the issuing agency calling the securities.  These unrealized losses are considered temporary because of acceptable investment groups on each security and the repayment source of principal and interest are largely government backed.

The amortized cost and estimated fair values of investment securities available for sale, exclusive of equity investments, at September 30, 2009 and December 31, 2008, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

(dollars in thousands)	September 30, 2009	September 30, 2009	December 31, 2008	December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$218	219	84	84
Due after one year through five years	1,424	1,423	2,324	2,325
Due after five years through ten years	8,680	8,889	16,584	16,809
Due after ten years	74,851	76,189	77,689	77,875
Total	$85,173	86,720	96,681	97,093

Investment securities available for sale with carrying values of approximately $46,327,000 and $76,782,000 were pledged as collateral at September 30, 2009 and December 31, 2008, respectively, for Federal Home Loan Bank advances, public deposits, and other deposits, as required by law.

6.	Investment Securities Held to Maturity

Amortized cost, estimated fair values, and gross unrealized gains and losses of investment securities held to maturity are as follows:

(dollars in thousands) September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$20	1	-	21
State and political subdivisions	999	20	-	1,019
Total	$1,019	21	-	1,040

December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$27	1	-	28
State and political subdivisions	998	27	-	1,025
Total	$1,025	28	-	1,053

There were no calls of held to maturity securities during the first nine months of 2009.  Proceeds from calls of held to maturity securities during the first nine months of 2008 were $1,232,523.   Gross gains of $18,477 were recognized on the calls in the first nine months of 2008. There were no gross losses recognized on the calls in the first nine months of 2008.

The amortized cost and estimated fair values of securities held to maturity at September 30, 2009 and December 31, 2008, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

(dollars in thousands)	September 30, 2009	September 30, 2009	December 31, 2008	December 31, 2008
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$135	135	135	137
Due after one year through five years	556	562	562	569
Due after five years through ten years	324	339	324	342
Due after ten years	4	4	4	5
Total	$1,019	1,040	1,025	1,053

Investment securities held to maturity with carrying values of approximately $545,000 and $999,000 were pledged as collateral at September 30, 2009 and December 31, 2008,  respectively, for public deposits and other deposits, as required by law.

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

The following summarizes nonperforming assets:

(dollars in thousands)	September 30, 2009	December 31, 2008
Accruing loans 90 days past due	$1,911	$802
Nonaccrual loans	52,502	56,055
Other real estate	36,620	27,337
Restructured loans	691	-
Total nonperforming assets	$91,724	$84,194

8.	Bank Properties Held for Sale

Two of Habersham Bank’s offices (Braselton and Hickory Flat) are scheduled to close in December 2009 as a part of the Bank’s strategy to consolidate locations and reduce staffing needs.  In addition, the bank plans to sell an eight acre portion of the land at the Flowery Branch office.  As such, these properties have been reclassed from premises and equipment, net,  to bank properties held for sale.    The properties are being actively marketed for sale and the Hickory Flat property is currently under contract and is expected to close in December 2009.

9.	Regulatory Matters

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

The Company’s management and Board intend to fully comply with the requirements of the Order.

10.	Preferred Stock

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

11.	Fair Value Measurements and Disclosures

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

Fair Value Hierarchy

Under FASB ASC 820, Fair Value Measurements and Disclosures, the Company groups assets and liabilities at fair value in three levels, based on the markets in which the assets and liabilities are traded and the reliability of the assumptions used to determine fair value.  These levels are:

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

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures impairment in accordance with FASB ASC 310,   Receivables -  Loan Impairment.   The fair value of impaired loans is estimated using one of three methods, including collateral value, market value of similar debt, and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  In accordance with FASB ASC 310, impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets (liabilities) measured at fair value on a recurring basis as of September 30, 2009 and December 31, 2008.

	September 30, 2009
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$85,907	-	85,907	-

	December 31, 2008
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$97,277	8,411	88,866	-
Interest rate swap	(95)	-	(95)	-
Total net assets at fair value	$97,182	8,411	88,771	-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2009 and December 31, 2008.

	September 30, 2009
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate owned	$36,620	-	36,620	-
Loans	58,800	-	58,800	-
Total	$95,420	-	95,420	-

	December 31, 2008
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate owned	$27,337	-	27,337	-
Loans	58,660	-	58,660	-
Total	$85,997	-	85,997	-

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2009 and December 31, 2008 are presented below:

	September 30, 2009		December 31, 2008
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$32,597	32,597	14,260	14,260
Investment securities available for sale	86,907	86,907	97,278	97,278
Investment securities held to maturity	1,019	1,040	1,025	1,053
Other investments	2,598	2,598	3,334	3,334
Loans, net	285,268	285,360	310,607	311,010
Cash surrender value of life insurance	10,195	10,195	9,936	9,936
Liabilities:
Deposits	$403,216	405,612	392,888	396,813
Short-term borrowings	400	400	760	760
Federal funds purchased and securities sold under repurchase agreements	8,134	8,134	16,384	16,384
FHLB advances	38,000	38,963	38,000	39,280
Interest rate swaps	-	-	95	95

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

12.  Recent Accounting Pronouncements

In June 2009, the FASB issued Accounting Standards Update No. 2009-01 (“ASU 2009-01”), Topic 105 – Generally Accepted Accounting Principles amendments based on Statement of Financial Accounting Standards No. 168 – The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-01 amends the FASB Accounting Standards Codification for the issuance of FASB Statement No. 168 (“SFAS 168”), The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles.  ASU 2009-1 includes SFAS 168 in its entirety, including the accounting standards update instructions contained in Appendix B of the Statement.  The FASB Accounting Standards Codification TM (“Codification”) became the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities.  Rules and interpretive releases ofthe Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards.  All other non-grandfathered non-SEC accounting literature not included in the Codification will become non-authoritative. This Statement is effective for the Company’s financial statements beginning in the interim period ended September 30, 2009.

Following this Statement, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts.  Instead, it will issue Accounting Standards Updates.  The FASB does not consider Accounting Standards Updates as authoritative in their own right.  Accounting Standards Updates serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification.  FASB Statement No. 162, The Hierarchy of Generally Accepted Accounting Principles, which became effective on November 13, 2008, identified the sources of accounting principles and the framework for selecting the principles used in preparing the financial statements of nongovernmental entities that are presented in conformity with GAAP.  Statement 162 arranged these sources of GAAP in a hierarchy for users to apply accordingly.  Upon becoming effective, all of the content of the Codification carries the same level of authority, effectively superseding Statement 162. In other words, the GAAP hierarchy has been modified to include only two levels of GAAP: authoritative and non-authoritative.  As a result, this Statement replaces Statement 162 to indicate this change to the GAAP hierarchy.  The adoption of the Codification and ASU 2009-01 did not have any effect on the Company’s results of operations or financial position.  All references to accounting literature included in the notes to the financial statements have been changed to reference the appropriate sections of the Codification.

 In June 2009, the FASB issued Accounting Standards Update No. 2009-02 (“ASU 2009-02”), Omnibus Update – Amendments to Various Topics for Technical Corrections.  The adoption of ASU 2009-02 did not have a material effect on the Company’s  results of operations, financial position or disclosures.

 In August 2009, the FASB issued Accounting Standards Update No. 2009-03 (“ASU 2009-03”), SEC Update – Amendments to Various Topics Containing SEC Staff Accounting Bulletins.  ASU 2009-03 represents technical corrections to various topics containing SEC Staff Accounting Bulletins to update cross-references to Codification text.  This ASU did not have a material effect on the Company’s results of operations, financial position or disclosures.

 In August 2009, the FASB issued Accounting Standards Update No. 2009-04 (“ASU 2009-04”), Accounting for Redeemable Equity Instruments – Amendment to Section 480-10-S99.  ASU 2009-04 represents an update to Section 480-10-S99, Distinguishing Liabilities from Equity, per Emerging Issues Task Force (“EITF”) Topic D-98, Classification and Measurement of Redeemable Securities.  ASU 2009-04 did not have a material effect on the Company’s results of operations, financial position or disclosures.

In August 2009, the FASB issued Accounting Standards Update No. 2009-05 (“ASU 2009-05”), Fair Value Measurements and Disclosures (Topic 820) – Measuring Liabilities at Fair Value.  ASU 2009-05 applies to all entities that measure liabilities at fair value within the scope of ASC Topic 820.  ASU 2009-05 provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the following techniques:

1.)	A valuation technique that uses:
a.	The quoted price of the identical liability when traded as an asset
b.	Quoted prices for similar liabilities or similar liabilities when traded as assets.
2.)
Another valuation technique that is consistent with the principles of ASC Topic 820.  Two examples would be an income approach, such as a technique that is based on the amount at the measurement date that the reporting entity would pay to transfer the identical liability or would receive to enter into the identical liability.

The amendments in ASU 2009-5 also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability.  It also clarifies that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the asset are required are Level 1 fair value measurements.  The guidance provided in ASU 2009-5 is effective for the Company in the fourth quarter of 2009.  Because the Company does not currently have any liabilities that are recorded at fair value, the adoption of this guidance will not have any impact on results of operations, financial position or disclosures.

In September 2009, the FASB issued Accounting Standards Update No. 2009-06 (“ASU 2009-06”), Income Taxes (Topic 740) – Implementation Guidance on Accounting for Uncertainty in Income Taxes and Disclosure Amendments for Nonpublic Entities.  ASU 2009-06 provides additional implementation guidance on accounting for uncertainty in income taxes by addressing 1.) whether income taxes paid by an entity are attributable to the entity or its owners, 2.) what constitutes a tax position for a pass-through entity or a tax-exempt not-for-profit entity, and 3.) how accounting for uncertainty in income taxes should be applied when a group of related entities comprise both taxable and nontaxable entities.  ASU 2009-06 also eliminates certain disclosure requirements for nonpublic entities.  The guidance and disclosure amendments included in ASU 2009-06 were effective for the Company in the third quarter of 2009 and had no impact on results of operations, financial position or disclosures.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Executive Summary

Habersham Bancorp reported a third quarter loss of $6 million or $2.14 per diluted share, a 40.50% greater loss than the third quarter loss of $4.3 million or $1.52 per diluted share in 2008.  Year-to-date loss for the nine-month period ended September 30, 2009, was $9.2 million or $3.33 per diluted share, a 103.49% greater loss than the year-to-date loss of $4.6 million of $1.63 per diluted share for the same period in 2008.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Interest income for the third quarter of 2009 and 2008 was approximately $5.1 million and $6.2 million respectively, representing a decrease of approximately 17.34% when comparing the third quarter of 2009 to the same period of 2008.  Interest income for the nine-month periods of 2009 and 2008 was approximately $16.1 million and $20.7 million, respectively, representing a decrease of approximately 21.81% when comparing the 2009 period to the 2008 period.  The decreases resulted from the effect of the low prime interest rate on our outstanding variable rate loans, decreases in average loan balances and increases in the number and balances of loans in nonaccrual status.

Interest expense for the third quarter of 2009 and 2008 was approximately $3.0 million and $3.3 million respectively, representing a decrease of approximately 11.02% when comparing the third quarter of 2009 to the same period of 2008.   Interest expense for the nine-month periods of 2009 and 2008 was approximately $9.4 million and $10.9 million, respectively, representing a decrease of approximately 14.32% when comparing the 2009 period to the 2008 period.  These decreases resulted from declining rates paid on deposit and borrowing balances for the three-month and nine-month periods ended September 30, 2009 when compared to the same periods in 2008.

Net interest income before provision for loan loss for the third quarter of 2009 and the nine-month period ended September 30, 2009 decreased approximately $707,000 or 24.76%, and $2.9 million or 30.24%, respectively, when compared to the same periods in 2008 as a result of the items discussed above.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses.  As delinquencies and foreclosures increased, Habersham Bank recorded provisions to its allowance for loan losses during the third quarter and first nine months of 2009 of approximately $7.4 million and $10.5 million, compared to provisions recorded during the third quarter and the first nine months of 2008 of approximately $6.3 million and $7.4 million, respectively.

The net interest margin for the third quarter and first nine months of 2009 was 2.17% and 2.22%, respectively, compared to 2.80% and 3.08% for the same periods in 2008.  Two factors which impact the net interest margin are average interest bearing assets, which decreased approximately $18.3 million and average interest-bearing liabilities, which increased approximately $19 million, when comparing the first nine months of 2009 to the first nine months of 2008.

The Company’s total assets decreased $6.1 million, or 1.23%, to $488.8 million at September 30, 2009 from $494.9 at December 31, 2008.  Decreases in the loan portfolios (net of allowance for loan losses), investment securities and premises and equipment, net of approximately $25.3 million, $11.1 million and $3.7 million, respectively, were offset by increases in cash and cash equivalent balances, other real estate, other assets and bank properties held for sale of approximately $18.3 million, $9.3 million, $3.6 million and $2.8 million, respectively.

Total liabilities (deposits, borrowings and other liabilities) at September 30, 2009 increased approximately $1.3 million or .29% from $452.9 million at December 31, 2008 to $454.2 million at September 30, 2009.   Other borrowings and other liabilities decreased approximately $8.6 million and $384,000, respectively, and were offset by increases in interest bearing and noninterest bearing account balances of approximately $9.7 million and $570,000, respectively.

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

Material Changes in Financial Condition

The Company’s total assets decreased $6.1 million, or 1.23% to $488.8 million at September 30, 2009 from $494.9 at December 31, 2008.

Cash and cash equivalents
Cash and due from bank increased approximately $6.3 million or 46.39%, resulting from customer activity within deposit accounts during the nine month period ended September 30, 2009.  Federal funds sold balances increased significantly by approximately $12 million (approximately 19 times the starting balance) during this period.

Investment securities
Activity within the investment securities available for sale portfolio during the first nine months of 2009 consisted of:

(dollars in thousands)	U.S. government-sponsored enterprises	Mortgage backed securities	Municipal bonds	Equity securities	Total

December 31, 2008	$27,133	56,412	13,548	185	97,278

Purchased	8,204	14,732	-	-	22,936
Calls & sales	(10,882)	(11,704)	(1,752)	-	(24,338)
Gain on sale of investment securities available for sale	75	290	4	-	369
Payments / Maturities	(35)	(10,183)	-	-	(10,218)
Accret / Amort	(67)	(177)	(13)	-	(257)
Unrealized Gain/Loss	(264)	258	1,141	2	1,137
September 30, 2009	$24,164	49,628	12,928	187	86,907

The calls and sales within the investment securities portfolio generated net gains of approximately $369,000.  The unrealized gain on the investment securities available for sale portfolio increased approximately $1.5 million during the nine-month period ending September 30, 2009.

Calls and maturities in the investment securities held to maturity portfolio totaled approximately $7,000 during the first nine months of 2009.

Loans
The total loan portfolio balances decreased approximately $27.1 million, or 8.16%,  when comparing balances at September 30, 2009 to December 31, 2008.   The decrease in the loan portfolio balances resulted from foreclosures, sale of loans and payouts of approximately $14.3 million, $5.9 million and $6.9 million, respectively.   Decreases in the loan portfolio occurred within the real estate construction portfolio, the consumer portfolio, the non-residential properties, 1-4 family residential properties and commercial lending portfolios totaled approximately $21.1 million, $2.1 million, $1.9 million, $1.6 million and $411,000, respectively.

Other real estate and premises & equipment
Other real estate increases of approximately $9.3 million, of 33.96%, resulted from foreclosures of properties during the first nine months of 2009.  See a more detailed discussion in “Asset Quality”.  Premises and equipment decreased approximately $4.2 million, primarily as a result of the reclassification of two bank offices that are scheduled to close in December 2009 totaling approximately $2.8 million and the listing of eight acres for $523,000 to bank properties held for sale.  In addition, premises and equipment was reduced by depreciation expense and a write off of the Eastanollee Office leasehold improvements totaling approximately $848,000 and $114,000, respectively.

Deposits
Total deposits increased approximately $10.3 million, or 2.56%, when comparing balances at September 30, 2009 to December 31, 2008  balances, with increases in time deposit account balances, in the NOW and Money Market account balances and in noninterest-bearing account balances of approximately $11.9 million, $794,000 and $570,000, respectively, being offset by decreases in savings account balances of approximately $2.9 million.

Borrowings
Total borrowings decreased approximately $8.6 million, or 16.61%, when comparing September 30, 2009 balances to December 31, 2008.  This reduction is the result primarily of the payoff of a $5 million line of credit in addition to a reduction in repo sweep account balances.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings for the third quarters and the first nine months of 2009 and 2008.

	Three Months ended September 30		Nine Months ended September 30
	2009	2008	2009	2008
INTEREST YIELDS EARNED:
Loans	5.38%	6.08%	5.44%	6.72%
Investment securities	4.75%	5.05%	4.78%	5.21%
Federal funds sold	.22%	1.85%	.26%	3.00%

INTEREST RATES PAID:
Deposits	2.68%	3.17%	2.81%	3.46%
Borrowings	3.44%	3.67%	3.58%	3.91%

Total interest income for the third quarter of 2009 decreased approximately $1.1 million or 17.34%, when compared to the third quarter of 2008.  Total interest income for the first nine months of 2009 deceased approximately $4.5 million, or 21.81%, when compared to the same period in 2008.  The decrease in interest income is the result of the following: 1). Approximately $220.8 million or 72.26% of the loan portfolio is a variable rate loan product which may reprice daily, monthly, quarterly or annually.  As the prime rate decreases, as it has in the periods in question, the loan yields decrease accordingly.  2). Average loan balances decreased approximately $23.8 million or 7.03% due to maturities, payouts and foreclosures when comparing the nine-month periods ending September 30, 2009 and 2008.  3). Approximately $52.5 million or 17.76% of the loan portfolio is in nonaccrual status at September 30, 2009.  Average nonaccrual loan balances for the nine month period ended September 30, 2009 increased approximately $28.6 million, or 126.44%,  when compared to the average balances for the same period in 2008.  Interest income is reduced as the number and balances of loans in nonaccrual status increase.  See a more detailed discussion in “Asset Quality”.

Total interest expense for the third quarter of 2009 decreased approximately $370,000 or 11.02% when compared to the third quarter of 2008.  Average balances in interest bearing accounts increased approximately $41.5 million when comparing the third quarter of 2009 to the third quarter of 2008.  During the same period, the average interest rate paid on deposits decreased approximately .49%.  Rates paid on time deposits, savings and money market accounts and interest bearing demand deposits during the third quarter of 2009 decreased approximately .85%, .55% and .37%, respectively, when compared to the same period in 2008.    Average balances in other borrowings deceased approximately $21.5 million when comparing the third quarter of 2009 to the same period in 2008.  Rates paid on borrowings during the third quarter of 2009 decreased approximately .23% when compared to the same period in 2008.

Total interest expense for the first nine months of 2009 decreased approximately $1.6 million or 14.32% when compared to the first nine months of 2008.  Average balances in interest bearing accounts increased approximately $34.6 million when comparing the first nine months of 2009 to the same period in 2008.  During the same period, the average interest rate paid on deposits decreased approximately .65%.   Rates paid on time deposits, savings and money market accounts and interest bearing demand deposits during the first nine months of 2009 decreased approximately .97%, 1.17% and .59%, respectively, when compared to the same period in 2008.    Average balances in other borrowings deceased approximately $15.6 million when comparing the first nine months of 2009 to the same period in 2008.  Rates paid on borrowings during the first nine months of 2009 decreased approximately .33% when compared to the same period.

Net interest income before provision for loan losses decreased approximately $707,000 or 24.76% for the third quarter of 2009 and decreased approximately $2.9 million or 30.24% for the first nine months of 2009 when compared to the same periods in 2008 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 2.17% for the third quarter of 2009 compared to 2.80% for the third quarter of 2008, and was 2.22% for the first nine months of 2009 compared to 3.08% for the first nine months of 2008.

Noninterest income decreased $82,000 or 8.78% for the third quarter of 2009 over the same period in 2008 and decreased $402,000 or 12.46% for the first nine months of 2009 over the same period in 2008.  Decreases occurring in other income and in mortgage origination income totaled approximately $78,000 and $33,000, respectively, during the third quarter of 2009.  These decreases were offset by increases in service charges and in net gains realized on calls and sales within the investment securities portfolio totaling approximately $1,000 and $28,000, respectively.Decreases in the cash surrender value of life insurance, in trust fees and in miscellaneous income totaling approximately $18,000, $14,000 and $12,000, respectively, are reflected in the decrease in other income.

For the first nine months of 2009, decreases in mortgage origination income, in other income and in service charges totaled approximately $255,000, $184,000 and $16,000, respectively, when compared to the first nine months of 2008.  These decreases were offset by increases in net gains realized on calls and sales within the investment securities portfolio totaling approximately $53,000.  The decreases in other income resulted from decreases in trust fee income, in profit from other real estate, insurance income, in the income from cash surrender value of life insurance and in commissions on investment sales totaling approximately $42,000, $24,000, $20,000, $18,000 and $18,000, respectively.

Noninterest expense increased $925,000 or 20.22% for the third quarter of 2009 over the same period in 2008.  Increases in other real estate expenses, general and administrative expense, occupancy expense and various other expenses (computer services, telephone and leased equipment expense)  totaling approximately $762,000, $495,000, $143,000 and $27,000, respectively, were offset by decreases in salary and employee benefits of approximately $502,000.  Other real estate expense includes costs to maintain an increasing number of foreclosed properties. The increase in general and administrative expense consists primarily of increases in outside services totaling approximately $580,000 offset by decreases in marketing expenses, office supplies and other expenses totaling approximately $75,000, $16,000 and $7,000, respectively.  Outside services includes FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.  FDIC expense increased approximately $364,000 for the third quarter ended September 30, 2009.  Additionally, legal fees increased approximately $221,000 during the third quarter of 2009 when compared to the same period in 2008.  Tighter expense control measures have resulted in decreases in other general and administrative expenses when comparing the third quarter of 2009 to the third quarter 2008.

Noninterest expense increased $881,000 or 6.44% for the first nine months of 2009 over the same period in 2008.  Increases in other real estate expenses, general and administrative expense, occupancy expense and various other expenses (computer services, telephone and leased equipment expense)  totaling approximately $1.1 million, $827,000, $348,000 and $89,000, respectively, were offset by decreases in salary and employee benefits of approximately $1.5 million.  Other real estate expense includes costs to maintain an increasing number of foreclosed properties. The increase in general and administrative expense consists primarily of increases in outside services totaling approximately $1.2 million offset by decreases in marketing expenses, other various expenses and  office supplies totaling approximately $191,000, $133,00 and $38,000,  respectively.  Outside services includes FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.    FDIC expense increased approximately $749,000 for the first nine months of 2009 when compared to the same period in 2008.    Additionally, legal fees increased approximately $441,000 during the first nine months of 2009 when compared to the same period in 2008.  Tighter expense control measures have resulted in decreases in other general and administrative expenses when comparing the first nine months of 2009 to the first nine months of 2008.  The decrease in salary and employee benefits resulted from efforts to decrease salary expense through reduction in staff and hours worked.

An income tax benefit of approximately $3.9 million was recorded for the three months ended September 30, 2009 compared to an income tax benefit of approximately $2.8 million for the three months ended September 30, 2008.  An income tax benefit of approximately $6.2 million was recorded for the first nine months of 2009 compared to an income tax benefit of approximately $3.5 million for the first nine months of 2008.  The effective tax rate for the third quarter of 2009 and 2008 was 39.70% and 39.37%, respectively.  The effective tax rate for the nine months ended September 30, 2009 and 2008 was 40.27% and 43.20%, respectively.  Tax-exempt income of approximately $247,000 was 2.49% of pre-tax loss for the third quarter of 2009 when compared to 4.46% of pre-tax loss for the third quarter of 2008.  Tax-exempt income of approximately $768,000 million was 4.97% of pre-tax loss for the first nine months of 2009 when compared to 13.68% of pre-tax loss for the first nine months of 2008.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity.  Cash flows adequate to support a repayment schedule are an element considered for all loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at September 30, 2009 was approximately $14.9 million.

At September 30, 2009 and December 31, 2008, the ratio of the allowance for loan losses to total loans was 3.51% and 3.77%, respectively.   For the third quarter and first nine months of 2009, provision for loan losses expense totaled approximately $7.4 million and $10.5 million, respectively, and for the third quarter and first nine months of 2008 provision for loan losses expense totaled approximately $6.3 million and $7.4 million, respectively.

Net charge-offs for the first nine months of 2009 totaled approximately $12.3 million compared to net charge-offs of $1.8 million for the first nine months of 2008 as detailed below:

(dollars in thousands)	No.	September 30, 2009	No.	September 30, 2008
Charge-offs:
Commercial	16	$874	5	$80
Real Estate	63	11,019	17	1,608
Consumer	66	493	53	181
Total Charge-offs	145	12,386	75	1,869

Recoveries:
Commercial		4		5
Real Estate		66		-
Consumer		46		41
Total Recoveries		116		46

Net Charge-offs		$12,270		$1,823

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans  and other real estate owned. The following summarizes nonperforming assets:

(dollars in thousands)	September 30, 2009	December 31, 2008
Accruing loans 90 days past due	$1,911	$802
Nonaccrual loans	52,502	56,055
Other real estate	36,620	27,337
Restructured loans	691	-
Total nonperforming assets	$91,724	$84,194

Nonperforming assets increased approximately $7.5 million or 8.94% from December 31, 2008 to September 30, 2009.  See the discussion that follows within this section for a description of the assets that comprised this increase.

Loans classified as 90 days past due increased $1.1 million or 138.28% from December 31, 2008 to September 30, 2009.  The increase is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2008	$802
New loans classified to 90 days past due status	2,037
Payments received	(151)
Charged-off	(5)
Forbearance & modification agreements	(772)
Balance at September 30, 2009	$1,911

The following summarizes accruing loans 90 days past due at September 30, 2009 and December 31, 2008:

(dollars in thousands)	September 30, 2009	December 31, 2008

Real estate secured construction loans	$1,357	$25
Residential loans	554	772
Consumer loans	-	5
Balance at September 30, 2009	$1,911	$802

Impaired loans consist of loans on nonaccrual status.  The decrease is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2008	$56,055
Loans reclassified to nonaccrual status in 2009	30,326
Advances	489
Payments received on nonaccrual loans during 2009	(11,832)
Nonaccrual loans charged-off during 2009	(10,297)
Nonaccrual loans reclassified to other real estate	(11,439)
Nonaccrual loans reclassified to repossessions	(108)
Nonaccrual loans reclassified to accrual status in 2009	(692)
Balance at September 30, 2009	$52,502

Nonaccrual loans may be reclassified to accrual status upon interest and payments being brought current.

Additions to loans on nonaccrual status consisted of the following:

(dollars in thousands)	Number	September 30, 2009
Real Estate – construction & development loans	36	$22,722
Real Estate – residential loans	23	1,684
Real Estate – commercial	8	5,104
Commercial loans	12	513
Consumer loans	31	303
Total additions to nonaccrual loans	110	$30,326

The following summarizes nonaccrual loans at September 30, 2009 and December 31, 2008:

(dollars in thousands)	Number of Properties	September 30, 2009	Number of Properties	December 31, 2008
Real Estate – construction & development loans	45	$45,066	50	$52,443
Real Estate – residential loans	9	380	11	313
Real Estate – commercial	8	6,952	4	2,689
Commercial loans	2	41	4	459
Consumer loans	10	63	23	151
Total nonaccrual loans	74	$52,502	92	$56,055

Other real estate at September 30, 2009 increased approximately $9.3 million or 33.96% when compared to December 31, 2008. The following summarizes other real estate at September 30, 2009 and December 31, 2008:

(dollars in thousands)	Number of Properties	September 30, 2009	Number of Properties	December 31, 2008
Residential properties – spec houses	39	$14,533	41	$15,715
Commercial properties	9	2,171	2	673
Vacant lots	216	19,019	207	10,786
Mobile home and lot	1	52	-	-
Residential construction properties	2	845	1	163
Total other real estate	267	$36,620	251	$27,337

The increase in other real estate is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2008	$27,337
Foreclosed property	14,302
Additions to complete	741
Sales of other real estate	(5,760)
Balance at September 30, 2009	$36,620

Our Other Real Estate Owned (“OREO”) procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge-off.  Once the property is in OREO, the property is listed with a realtor to begin sales efforts.   The appraised value for the other real estate properties was approximately $44.7 million at September 30, 2009.

The following summarizes restructured loans at September 30, 2009 and December 31, 2008:

(dollars in thousands)	September 30, 2009	December 31, 2008

Real estate secured construction loans	$-	$-
Residential loans	572	-
Commercial loans	85
Consumer loans	34	-
Total	$691	$-

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

At September 30, 2009 and December 31, 2008, the Company had additional line of credit commitments, subject to available collateral, available as shown below:

	September 30, 2009	December 31, 2008
(dollars in thousands)	Total Available	Total Available
Federal discount window	$8,109	24,630
Federal funds line	-	10,000
Retail repurchase agreement	-	921
Retail repurchase agreement	-	3,950

The Company has approximately $8.1 million outstanding in commercial sweep accounts at September 30, 2009.   In addition, the Company has a total available line of $38.0 million, subject to available collateral, from the Federal Home Loan Bank.  The Company had $38.0 million in advances on this line at September 30, 2009.

Also, liquidity as a percent of deposits and total liabilities, with a target of 10%, is recommended to be calculated and monitored daily.   Based on these guidelines, the Bank’s liquidity ratios as a percent of deposits and total liabilities follow:

	September 30, 2009	December 31, 2008
Liquidity as a percent of deposits	20.02%	16.70%
Liquidity as a percent of total liabilities	17.95%	14.72%

FDIC and Federal Reserve Board regulations require minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum leverage ratio (Tier 1 capital to average assets) of at least 4%.  Under the Order, however, the Bank is required to maintain a total capital ratio of at least 10% and a leverage ratio of at least 8%.  Because it is subject to an Order requiring it to maintain specified minimum capital ratios, the Bank cannot be classified as “well capitalized.”

The Company’s and the Bank’s ratios at September 30, 2009 follow:

	Habersham	Habersham
	Bank	Bancorp
Tier 1	6.67%	7.04%
Total Capital	7.94%	8.32%
Leverage	4.73%	4.97%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2009, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2008.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2008 included in the Company’s 2008 Annual Report on Form 10K.

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

PART II

OTHER INFORMATION

Item 1.  Legal proceedings.

None

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors included in Part I. “Item 1.A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008 and in Part II. “Item 1.A. Risk Factors” in the Company’s Quarterly Reports on Form 10-Q for the quarters ended March 31, 2009 and June 30, 2009, all of which could materially affect its business, financial condition or future results.  The risks described below  in the Annual Report on Form 10-K and Quarterly Reports on Form 10-Q are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

HABERSHAM BANCORP
(Registrant)

Date November 16, 2009	/s/ Annette Banks
Chief Financial Officer
(for the Registrant and as the
Registrant’s principal financial and
accounting officer)