Form 10-K
period 2009-12-31
HABERSHAM BANCORP
filed 2010-03-29
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009.

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

1,612,733 Shares of Common Stock, $1.00 par value--$5,031,727 as of June 30, 2009 (based upon market value of $3.12 /share as of that date).

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of March 22, 2010.

Common Stock, $1.00 par value--2,818,593 shares

DOCUMENTS INCORPORATED BY REFERENCE

(1)  Portions of the Company's Annual Report to Shareholders for the year ended December 31, 2009  (the “Annual Report”) are incorporated by reference into Part II.

(2)  Portions of the Company's Proxy Statement relating to the 2010 Annual Meeting of Shareholders (the “Proxy Statement”) are incorporated by reference into Part III.

PART I
Item 1.  BUSINESS.

History of the Company

Habersham Bancorp (the "Company"), a Georgia corporation, was organized on March 9, 1984.  Effective December 31, 1984, the Company acquired all of the outstanding shares of common stock of Habersham Bank ("Habersham Bank" or the "Bank").  As a result of this transaction, the former shareholders of Habersham Bank became shareholders of the Company, and Habersham Bank became the wholly-owned subsidiary of the Company. Habersham Bank has one subsidiary, Advantage Insurers, Inc., a property, casualty and life insurance agency organized in 1997 which was sold December 30, 2009.

Business of the Bank

Habersham Bank is a financial institution organized under the laws of the State of Georgia in 1904.  Habersham Bank operates a full-service commercial banking business based in Habersham, White, Cherokee, Warren,  Stephens, Forsyth and Hall Counties, Georgia, providing such customary banking services as checking and savings accounts, various types of time deposits, safe deposit facilities and individual retirement accounts.  It also makes secured and unsecured loans and provides other financial services to its customers.  Habersham Bank has a full-time trust officer on staff and offers a full spectrum of trust services, including trust administration, asset management services, estate and will probate and administration, and other services in the area of personal trusts.

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

Habersham Bank's primary market area consists of Habersham, White, Cherokee, Warren, Stephens, Forsyth and Hall Counties, Georgia.  Habersham Bank competes principally for all types of loans, deposits and other financial services with large regional banks and other community banks located in its primary market area. To a lesser extent, Habersham Bank competes for loans with insurance companies, regulated small loan companies, credit unions, and certain governmental agencies.

The Company and its non-bank subsidiary, Advantage Insurers, also competed with numerous other insurance agencies offering property, casualty and life insurance.  Advantage Insurers was sold December 30, 2009.

See “Risk Factors – Competition from Other Financial Institutions May Adversely Affect our Profitability.”

Employees

As of December 31, 2009, the Company had 104 full-time equivalent employees.  Neither the Company nor any of its subsidiaries is a party to any collective bargaining agreement.  In the opinion of management, the Company and its subsidiaries enjoy satisfactory relations with their respective employees.

SUPERVISION AND REGULATION

We are subject to extensive state and federal banking regulations that impose restrictions on and provide for general regulatory oversight of our operations.  These laws generally are intended to protect depositors and not shareholders.  Legislation and regulations authorized by legislation influence, among other things:

•	how, when and where we may expand geographically;
•	into what product or service market we may enter;
•	how we must manage our assets; and
•	under what circumstances money may or must flow between the parent bank holding company and the subsidiary bank.

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

Habersham Bancorp

Because we own all of the capital stock of Habersham Bank, we are a bank holding company under the federal Bank Holding Company Act of 1956, as amended (the “Bank Holding Company Act”).  As a result, we are primarily subject to the supervision, examination and reporting requirements of the Bank Holding Company Act and the regulations of the Board of Governors of the Federal Reserve System (the “Federal Reserve”).  As a bank holding company located in Georgia, the GDBF also regulates and monitors all significant aspects of our operations.

Acquisitions of Banks.  The Bank Holding Company Act requires every bank holding company to obtain the prior approval of the Federal Reserve before:

•
acquiring direct or indirect ownership or control of any voting shares of any bank if, after the acquisition, the bank holding company will directly or indirectly own or control more than 5% of the bank’s voting shares;

•	acquiring all or substantially all of the assets of any bank; or
•	merging or consolidating with any other bank holding company.

Additionally, the Bank Holding Company Act provides that the Federal Reserve may not approve any of these transactions if it would result in or tend to create a monopoly, substantially lessen competition or otherwise function as a restraint of trade, unless the anticompetitive effects of the proposed transaction are clearly outweighed by the public interest in meeting the convenience and needs of the community to be served.  The Federal Reserve is also required to consider the financial and managerial resources and future prospects of the bank holding companies and banks concerned and the convenience and needs of the community to be served.  The Federal Reserve consideration of financial resources generally focuses on capital adequacy, which is discussed below.

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

Change in Bank Control.  Subject to various exceptions, the Bank Holding Company Act and the Change in Bank Control Act, together with related regulations, require Federal Reserve approval prior to any person or company acquiring “control” of the bank holding company.  Control is conclusively presumed to exist if an individual or company acquires 25% or more of any class of voting securities of the bank holding company.  Control is also rebuttably presumed to exist if a person or company acquires 10% or more, but less than 25%, of any class of voting securities and either:

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

To qualify to become a financial holding company, the Bank and any other depository institution subsidiary of the Company must be well capitalized and well managed and must have a Community Reinvestment Act rating of at least “satisfactory.”  Additionally, the Company must file an election with the Federal Reserve to become a financial holding company and must provide the Federal Reserve with 30 days’ written notice prior to engaging in a permitted financial activity.  The Company does not meet the qualification standards applicable to financial holding companies at this time.

Support of Subsidiary Institutions.  Under Federal Reserve policy, we are expected to act as a source of financial strength and commit resources to support the Bank.  This support may be required at times when, without this Federal Reserve policy, we might not be inclined to provide it.  In addition, any capital loans made by us to Bank will be repaid only after its deposits and various other obligations are repaid in full. In the event of our bankruptcy, any commitment we would give to a federal banking regulator to maintain the capital of the Bank would be assumed by the bankruptcy trustee and entitled to a priority of payment.

Current Restrictions on Activities.  On March 10, 2010, the Federal Reserve advised the Company that prior approval would be required before the Company:

Incurs any indebtedness;

Distributes interest or principal on trust preferred securities;

Declares or pays any dividends;

Redeems any corporate stock; or

Makes any other payment representing a reduction in capital except for normal operating expenses.

Habersham Bank

Because the Bank is a commercial bank chartered under the laws of the State of Georgia, we are primarily subject to the supervision, examination and reporting requirements of the FDIC and the Georgia Department of Banking & Finance (the “GDBF”).  The FDIC and the GDBF regularly examine the Bank’s operations and have the authority to approve or disapprove mergers, the establishment of branches and similar corporate actions.  Both regulatory agencies have the power to prevent the continuance or development of unsafe or unsound banking practices or other violations of law.  Additionally, our deposits are insured by the FDIC to the maximum extent provided by law.  We are also subject to numerous state and federal statutes and regulations that affect our business, activities and operations.

Branching.  Under current Georgia law, we may open branch offices throughout Georgia with the prior approval of the GDBF.  In addition, with prior regulatory approval, we may acquire branches of existing banks located in Georgia.  The Bank and any other national or state-chartered bank generally may branch across state lines only if allowed by the applicable states’ laws.  Georgia law, with limited exceptions, currently permits branching across state lines only through interstate mergers.

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

Prompt Corrective Action.  The Federal Deposit Insurance Corporation Improvement Act of 1991 establishes a system of prompt corrective action to resolve the problems of undercapitalized financial institutions.  Under this system, the federal banking regulators have established five capital categories in which all institutions are placed:  Well Capitalized, Adequately Capitalized, Undercapitalized, Significantly Undercapitalized and Critically Undercapitalized.

As a bank’s capital condition deteriorates, federal banking regulators are required to take various mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories.  The severity of the action depends upon the capital category in which the institution is placed.  As of December 31, 2009, the Bank was considered significantly undercapitalized.

A “well-capitalized” bank is one that exceeds all of its required capital requirements, which include maintaining a total risk-based capital ratio of at least 10%, a tier 1 risk-based capital ratio of at least 6% and a tier 1 leverage ratio of at least 5%.  Generally, a classification as well capitalized will place a bank outside of the regulatory zone for purposes of prompt corrective action.  However, a well-capitalized bank may be reclassified as “adequately capitalized” based on criteria other than capital, if the federal regulator determines that a bank is in an unsafe or unsound condition, or is engaged in unsafe or unsound practices or has not adequately corrected a prior deficiency.

An “adequately capitalized” bank meets the required minimum level for each relevant capital measure, including a total risk-based capital ratio of at least 8%, a tier 1 risk-based capital ratio of at least 4% and a tier 1 leverage ratio of at least 4%.  A bank that is adequately capitalized is prohibited from directly or indirectly accepting, renewing or rolling over any brokered deposits, absent applying for and receiving a waiver from the FDIC.  Institutions that are not well-capitalized are also prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a national average rate for deposits of comparable maturity, as calculated by the FDIC.  In addition, an adequately capitalized bank may be forced to comply with certain operating restrictions similar to those placed on undercapitalized banks.

An “undercapitalized” bank fails to meet the required minimum level for any relevant capital measure.  A bank that reaches the undercapitalized level is likely subject to a consent order and other formal supervisory sanctions.  An undercapitalized bank must submit a capital restoration plan to regulatory authorities; be closely monitored by regulatory authorities regarding its capital restoration plan, financial condition and operational restrictions; restrict asset growth in accordance with an approved capital restoration plan; and obtain prior regulatory approval for acquisitions, branching and new lines of business.  In addition, an undercapitalized bank becomes subject to additional discretionary safeguards that may be imposed by its regulatory authorities, which may:

•	prohibit capital distributions;
•	prohibit payment of management fees to a controlling person;
•	require a capital restoration plan within 45 days of becoming undercapitalized;
•	restrict or prohibit asset growth, or require a bank to shrink;
•	require prior approval by the primary federal regulator for acquisitions, branching and new lines of business;
•	require sale of securities, or, if grounds for conservatorship or receivership exist, direct the bank to merge or be acquired;
•	restrict affiliate transactions;
•	restrict or prohibit all activities that are determined to pose an excessive risk to the bank;
•	require the institution to elect new directors, dismiss directors or senior executive officer or employ qualified senior executive officers to improve management;
•	prohibit the acceptance of deposits from correspondent banks;
•	require prior approval of capital distributions by holding companies;
•	require holding company divestiture of the bank, bank divestiture of subsidiaries, and/or holding company divestiture of other affiliates;
•	require the bank to take any other action the federal regulator determines will “better achieve” prompt corrective action objectives;
•	prohibit material transactions outside the usual course of business;
•	prohibit amending the bylaws/charter of the bank;
•	prohibit any material changes in accounting methods; and
•	prohibit golden parachute payments, excessive compensation and bonuses.

A “significantly undercapitalized” bank, in addition to being subject to the restrictions applicable to undercapitalized institutions, is subject to additional restrictions on the compensation it is able to pay to its senior executive officers.  See “—Regulatory Order” for specific requirements imposed on the Bank by its regulatory authorities.

A “critically undercapitalized” bank, in addition to being subject to the restrictions applicable to undercapitalized and significantly institutions, is further prohibited from doing any of the following without the prior written approval of the FDIC:

•	entering into any material transaction other than in the ordinary course of business;
•	extending credit for any highly leveraged transaction;
•	amending the institution’s charter or bylaws, except to the extent necessary to carry out any other requirement of any law, regulation or order;
•	making any material change in accounting methods;
•	engaging in certain types of transactions with affiliates;
•	paying excessive compensation or bonuses;
•	paying interest on new or renewed liabilities at a rate that would increase the institution’s weighted average cost of funds to a level significantly exceeding the prevailing rates of its competitors;
•	making any principal or interest payment on subordinated debt 60 days or more after becoming critically undercapitalized;

In addition, the FDIC may impose additional restrictions on critically undercapitalized institutions consistent with the intent of the prompt corrective action regulations.  Once an institution has become critically undercapitalized, the FDIC will, subject to certain narrow exceptions such as a material capital remediation, initiate the resolution of the institution.

Regulatory Order.  On June 24, 2009, the Bank entered into an Order to Cease and Desist (the “Order”) with the GDBF.  The Regional Director of the FDIC acknowledged the Order, which became effective 10 days after issuance.  The Order is based on the findings of the Department during an on-site examination conducted as of September 22, 2008.

Under the terms of the Order, the Bank is required to prepare and submit written plans and/or reports to the regulators that address the following items: maintaining sufficient capital at the Bank; improving the Bank’s liquidity position and funds management practices; reducing adversely classified items; reviewing and revising as necessary the Bank’s allowance for loan and lease losses policy; continuing to improve loan underwriting, loan administration, and portfolio management; reducing concentrations of credit; and revising and implementing a profitability plan and comprehensive budget to improve and sustain the Bank’s earnings.  While the Order remains in place, the Bank may not pay cash dividends or bonuses without the prior written consent of its regulators. The Bank’s management team and Board of Directors have taken aggressive steps to address the requirements of the Order and the findings of the on-site examination, including but not limited to submitting a capital plan; reporting and maintaining the Bank’s liquidity position; reducing classified assets and concentrations; and reviewing and revising where appropriate the Bank’s policies and procedures in the areas identified above.

The text of the Order is incorporated herein by reference as Exhibit 10.24.

FDIC Insurance Assessments. The Bank’s deposits are insured by the Deposit Insurance Fund (the “DIF”) of the FDIC up to the amount permitted by law. The Bank is thus subject to FDIC deposit insurance premium assessments. The FDIC uses a risk-based assessment system that assigns insured depository institutions to one of four risk categories based on three primary sources of information – supervisory risk ratings for all institutions, financial ratios for most institutions, and long-term debt issuer ratings for large institutions that have such ratings. In February 2009, the FDIC issued new risk based assessment rates that took effect April 1, 2009. For insured depository institutions in the lowest risk category, the annual assessment rate ranges from 7 to 77.5 cents for every $100 of domestic deposits. For institutions assigned to higher risk categories, the new assessment rates range from 17 to 43 cents per $100 of domestic deposits. These ranges reflect a possible downward adjustment for unsecured debt outstanding and possible upward adjustments for secured liabilities and, in the case of institutions outside the lowest risk category, brokered deposits.

The FDIC’s assessment rates are intended to result in a reserve ratio of at least 1.15%. By December 31, 2009, the ratio had fallen well below this floor.  The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years, and has undertaken several initiatives to satisfy this requirement.

On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter 2009.  In addition, on November 12, 2009, the FDIC adopted a rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years.  The FDIC has indicated that the prepayment of DIF assessments will be in lieu of additional special assessments, although there can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.

The FDIC also collects a deposit-based assessment from insured financial institutions on behalf of The Financing Corporation (“FICO”). The funds from these assessments are used to service debt issued by FICO in its capacity as a financial vehicle for the Federal Savings & Loan Insurance Corporation. The FICO assessment rate is set quarterly and in 2009 ranged from 1.14 cents to 1.02 cents per $100 of assessable deposits. These assessments will continue until the debt matures in 2017 through 2019.

The FDIC may, without further notice-and-comment rulemaking, adopt rates that are higher or lower than the stated base assessment rates, provided that the FDIC cannot (i) increase or decrease the total rates from one quarter to the next by more than three basis points, or (ii) deviate by more than three basis points from the stated assessment rates. The FDIC has proposed maintaining current assessment rates through December 31, 2010, followed by a uniform increase in risk-based assessment rates of three basis points effective January 1, 2011.

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

The Debt Guarantee Program:  Under the Temporary Liquidity Guarantee Program, the FDIC is permitted to guarantee certain newly issued senior unsecured debt issued by participating financial institutions.  The annualized fee that the FDIC will assess to guarantee the senior unsecured debt varies by the length of maturity of the debt.  For debt with a maturity of 180 days or less (excluding overnight debt), the fee is 50 basis points; for debt with a maturity between 181 days and 364 days, the fee is 75 basis points, and for debt with a maturity of 365 days or longer, the fee is 100 basis points.  The Bank did not opt-out of the Debt Guarantee component of the TLGP.

The Transaction Account Guarantee Program: Under the TLGP, the FDIC is permitted to fully insure non-interest bearing deposit accounts held at participating FDIC-insured institutions, regardless of dollar amount. The temporary guarantee was originally set to expire on June 30, 2009, but was subsequently extended to June 30, 2010.  For the eligible noninterest-bearing transaction deposit accounts (including accounts swept from a noninterest bearing transaction account into an noninterest bearing savings deposit account), a 10 basis point annual rate surcharge will be applied to noninterest-bearing transaction deposit amounts over $250,000. Institutions will not be assessed on amounts that are otherwise insured.  The Bank chose not to opt-out of the Transaction Account Guarantee component of the TLGP.

Community Reinvestment Act.  The Community Reinvestment Act requires that, in connection with examinations of financial institutions within their respective jurisdictions, the federal banking regulators shall evaluate the record of each financial institution in meeting the credit needs of its local community, including low and moderate-income neighborhoods.  These facts are also considered in evaluating mergers, acquisitions and applications to open a branch or facility.  Failure to adequately meet these criteria could impose additional requirements and limitations on the Bank.  Additionally, we must publicly disclose the terms of various Community Reinvestment Act-related agreements.

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

Other Regulations.  Interest and other charges collected or contracted for by the Bank are subject to state usury laws and federal laws concerning interest rates.  Our loan operations will be subject to federal laws applicable to credit transactions, such as the:

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

•	Rules and regulations of the various federal banking regulators charged with the responsibility of implementing these federal laws.

The Bank’s deposit operations are subject to federal laws applicable to depository accounts, such as the:

•	Truth-In-Savings Act, requiring certain disclosures of consumer deposit accounts:
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

Capital Adequacy

We are required to comply with the capital adequacy standards established by the Federal Reserve.  The Federal Reserve has established a risk-based and a leverage measure of capital adequacy for member banks and bank holding companies.

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

The minimum guideline for the ratio of total capital to risk-weighted assets, and classification as adequately capitalized, is 8%.  A bank that fails to meet the required minimum guidelines is classified as undercapitalized and subject to operating and managerial restrictions.  A bank, however, that exceeds its capital requirements and maintains a ratio of total capital to risk-weighted assets of 10% is classified as well capitalized.

Total capital consists of two components:  Tier 1 Capital and Tier 2 Capital.  Tier 1 Capital generally consists of common shareholders’ equity, minority interests in the equity accounts of consolidated subsidiaries, qualifying noncumulative perpetual preferred stock and a limited amount of qualifying cumulative perpetual preferred stock, less goodwill and other specified intangible assets.  To be adequately capitalized, Tier 1 Capital must equal at least 4% of risk-weighted assets.  Tier 2 Capital generally consists of subordinated debt, other preferred stock and hybrid capital, and a limited amount of loan loss reserves.  The total amount of Tier 2 Capital is limited to 100% of Tier 1 Capital.

The Bank’s ratio of total capital to risk-weighted assets and ratio of Tier 1 Capital to risk-weighted assets were 5.69% and 4.41%, respectively, as of December 31, 2009.  As a result of our regulatory capital ratios, we were considered "significantly undercapitalized” by our bank regulatory authorities on December 31, 2009.  As described above, an adequately capitalized bank is subject to certain restrictions on its operations and an undercapitalized, significantly undercapitalized or critically undercapitalized bank is subject to extensive operational restrictions.

The Federal Reserve has similarly established minimum leverage ratio guidelines for bank holding companies.  These guidelines provide for a minimum ratio of Tier 1 Capital to average assets, less goodwill and other specified intangible assets, of 3% for bank holding companies that meet specified criteria, including having the highest regulatory rating and implementing the Federal Reserve risk-based capital measure for market risk.  All other bank holding companies generally are required to maintain a leverage ratio of at least 4%.  At December 31, 2009, our leverage ratio was 3.08%.  The guidelines also provide that bank holding companies experiencing internal growth or making acquisitions will be expected to maintain strong capital positions substantially above the minimum supervisory levels without reliance on intangible assets.  The Federal Reserve considers the leverage ratio and other indicators of capital strength in evaluating proposals for expansion or new activities.

Failure to meet capital guidelines can subject a bank and a bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits and certain other restrictions on its business.  As described above and elsewhere throughout this report, significant additional restrictions can be imposed on FDIC-insured depository institutions that fail to meet applicable capital requirements.  See, “Supervision and Regulation – Habersham Bank – Prompt Corrective Action,” above, for a summary of the restrictions to which we would become subject should our capital condition deteriorate significantly.

Payment of Dividends

The Company is a legal entity separate and distinct from the Bank. It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if the prospective earnings retention rate is consistent with the organization's expected future needs and financial condition. Additionally, a March 10, 2010 letter from the Federal Reserve states that the Company may not pay any dividends without prior Federal Reserve approval.

The principal sources of our cash flow, including cash flow to pay dividends to our shareholders, are dividends that we receive from the Bank.  Statutory and regulatory limitations apply to the payment of dividends by a subsidiary bank to its bank holding company.  The Bank is required to obtain prior approval of the GDBF if the total of all dividends declared by the Bank in any year will exceed 50% of the Bank’s net income for the prior year.  Our payment of dividends may also be affected by other factors, such as the requirement to maintain adequate capital above regulatory guidelines.  In addition, administrative agreements with or actions taken by our primary regulators may impose additional restrictions on our ability to pay dividends.  Based on the foregoing, and under the terms of the Order, the Bank could not pay cash dividends without prior regulatory approval.  Any future determination relating to dividend policy will be made at the discretion of our board of directors and will depend on the statutory and regulatory factors mentioned above.

If, in the opinion of the federal banking regulator, the Bank was engaged in or about to engage in unsafe or unsound practice, the federal banking regulator could require, after notice and a hearing, that we stop or refrain from engaging in the practice it considers unsafe or unsound.  The federal banking regulators have indicated that paying dividends that deplete a depository institution’s capital base to an inadequate level would be an unsafe and unsound banking practice.  Under the Federal Deposit Insurance Corporation Improvement Act of 1991, a depository institution may not pay any dividend if payment would cause it to become undercapitalized or if it already is undercapitalized.  Moreover, the federal banking regulators have issued policy statements that provide that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

The total amount of the above transactions is limited in amount, as to any one affiliate, to 10% of a bank’s capital and surplus and, as to all affiliates combined, to 20% of a bank’s capital and surplus.  In addition to the limitation on the amount of these transactions, each of the above transactions must also meet specified collateral requirements.  We must also comply with other provisions designed to avoid the taking of low-quality assets.

We are subject to the provisions of Section 23B of the Federal Reserve Act which, among other things, prohibit an institution from engaging in the above transactions with affiliates unless the transactions are on terms substantially the same, or at least as favorable to the institution or its subsidiaries, as those prevailing at the time for comparable transactions with nonaffiliated companies.

We are subject to restrictions on extensions of credit to our executive officers, directors, principal shareholders and their related interests.  These extensions of credit (1) must be made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with third parties and (2) must not involve more than the normal risk of repayment or present other unfavorable features.

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

Our independent registered public accounting firm’s report discloses a going concern issue for the Company.

Our financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  However, due to our financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed in this report, our independent public accountants have expressed in their opinion on our Consolidated Financial Statements included in this report that a substantial doubt exists regarding the Company’s ability to continue as a going concern.  Management’s plans in addressing the issues that raise substantial doubt regarding the Bank’s ability to continue as a going concern are addressed in Note 3 of the Notes to Consolidated Financial Statements.  See “—We are subject to heightened regulatory scrutiny and are currently under a regulatory order that imposes additional requirements and restrictions on our business” below and “Supervision and Regulation—Prompt Corrective Action” for a discussion of the regulatory restrictions and requirements to which we are currently subject.

We are subject to heightened regulatory scrutiny and the Bank is currently under a consent order that imposes additional requirements and restrictions on our business.

We are primarily regulated by the Federal Reserve, the FDIC and the GDBF.  Our compliance with Federal Reserve, FDIC and GDBF regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.  We are also subject to capital requirements of our regulators.

Based on the results of our September 22, 2008 regulatory examination, particularly with respect to our levels of capital and classified assets, the GDBF and FDIC have required the Bank to enter into a Cease and Desist Order. The order includes provisions requiring reductions in classified assets, improvements in liquidity and funds management practices, maintenance of an appropriate allowance for loan losses and specified capital ratios, dividend and bonus restrictions, amendments to our policies and frequent progress reports to regulatory authorities, as well as other provisions to help us improve our financial condition and profitability.  Under the order, the Bank must achieve and maintain total risk-based capital at or above 10% of total risk-weighted assets, and Tier 1 capital at or above 8% of total assets.  If we do not comply with the terms of this order, we could face additional regulatory sanctions or civil money penalties.  See “Supervision and Regulation—Regulatory Order” for a further description of the order.

In addition, we are currently classified as "significantly undercapitalized" for regulatory capital purposes.  As a result, we are subject to enhanced regulatory supervision, both under the order described above and under FDIC regulations.  For example, we must obtain regulatory approval to add or replace directors or executive officers; obtain prior regulatory approval for new business lines, acquisitions, branch purchases and other significant transactions; submit a capital restoration plan for regulatory review; and comply with regulatory limitations on the amount of severance or “golden parachute” payments we are permitted to make.  We are also unable to accept, renew or roll over brokered deposits absent a waiver from the FDIC.  This limits our access to funding sources and could adversely affect our liquidity and net interest margin.  As of December 31, 2009, we had approximately $48.9 million in out of market deposits, including brokered deposits, which represented approximately 12.53% of our total deposits.  If we are unable to continue to attract deposits and maintain sufficient liquidity, our ability to meet our obligations, including the payout of deposit accounts would be adversely affected.  If our liquidity becomes severely impaired and we are unable to meet our financial obligations, including the payout of deposit accounts, or if our capital levels become unacceptable to our banking regulators, the Bank could be placed into receivership and you could lose the entire amount of your investment.

Additionally, we are prohibited from paying rates in excess of 75 basis points above the local market average on deposits of comparable maturity.  Effective January 1, 2010, financial institutions that are not well capitalized are prohibited, except in very limited circumstances where the FDIC permits use of a higher local market rate, from paying yields for deposits in excess of 75 basis points above a new national average rate for deposits of comparable maturity, as calculated by the FDIC.  This national rate may be lower than the prevailing rates in our local market, and although the FDIC has permitted us to use the local market rate, the FDIC could revoke this determination in the future.  If restrictions on the rates we are able to pay on deposit accounts negatively impacts our ability to compete for deposits in our market area, we may be unable to attract or maintain core deposits, and our liquidity and ability to support demand for loans could be adversely affected.

The company is also subject to regulatory restrictions on its operations. The Federal Reserve has notified the Company in a letter dated March 10, 2010 that the Company must obtain Federal Reserve approval before incurring indebtedness, paying interest or dividends on trust preferred securities, declaring or paying any dividends, redeeming corporate stock, or making other payments representing a reduction in capital outside of normal operating expenses.

The laws and regulations applicable to the banking industry could change at any time, and we cannot predict the effects of these changes on our business and profitability.  Because government regulation greatly affects the business and financial results of all commercial banks, our cost of compliance could adversely affect our ability to operate profitably.

Declines in real estate values have adversely affected our credit quality and profitability.

During 2008 and 2009, confidence in the credit market for residential housing finance significantly eroded, which resulted in a reduction in financing available to buyers of new homes and borrowers wishing to refinance existing financing terms.  The tightening of credit for residential housing led to lower demand for residential housing and more foreclosures, and has reduced the absorption rate for new and existing properties.  In turn, this tightening of credit has caused market prices to fall as some property owners, including lenders who acquired property by foreclosure, have accepted lower prices to reduce their exposure to these real estate assets, which has reduced the market values for comparable real estate.

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

We offer land acquisition and development, and construction loans for builders and developers. As of December 31, 2009, approximately $107.7 million, or 38.89%, of our total loan portfolio represented loans for which the related property is neither presold nor preleased. These land acquisition and development, and construction loans are considered more risky than other types of loans. The primary credit risks associated with land acquisition and development and construction lending are underwriting, project risks, and market risks. Project risks include cost overruns, borrower credit risk, project completion risk, general contractor credit risk, and environmental and other hazard risks. Market risks are risks associated with the sale of the completed residential units. They include affordability risk, which means the risk that borrowers cannot obtain affordable financing, product design risk, and risks posed by competing projects. There can be no assurance that losses in our land acquisition and development and construction loan portfolio will not exceed our reserves, which could adversely impact our earnings. Given the current environment, the non-performing loans in our land acquisition and development and construction portfolio could increase substantially in 2010, and these non-performing loans could result in a material level of charge-offs, which will negatively impact our capital and earnings.

Ongoing deterioration in the housing market and the homebuilding industry may lead to increased losses and further worsening of delinquencies and non-performing assets in our loan portfolios. Consequently, our results of operations may be adversely impacted.

There has been substantial industry concern and publicity over asset quality among financial institutions due in large part to issues related to subprime mortgage lending, declining real estate values and general economic concerns. As of December 31, 2009, our non-performing assets had increased significantly to $110.4 million, or 35.06%, of our loan portfolio plus other real estate owned. Furthermore, the housing and the residential mortgage markets recently have experienced a variety of difficulties and changed economic conditions. If market conditions continue to deteriorate, they may lead to additional valuation adjustments on our loan portfolios and real estate owned as we continue to reassess the market value of our loan portfolio, the losses associated with the loans in default, and the net realizable value of real estate owned.

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

Declines in the U.S. economy and our local real estate markets contributed to our significant provisions for loan losses during 2009, and may result in additional loan losses and loss provisions for 2010.   These factors could result in further increases in loan loss provisions, and additional delinquencies, charge-offs, or both in future periods, any of which may adversely affect our financial condition and results of operations.  If the strength of the U.S. economy in general and the strength of the local economies in which we conduct operations continue to decline, this could result in, among other things, further deterioration in credit quality or a reduced demand for credit, including a resultant adverse effect on our loan portfolio and additional increases to our allowance for loan and lease losses.

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

The amount of “other real estate owned” (“OREO”) increased significantly in 2008 and 2009 and may continue to increase, resulting in additional losses and expenses that will negatively affect our operations.

At December 31, 2009, we had a total of $37.8 million of OREO, and at December 31, 2008, we had a total of $27.3 million of OREO, reflecting a $10.5 million increase, or 38.40% from 2008 to 2009.  This increase in OREO is due, among other things, to the continued deterioration of the residential real estate market and the tightening of the credit market.  As the amount of OREO increases, our losses, and the costs and expenses to maintain the real estate likewise increase.  Due to the on-going economic crisis, the amount of OREO may continue to increase throughout 2010.  Any additional increase in losses, and maintenance costs and expenses due to OREO may have material adverse effects on our business, financial condition, and results of operations.  Such effects may be particularly pronounced in a market of reduced real estate values and excess inventory, which may make the disposition of OREO properties more difficult, increase maintenance costs and expenses, and reduce our ultimate realization from any OREO sales.

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

Our success depends to a significant extent upon the quality of our assets, particularly loans. In originating loans, there is a substantial likelihood that we will experience credit losses. The risk of loss will vary with, among other things, general economic conditions, the type of loan, the creditworthiness of the borrower over the term of the loan and, in the case of a collateralized loan, the quality of the collateral for the loan.

Our loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. As a result, we may experience significant loan losses, which could have a material adverse effect on our operating results. Management makes various assumptions and judgments about the collectibility of our loan portfolio, including the creditworthiness of our borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of our loans. We maintain an allowance for loan losses in an attempt to cover any loan losses that may occur. In determining the size of the allowance, we rely on an analysis of our loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If our assumptions are wrong, our current allowance may not be sufficient to cover future loan losses, and we may need to make adjustments to allow for different economic conditions or adverse developments in our loan portfolio. Material additions to our allowance would materially decrease our net income. In view of the difficult real estate market, we maintained our allowance at $12.2 million at December 31, 2008 and $12.1 million at December 31, 2009.  Although charge-off activity may periodically decrease our allowance, we may also make additions to our allowance in 2010 in response to continued credit deterioration.  However, given current and future market conditions, we can make no assurance that our allowance will be adequate to cover future loan losses.

In addition, federal and state regulators periodically review our allowance for loan losses and may require us to increase our provision for loan losses or recognize further loan charge-offs, based on judgments different than those of our management. Any increase in our allowance for loan losses or loan charge-offs as required by these regulators could have a negative effect on our operating results.

The deterioration in the residential mortgage market may continue to spread to commercial credits, which may result in greater losses and non-performing assets, adversely affecting our business operations.

The losses that were initially associated with subprime residential mortgages rapidly spread into the residential mortgage market generally.  If the losses in the residential mortgage market continue to spread to commercial credits, then we may be forced to take greater losses or retain more non-performing assets.  Our business operations and financial results could be adversely affected if we continue to experience losses from our commercial loan portfolio.

We will realize additional future losses if the proceeds we receive upon liquidation of non-performing assets are less than the fair value of such assets.

Non-performing assets are recorded on our financial statements at fair value, as required under GAAP, unless these assets have been specifically identified for liquidation, in which case they are recorded at the lower of cost or estimated net realizable value. In current market conditions, we are likely to realize additional future losses if the proceeds we receive upon dispositions of non-performing assets are less than the recorded fair value of such assets.

Our use of appraisals in deciding whether to make a loan on or secured by real property or how to value such loan in the future may not accurately describe the net value of the real property collateral that we can realize.

In considering whether to make a loan secured by real property, we generally require an appraisal of the property. However, an appraisal is only an estimate of the value of the property at the time the appraisal is made, and, as real estate values in our market area have experienced changes in value in relatively short periods of time, this estimate might not accurately describe the net value of the real property collateral after the loan has been closed. If the appraisal does not reflect the amount that may be obtained upon any sale or foreclosure of the property, we may not realize an amount equal to the indebtedness secured by the property. The valuation of the property may negatively impact the continuing value of such loan and could adversely affect our operating results and financial condition.

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

At December 31, 2009 we were in a liability sensitive position, which generally means that changes in interest rates affect our interest paid on liabilities more quickly than our interest earned on assets because the rates paid on our liabilities reset sooner than rates earned on our assets.  Accordingly, we anticipate that any interest rate increases by the Federal Reserve throughout 2010 will have a negative effect on our net interest income over the short term until the interest rates earned on our assets reset.

In addition, we cannot predict whether interest rates will continue to remain at present levels.  Changes in interest rates may cause significant changes, up or down, in our net interest income.  Depending on our portfolio of loans and investments, our results of operations may be adversely affected by changes in interest rates.

We may be required to pay significantly higher FDIC premiums or remit special assessments that could adversely affect our earnings.

Market developments have significantly depleted the FDIC’s Deposit Insurance Fund (“DIF”) and reduced its ratio of reserves to insured deposits. The FDIC’s assessment rates are intended to result in a reserve ratio of at least 1.15%. By December 31, 2009, the ratio had fallen well below this floor.  The FDIC is required to return the DIF to its statutorily mandated minimum reserve ratio of 1.15 percent within eight years, and has undertaken several initiatives to satisfy this requirement.

On September 30, 2009, the FDIC collected a one-time special assessment of five basis points of an institution’s assets minus tier 1 capital as of June 30, 2009. The amount of the special assessment could not exceed ten basis points times the institution’s assessment base for the second quarter 2009.  In addition, on November 12, 2009, the FDIC adopted a final rule that required nearly all FDIC-insured depository institutions to prepay their DIF assessments for the fourth quarter of 2009 and for the next three years.  There can be no guarantee that continued pressures on the DIF will not result in additional special assessments being collected by the FDIC in the future.  If we are required to pay significantly higher premiums or additional special assessments in the future, our earnings could be adversely affected. A further downgrade in our regulatory condition could also cause our assessment to materially increase.

We have suspended dividends on our common stock and may be unable to pay future dividends.

We have suspended dividend payment on our common stock and make no assurances that we will pay any dividends in the future. Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant. In addition, our ability to pay dividends is restricted by federal policies and regulations. It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and only if the prospective earnings retention is consistent with the organization’s expected future needs and financial condition. We are also precluded from declaring or paying any dividends without prior Federal Reserve approval under the terms of a March 12, 2010 letter from the Federal Reserve. Further, our principal source of funds to pay dividends is cash dividends that we receive from the Bank, and GDBF regulations and the terms of the order prohibit the Bank from paying dividends without prior regulatory approval. See Item 5—”Market for Registrant’s Common Equity and Related Shareholder Matters and Issuer Purchases of Equity Securities.”

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

We compete with these institutions both in attracting deposits and in making loans.  In addition, we have to attract our customer base from other existing financial institutions and from new residents.  Many of our competitors are well established and much larger financial institutions.  While we believe we can and do successfully compete with these other financial institutions in our markets, we may face a competitive disadvantage as a result of our smaller size and lack of geographic diversification, as well as restrictions on the deposit interest rates we can pay.

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

In addition, reputation risk, or the risk to our business from negative publicity, is inherent in our business. Negative publicity can result from the actual or alleged conduct of financial institutions, generally, or the Company or Bank, specifically, in any number of activities, including leasing practices, corporate governance, and actions taken by government regulators in response to those activities. Negative publicity can adversely affect our ability to keep and attract customers and can expose us to litigation and regulatory action, any of which could negatively affect our business operations or financial results.

We are subject to liquidity risk in our operations.

Liquidity risk is the possibility of being unable, at a reasonable cost and within acceptable risk tolerances, to pay obligations as they come due, to capitalize on growth opportunities as they arise, or to pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis.  Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to shareholders, operating expenses, and capital expenditures.  Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operations and access to other funding sources.  Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general.  Our ability to borrow could also be impaired by factors that are not specific to us, such as a severe disruption in the financial markets or negative views and expectations about the prospects for the financial services industry as a whole, given the recent turmoil faced by banking organizations in the domestic and worldwide credit markets.  As a result of our present regulatory capital status, our access to additional borrowed funds is currently limited, and, to the extent such funds may be available to us, we may be required to pay above market rates for additional borrowed funds, which may adversely affect our results of operations.

In the past, we have relied to some extent on the use of brokered deposits to provide liquidity and support our lending activities.  As of December 31, 2009, we had approximately $10.1 million in brokered deposits, which represented approximately 2.58% of our total deposits.  We intend to continue to utilize our core, in-market deposits as our primary source of liquidity and to reduce or even eliminate our use of brokered deposits over time.  However, should we require additional liquidity in the future while we are prohibited from renewing, rolling over, or funding additional brokered deposits as a result of regulatory restrictions, we may become subject to acute liquidity stress unless we are able to improve our regulatory status to remove this restriction and regain access to brokered funds, replace maturing brokered deposits with core deposits or other non-brokered funding or otherwise reduce our liquidity needs.

If we are unable to meet our liquidity needs as a result of competition in the marketplace, regulatory restrictions to which we are subject, or for any other reason, our operations could be materially adversely affected.  If our liquidity position should become critically inadequate, our ability to continue as a going concern could be threatened.

Adverse market conditions and future losses may require us to raise additional capital to support our operations, but that capital may not be available when it is needed, which could adversely affect our financial condition and results of operations.

We are required by federal and state regulatory authorities to maintain adequate levels of capital to support our operations.  Our ability to raise additional capital, if needed, will depend on conditions in the capital markets at that time, which are outside our control, and on our financial performance.  Accordingly, we cannot assure you of our ability to raise additional capital, if needed, on terms acceptable to us or at all.  If we cannot raise additional capital when needed, our financial performance could be materially impaired and we could become subject to further regulatory restriction on our operations, which could in turn decrease significantly or eliminate the value of our securities.

If we fail to retain our key employees, our growth and profitability could be adversely affected.

Our success is, and is expected to remain, highly dependent on our executive management team, consisting of our Chief Executive Officer, David D. Stovall, and our Chief Operating Officer, Bonnie Bowling.  This is particularly true because, as a community bank, we depend on our management team’s ties to the community to generate business for us.  Our growth will continue to place significant demands on our management, and the loss of any such person’s services may have an adverse effect upon our financial condition and results of operations.

Our directors and executive officers own a significant portion of our common stock and can influence stockholder decisions.

Our directors and executive officers, as a group, beneficially owned approximately 44.9% of our fully diluted outstanding common stock as of December 31, 2009.  As a result of their ownership, the directors and executive officers will have the ability, if they voted their shares in concert, to influence significantly the outcome of all matters submitted to our shareholders for approval, including the election of directors.

Environmental liability associated with lending activities could result in losses.

In the course of our business, we may foreclose on and take title to properties securing our loans.  If hazardous substances are discovered on any of these properties, we may be liable to governmental entities or third parties for the costs of remediation of the hazard, as well as for personal injury and property damage.  Many environmental laws can impose liability regardless of whether we knew of, or were responsible for, the contamination.  In addition, if we arrange for the disposal of hazardous or toxic substances at another site, we may be liable for the costs of cleaning up and removing those substances from the site, even if we neither own nor operate the disposal site.  Environmental laws may require us to incur substantial expenses and may materially limit the use of properties that we acquire through foreclosure, reduce their value, or limit our ability to sell them in the event of a default on the loans they secure.  In addition, future laws or more stringent interpretations or enforcement policies with respect to existing laws may increase our exposure to environmental liability.

Confidential customer information transmitted through the Bank’s online banking service is vulnerable to security breaches and computer viruses, which could expose the Bank to litigation and adversely affect its reputation and ability to generate deposits.

The Bank provides its customers with the ability to bank online.  The secure transmission of confidential information over the Internet is a critical element of online banking.  The Bank’s network could be vulnerable to unauthorized access, computer viruses, phishing schemes, and other security problems.  The Bank may be required to spend significant capital and other resources to protect against the threat of security breaches and computer viruses, or to alleviate problems caused by security breaches or viruses.  To the extent that the Bank’s  activities or the activities of its clients involve the storage and transmission of  confidential information, security breaches and viruses could expose the Bank to claims, litigation and other possible liabilities.  Any inability to prevent security breaches or computer viruses could also cause existing clients to lose confidence in the Bank’s systems and could adversely affect its reputation and its ability to generate deposits.

We are subject to extensive regulation that could limit or restrict our activities and impose financial requirements or limitations on the conduct of our business, which limitations or restrictions could adversely affect our profitability.

As a bank holding company, we are primarily regulated by the Board of Governors of the Federal Reserve.  Our subsidiary bank is primarily regulated by the FDIC and the GDBF.  Our compliance with Federal Reserve Board, FDIC, and GDBF regulations is costly and may limit our growth and restrict certain of our activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices.  We are also subject to capital requirements of our regulators.

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

Habersham Bank's North Habersham (main) office is located at 1151 Washington Street, Clarkesville, Georgia.  The telephone number of that office is (706) 778-1000.  Habersham Bank also has nine full-service branch offices.   Its Central Habersham office is located at 282 Historic Highway 441, Cornelia, Georgia; its South Habersham office is located at 186 441 By-Pass, Baldwin, Georgia; its Cleveland Office is located at 575 South Main Street, Cleveland, Georgia; its Canton Office is located at 1925 Marietta Highway, Canton, Georgia; its Warrenton Office is located at 189 Legion Drive, Warrenton, Georgia; its Toccoa Office is located at 27 North Big A Road; its Cumming Office is located at 2740 Nuckolls Road, Cumming, Georgia and its Flowery Branch Office is located at 5977 Sprout Springs Road, Flowery Branch, Georgia.  Each office has a 24-hour teller machine, with the exception of the Warrenton Office.  Habersham Bank owns its office properties without encumbrance.

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

The common stock of Habersham Bancorp is traded on the Over-the-Counter Bulletin Board under the symbol HABC.  Prior to December 24, 2009, it was traded on the Nasdaq Stock Market under the same symbol.  At December 31, 2009 Habersham Bancorp had approximately 486 shareholders of record.  The following table sets forth the high and low sale prices and the cash dividends paid on the Company's common stock on a quarterly basis for the past two fiscal years and a portion of the first quarter of 2010.
2010	High	Low	Dividend
First quarter (through)
March 15, 2010	1.75	.75	-

2009	High	Low	Dividend

Fourth quarter	3.50	.75	-
Third quarter	3.79	2.63	-
Second quarter	4.89	3.05	-
First quarter	4.74	2.66	-

2008	High	Low	Dividend

Fourth quarter	$7.00	$2.35	$-
Third quarter	7.09	5.52	0.05
Second quarter	14.20	7.08	0.10
First quarter	15.60	13.28	0.10

The Company suspended dividends on its common stock on November 19, 2008.  Any future determination relating to dividend policy will be made at the discretion of our Board of Directors and will depend on a number of factors, including our future earnings, capital requirements, financial condition, future prospects, regulatory restrictions, and other factors that our Board of Directors may deem relevant.  In addition, our ability to pay dividends is restricted by federal policies and regulations.  It is the policy of the Federal Reserve Board that bank holding companies should pay cash dividends on common stock only out of net income available over the past year and if prospective earning retention is consistent with the organization’s expected future needs and financial condition.  We are also precluded from declaring or paying dividends without prior Federal Reserve approval under the terms of a March 10, 2010 letter from the Federal Reserve.

Cash dividends on Habersham Bank’s common stock, which would be paid to the Company and could serve as a source of funds for cash dividends to the Company's shareholders, may be declared and paid only out of its retained earnings, and dividends may not be distributed at any time when the Bank’s paid-in capital and appropriated earnings do not, in combinations, equal at least 20% of its capital stock account.  In addition, the GDBF’s rules and regulations require prior approval before cash dividends may be declared and paid if: (i) the Bank’s ratio of equity capital to adjusted total assets is less than 6%; (ii) the aggregate amount of dividends declared or anticipated to be declared in that calendar year exceeds 50% of the Bank’s net earnings, after taxes but before dividends, for the previous calendar year, or (iii) the percentage of the Bank’s loans classified as adverse as to repayment or recovery by the GDBF at the most recent examination of the Bank exceeds 80% of the Bank’s equity as reflected at such examination.  As of December 31, 2009, the Bank could not declare dividends without regulatory approval.  See “Risk Factors – The Company has suspended dividends on the common stock and may be unable to pay future dividends” and “Supervision and Regulation – Payment of Dividends.”

See Item 12—Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for a table presenting information on equity securities subject to future issuance under the Company’s equity compensation plans.

Item 6.  SELECTED FINANCIAL DATA

(In thousands, except share and per share data)
	For the years ended December 31,
	2009	2008	2007	2006	2005
SUMMARY OF OPERATIONS
Interest income	$20,386	$26,135	$36,376	$34,460	$25,936
Interest expense	11,748	14,336	16,878	13,218	8,600
Provision for loan losses	13,476	16,021	675	-	330
Other income	4,153	4,117	3,779	3,656	3,448
Other expense	21,633	22,630	18,672	17,194	14,991
Net (loss) earnings	(26,128)	(14,849)	2,939	5,293	3,813

PER SHARE AMOUNTS
Net (loss) earnings per common share-diluted	$(9.34)	$(5.27)	$1.00	$1.77	$1.30
Dividends	$-	$0.25	$0.90	$0.36	$0.32
Weighted average number of common and common equivalent shares outstanding	2,818,593	2,818,593	2,952,528	2,983,048	2,938,698

AT DECEMBER 31
Total assets	$456,019	$494,869	$514,219	$555,738	$478,431
Earning assets	343,119	412,864	450,294	502,035	435,091
Loans, net	264,889	310,607	348,251	342,816	316,773
Deposits	390,161	392,888	390,267	450,629	372,762
Long-term debt	38,000	38,000	38,000	38,000	42,300
Stockholders’ equity	17,075	41,998	54,182	55,564	50,257

RATIOS
Return on average assets	(5.24)%	(2.95)%	.59%	1.13%	.91%
Return on average equity	(72.87)%	(31.21)%	5.23%	10.06%	7.76%
Dividend payout ratio	NM	NM	87.83%	20.03%	24.63%
Average equity to average assets ratio	7.19%	9.44%	11.24%	11.25%	11.77%

NM – not meaningful in a loss year

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

ORGANIZATION

The Company owns all of the outstanding stock of Habersham Bank and The Advantage Group, Inc.  Habersham Bank owned all of the outstanding stock of Advantage Insurers, Inc. (“Advantage Insurers”), which was sold on December 30, 2009.  Advantage Insurers offered a full line of property, casualty and life insurance products.  The Advantage Group, Inc. and Advantage Insurers do not comprise a significant portion of the financial position, results of operations, or cash flows of the Company and as a result management’s discussion and analysis, which follows, relates primarily to Habersham Bank.

The Company’s continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Stephens, Forsyth and Hall counties in Georgia.  Habersham Bank’s main office is located in Cornelia, Georgia, and it has 9 branch offices, with its most recent branch office having been opened in Flowery Branch (Hall County), Georgia in the fourth quarter of 2008.  The Company’s primary source of revenue is interest income on loans to businesses and individuals in its market area.

EXECUTIVE SUMMARY

Year Ended December 31, 2009
The Company’s primary source of income is interest income from loans and investment securities.  Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Net loss for the year ended December 31, 2009 was $26.1 million or $9.34 per diluted share, a decrease of $11.3 million or 75.96% when compared to net loss of $14.8 million or $5.27 per diluted share for the year ended December 31, 2008.  The decrease resulted primarily from an income tax expense related to the establishment of a deferred tax asset valuation allowance totaling approximately $12.0 million and a decrease in net interest income of approximately $3.2 million offset by decreases in provisions for loan losses of approximately $2.5 million and in other noninterest expense of approximately $927,000.  Noninterest income also increased approximately $29,000.

The decrease in net interest income was attributable to increases in the number and balances of loans on nonaccrual status and the number and balances of variable rate loans repricing at lower rates and a smaller net interest margin.  Interest income for the year ended December 31, 2009 was approximately $20.4 million, representing a decrease of approximately 21.99%, when compared to 2008. The decrease resulted from: 1) the effect of the fallen prime interest rate on outstanding variable rate loans totaling approximately $214.3 million, 2) average loan balances decreasing approximately $30.4 million when compared to 2008, and 3) nonaccrual loans increasing approximately $15.8 million.   Interest expense for the year ended December 31, 2009 was approximately $11.7 million, representing a decrease of approximately $2.6 million when compared to 2008.  This decrease resulted from declining rates paid on deposit and borrowing balances during 2009.  The net interest margin for the year ended December 31, 2009 was 2.16%, a decrease from 2.79% for the year ended December 31, 2008.   In addition, increases in interest costs outpaced increases in interest earned as variable rate interest loans repriced at lower interest rates more quickly than the rates paid on deposit balances as each responded to decreases in the interest rates set by the Federal Reserve Bank.

Net interest income before provision for loan loss for the year ended December 31, 2009, decreased approximately $3.2 million or 26.79% when compared to 2008 as a result of the items discussed above.  Declines in the U.S. economy and our local real estate markets contributed to our continuing expense of the provision for loan losses.  As delinquencies and foreclosures continued during 2009, Habersham Bank recorded provisions to its allowance for loan losses of approximately $13.5 million for 2009.

For the fourth quarter ended December 31, 2009, the Company recognized a net loss of $16.9 million, including a provision for loan losses of $3.0 million and expenses, losses on sales and write downs of other real estate of $3.0 million.  The provision and other real estate expenses related to the continued deterioration in real estate values in our market area.  Additionally, during the fourth quarter of 2009, the Company performed an assessment of the Company’s deferred income tax asset accounts.   As a result of this assessment, the Company established a valuation allowance of $12.7 million to be recorded against all of the Company’s deferred tax assets, which was recorded as a tax expense.

At December 31, 2009, Habersham Bank’s other real estate portfolio totaled approximately $37.8 million, an increase of approximately $10.5 million when compared to December 31, 2008.  This increase resulted in higher legal and professional services expenses for 2009 in foreclosure and maintenance costs.  The other real estate properties are primarily located in the metro Atlanta area and the surrounding counties.

The Company’s total assets decreased $38.8 million, or 7.85%, to $456.0 million at December 31, 2009 when compared to $494.9 million at December 31, 2008.   Decreases in loans, investment securities, other assets and premises and equipment of approximately $45.7 million, $23.7 million, $6.3 million and $1.8 million, respectively, were offset by increases in cash and cash equivalents of approximately $28.2 million and other real estate of approximately $10.5 million.

The Company’s total liabilities (deposits, borrowings and other liabilities) at December 31, 2009 decreased approximately $13.9 million or 3.08% to $438.9 at December 31, 2009 from $452.9 million at December 31, 2008.   Decreases in other borrowings, total deposit account balances and in other liabilities totaled approximately $10.3 million, $2.7 million and $900,000, respectively.  A decrease in total stockholders’ equity of approximately $24.9 million resulted from the year-to-date loss of approximately $26.1 million and dividend payments of approximately $211,000, offset by the sale of preferred stock and an increase in accumulated other comprehensive income of approximately $1.0 million and $432,000, respectively.

The following discussion sets forth the major factors that affect the Company’s results of operations and financial condition.  These comments should be read in conjunction with the consolidated financial statements and related notes.  As described elsewhere in this Report, the Bank is currently operating under heightened regulatory scrutiny and has entered into a Cease and Desist Order with the GDBF.

This discussion contains forward-looking statements involving risks and uncertainties.  Results may differ significantly from those discussed in the forward-looking statements.  Factors that might cause such a difference include, but are not limited to, risks involving the potential adverse effect of changes in U.S., state and local economic and real estate market conditions, unexpected changes in interest rates and the current interest rate environment, difficulties in expanding into new market areas, loan losses and the adequacy of the Company’s loan loss allowance, changes in regulation and legislation, competition and other risks identified in this Annual Report on Form 10-K for the year ended December 31, 2009 and its other filings with the Securities and Exchange Commission.

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

Certain economic factors could have a material impact on the loan loss allowance determination and its adequacy.  The depth and duration of any economic recession would have an impact on the credit risk associated with the loan portfolio. Another factor that can impact the determination is a consideration of concentrations in collateral which secure the loan portfolio.  The Company’s loan portfolio is secured primarily by commercial and residential real estate, with such loans comprising approximately 90.61% of the total loan portfolio at December 31, 2009.

The commercial and residential real estate loan portfolio is segregated into construction and land development, loans secured by 1-4 family residential properties, and commercial properties and other land loans totaling approximately $107.7 million, $71.5 million, $71.1 million and $736,000, respectively. The construction, land development and other land loan portfolios have been the hardest hit by the downturn in the economy resulting in increases in nonperforming assets.    Habersham Bank held concentrations of loans totaling 100% or more of Tier 1 Capital to borrowers in land and subdivision development , real estate lessors (amortized non-owner occupied), raw land and non-residential building construction (non-owner occupied)  at December 31, 2009 and 2008.  See “Loans.”

The Bank will, from time to time, make unsecured loans.  The risk to the Bank is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at December 31, 2009 and 2008 was $12.6 million and $14.2 million, respectively.

Refer to the section entitled “Allowance for Loan Losses” for an additional discussion of the key assumptions and methods used in determining the allowance for loan losses, as well as inherent risks in estimating the allowance.

Refer to Note12 to the consolidated financial statements for further discussion of the assumptions and methods used in determining the carrying values for other real estate,  estimated disposal costs and quick sale concessions.

Refer to Note 17 to the consolidated financial statements for further discussion of the assumptions and methods used in determining the valuation of the deferred tax asset, as well as inherent risks in estimating the valuation account.

RESULTS OF OPERATIONS

Habersham Bancorp experienced a net loss of $26.1 million for the year ended December 31, 2009, or diluted loss of $9.34 per share, representing a decrease of 75.96% from 2008.   Habersham Bancorp experienced a net loss of $14.8 million for the year ended December 31, 2008, or diluted loss of $5.27 per share, representing a decrease of 605.19% from 2007.  For the year ended December 31, 2007, net earnings were $2.9 million, with related diluted earnings per common and common equivalent share of $1.00.

For the year ended December 31, 2009, the net loss represented a loss on average equity of 72.87%.  For the year ended December 31, 2008, the net loss represented a loss on average equity of 31.21%.  For the year ended December 31, 2007, net earnings represented a return on average equity of 5.23%.

The increase in net loss for the year ended December 31, 2009, when compared to the year ended December 31, 2008, was primarily due to an income tax expense related to the establishment of a deferred tax asset valuation allowance totaling approximately $12.7 million and a decrease in net interest income of approximately $3.2 million offset by a decrease in provision for loan losses expense and in other noninterest expenses of approximately $2.5 million and $927,000, respectively.  The provision for loan losses  decreased as a result of adjustments to the allowance for loan loss calculation.  The decrease in interest income includes the loss of interest income of approximately $3.7 million on nonaccrual loans during 2009, a decrease in loan balances of approximately $45.8 million and a smaller net interest margin.

The decrease in net earnings for the year ended December 31, 2008, when compared to the year ended December 31, 2007, was primarily due to a decrease in net interest income of approximately $7.7 million or 39.5% and in increases in noninterest expense of approximately $4.0 million or 21.20% and in the provision for loan losses of $15.3 million or 2272.6% when compared to 2007. The provision for loan loss was increased in order to maintain an adequate allowance for loan losses.  The decrease in interest income includes the loss of interest income of approximately $2.4 million on nonaccrual loans during 2008.  The increase in noninterest expense is primarily attributable to a $3.5 million goodwill impairment expense.  Additional factors include:  increases in other real estate expenses, occupancy expense, telephone and leased equipment expense totaling approximately $1.2 million, $251,000, $40,000 and $47,000, respectively, when compared to 2007 expenses.

NET INTEREST INCOME

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.
	2009	2008	2007
Net interest income	$8.6 million	$11.8 million	$19.5 million

Net interest income for 2009 decreased approximately $3.2 million or 26.79% when compared to 2008 and decreased approximately $7.7 million or 39.3% when compared to 2007.   Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings for 2009, 2008 and 2007.

	2009	2008	2007
Interest yields earned:	Yields	Yields	Yields
Loans	5.25%	6.32%	8.91%
Investment securities	4.76%	5.16%	5.32%
Federal funds sold	.25%	2.29%	4.93%
Loans held for sale	4.11%	5.68%	5.58%

Interest rates paid:	Rates	Rates	Rates
Deposits	2.69%	3.39%	4.15%
Borrowings	3.51%	3.91%	5.00%

Yields and rates reflect adjustments in pricing as the Federal Reserve moves the prime interest rate.

During 2009, average balances in interest earning assets decreased approximately $28.9 million or 6.55% when compared to 2008.  During the same period, average balances in interest bearing liabilities increased approximately $10.3 million or 2.51%, when compared to 2008.  During 2008, average balances in interest earning assets decreased approximately $14.1 million or 3.08%, when compared to 2007.  During the same time period, average balances in interest bearing liabilities increased approximately $16.9 million or 4.29%.

During 2009, interest income decreased approximately $5.7 million when compared to 2008.  Decreases in loan interest income, in investment security income and in federal funds sold income were approximately $5.2 million, $434,000, and $68,000, respectively.  Loss of interest income on nonaccrual loans totaled approximately $3.7 million during 2009.  Loan yields decreased by 107 basis points when comparing yields for 2009 to yields for 2008, as variable rate loans repriced in response to the decreasing prime rate.

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

Interest expense for 2009 decreased approximately $2.6 million, or 18.05%, when compared to 2008.   Interest expense for deposits and borrowings decreased approximately $1.8 million and $788,000, respectively.   Average interest rate paid on deposit balances was 2.69% for 2009 compared to 3.40% for 2008.  Increases in average certificate of deposit balances totaling approximately $42.0 million were offset by decreases in average savings, money market and NOW accounts of approximately $16.5 million, as depositors moved into higher yielding accounts.   Average borrowing balances for 2009 decreased approximately $15.2 million when compared to 2008, primarily in securities sold under repurchase agreements.

Interest expense for 2008 decreased approximately $2.5 million, or 15.06%, when compared to 2007.  Interest expense for deposits and borrowings decreased approximately $2.3 million and $202,000, respectively.   Average interest rate paid on deposit balances was 3.40% for 2008 compared to 4.15% for 2007.  Increases in average certificate of deposit balances totaling approximately $16.9 million were offset by decreases in average savings, money market and NOW accounts of approximately $10.0 million, as depositors moved into higher yielding accounts.   Average borrowing balances for 2008 increased approximately $10.0 million when compared to 2007, primarily in securities sold under repurchase agreements.

The tax equivalent net interest margin was 2.16% in 2009, 2.79% in 2008 and 4.41% in 2007.  The net interest margin decreased due to decreases in loan yields and the loss of interest on nonaccrual loans.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

Average balances in the total loan portfolio decreased approximately $30.4 million, or 9.0% at December 31, 2009 from 2008 average balances.  Decreases in the average balances in real estate construction and land development loans, commercial real estate loans, commercial loans, consumer loans and 1-4 family residential loans totaled approximately $45.8 million, $5.1 million, $2.5 million, $2.2 million and $1.1 million, respectively, and were offset by an increase in the nonaccrual loan portfolio of approximately $26.6 million. The decrease in the real estate construction and land development portfolios is net of approximately $22.3 million of foreclosures of loans as result of the decline in the real estate market for both construction lending and acquisition and development of residential properties.

Average balances in the total loan portfolio decreased approximately $16.2 million, or 4.59% at December 31, 2008 from 2007 average balances.  The total loan portfolio decreased approximately $27.6 million during 2008.  Decreases in the real estate construction and land development portfolios, commercial loans, commercial real estate portfolios and consumer lending totaling approximately $27.8 million, $3.7 million, $1.3 million and $581,000, respectively, were offset by an increase in the residential mortgage portfolio of approximately $5.6 million. The decrease in the real estate construction and land development portfolios is net of approximately $17.8 million of foreclosures of loans as result of the decline in the real estate market for both construction lending and acquisition and development of residential properties.

Average balances of investment securities decreased approximately $4.8 million, or 4.87%, from year-end 2008 to 2009.  Purchases of investment securities totaled approximately $33.5 million during 2009, offset by sales and calls and maturities of investment securities of approximately $42.9 million and $14.2 million, respectively.   Purchases of U.S. government-sponsored enterprises and mortgage back securities totaled approximately $8.8 million and $24.7 million, respectively.

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

Average balances in the total interest bearing deposit portfolio increased approximately $25.5 million, or 7.33% during 2009.  Increases in average account balances in time deposits of approximately $42.0 million were offset by decreases in average account balances in savings and money market and in interest bearing demand accounts totaling approximately $5.3 million and $11.2 million, respectively.   Deposit balances moved from lower interest rates in money market and savings accounts to higher yields in time deposit accounts.

Average balances in the total deposit portfolio increased approximately $3.2 million, or .84% during 2008.  Average account balances in time deposits increased approximately $17.0 million.  Decreases in average account balances in noninterest bearing accounts, savings and interest bearing demand deposits totaled approximately $3.8 million, $8.6 million and $1.4 million, respectively.   Deposit balances moved from lower interest rates in money market and savings accounts to higher yields in time deposit accounts.

The following table sets forth the consolidated average balance sheets for the Company, average rates earned on interest-earning assets, average rates paid on interest-bearing liabilities, interest income and interest expense for each category of interest-earning assets and interest-bearing liabilities, and net interest margin.  Yields on non-taxable instruments are reported on a tax-equivalent basis.  This information is presented for the years ended December 31, 2009, 2008 and 2007.

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID

	2009			2008
	Average Balance	Income/ (Expense)	Average Yield/ Cost	Average Balance	Income/ (Expense)	Average Yield/ Cost
Interest-earning assets:
Loans, net (1)	$307,599,869	$16,157,230	5.25%	$338,026,055	$21,360,453	6.32%
Investment securities (2):
Taxable	80,505,800	3,635,974	4.52%	76,663,491	3,716,692	4.85%
Tax exempt	13,504,275	553,212	6.21%	22,154,481	906,024	6.24%
Federal funds sold	11,144,976	27,726	.25%	4,165,253	95,542	4.93%
Loans held for sale	295,403	12,129	4.11%	983,884	55,871	5.58%
Total interest-earning assets	413,050,323	20,386,271	5.00%	441,993,164	26,134,582	6.02%
Noninterest-earning assets	85,525,135			62,205,657
Total assets	$498,575,458			$504,198,821
Interest-bearing liabilities:
Money market and NOW	$78,685,428	(426,357)	.54%	$83,975,857	(924,060)	1.10%
Savings accounts	40,523,758	(562,857)	1.39%	51,737,301	(1,257,566)	2.43%
Certificates of deposit	253,864,495	(9,040,085)	3.56%	211,884,695	(9,647,552)	4.55%
Total deposits	373,073,681	(10,029,299)	2.69%	347,597,853	(11,829,178)	3.40%
Short-term and other borrowings	49,020,041	(1,718,676)	3.51%	64,172,407	(2,506,636)	3.91%
Total interest-bearing liabilities	422,093,722	(11,747,975)	2.78%	411,770,260	(14,335,814)	3.48%
Noninterest- bearing deposits	37,414,436			38,732,731
Other noninterest-bearing liabilities	3,209,777			6,112,510
Total liabilities	462,717,935			456,615,501
Stockholders’ equity	35,857,523			47,583,320
Total liabilities and stockholders’ equity	$498,575,458			$504,198,821
Net interest income		$8,638,296			$11,798,768
Net interest margin			2.16%			2.79%
Interest rate spread			2.22%			2.54%

CONSOLIDATED AVERAGE BALANCES, INTEREST INCOME AND EXPENSE, AND AVERAGE YIELDS EARNED AND RATES PAID, continued

	2007
	Average Balance	Income/ (Expense)	Average Yield/ Cost
Interest-earning assets:
Loans, net (1)	$354,273,983	$31,578,826	8.91%
Investment securities (2):
Taxable	67,679,357	3,322,931	4.91%
Tax exempt	26,944,544	1,110,046	6.24%
Federal funds sold	5,515,521	271,871	4.93%
Loans held for sale	1,647,006	91,864	5.58%
Total interest-earning assets	456,060,411	36,375,538	8.10%
Noninterest-earning assets	43,047,263
Total assets	$499,107,674
Interest-bearing liabilities:
Money market and NOW	$85,395,092	(1,636,616)	1.92%
Savings accounts	60,330,900	(2,512,417)	4.16%
Certificates of deposit	194,897,350	(10,020,238)	5.14%
Total deposits	340,623,342	(14,169,271)	4.15%
Short-term and other borrowings	54,190,150	(2,708,986)	5.00%
Total interest-bearing liabilities	394,813,492	(16,878,257)	4.27%
Noninterest- bearing deposits	42,484,417
Other noninterest-bearing liabilities	5,686,245
Total liabilities	442,984,154
Stockholders’ equity	56,123,520
Total liabilities and stockholders’ equity	$499,107,674
Net interest income		$19,497,281
Net interest margin			4.41%
Interest rate spread			3.83%

(1)
Interest earnings on nonaccrual loans are included in the foregoing analysis to the extent that such interest earnings had been recorded during 2009, 2008 and 2007.  Income includes loan fees of $1,018,055, $1,208,229 and $1,459,325 for 2009, 2008 and 2007, respectively.

(2)
Average yields for available for sale securities are computed using the historical cost balances.  Such yields do not give effect to changes in fair value that are reflected as a component of stockholders’ equity.

The following table sets forth a summary of the changes in interest income and interest expense resulting from changes in volume and rates for the periods indicated:

		2009 vs. 2008			2008 vs. 2007
		Increase (Decrease)			Increase (Decrease)
		Due to			Due to
	Average	Average		Average	Average
	Volume (1)	Rate (1)	Net	Volume (1)	Rate (1)	Net
Interest Income:
Loans	$(1,922,683)	$(3,216,010)	$(5,138,693)	$(1,448,287)	$(8,770,086)	$(10,218,373)
Investment securities:
Taxable	186,277	(266,995)	(80,718)	441,104	(47,343)	393,761
Tax exempt	(502,923)	150,111	(352,812)	(298,900)	94,878	(204,022)
Federal funds sold	160,100	(227,916)	(67,816)	(66,557)	(109,772)	(176,329)
Loans held for sale	(39,096)	(4,646)	(43,742)	(36,987)	994	(35,993)
Total interest-earning assets	$(2,118,325)	$(3,565,456)	$(5,683,781)	$(1,409,627)	$(8,831,329)	$(10,240,956)

Interest Expense:
Money market and NOW	$(58,215)	$(439,488)	$(497,703)	$(27,200)	$(685,356)	$(712,556)
Savings accounts	(272,565)	(422,144)	(694,709)	(357,871)	(896,980)	(1,254,851)
Certificates of deposit	1,911,428	(2,518,895)	(607,467)	873,369	(1,246,055)	(372,686)
Short-term and other borrowings	(591,866)	(196,094)	(787,960)	499,016	(701,367)	(202,350)
Total interest-bearing liabilities	$988,782	$(3,576,621)	$(2,587,839)	$987,315	$(3,529,757)	$(2,542,443)

Change in net interest income	$(3,107,107)	$11,165	$(3,095,942)	$(2,396,941)	$(5,301,572)	$(7,698,513)

(1)	The changes in interest income and/or expense not due solely to rate or volume have been allocated to the rate component.

NONINTEREST INCOME AND NONINTEREST EXPENSE

In 2009, noninterest income increased approximately $29,000 or .70% when compared to 2008.

	2009	2008	Increase/ (Decrease)

Mortgage origination income	$123,503	402,275	(278,772)
Service charges on deposit accounts	1,067,407	1,081,228	(13,821)
Other service charges and commissions	256,941	264,526	(7,585)
Securities gains (losses), net	513,468	362,769	150,699
Gain on sale of subsidiary – Advantage Insurers, Inc.	297,476	-	297,476
Gain on sale and impairment of other investments, net	19,998	-	19,998
Income from life insurance	346,326	397,477	(51,151)
Trust service fees	444,435	481,730	(37,295)
Other income	1,083,685	1,134,373	(50,688)
	$4,153,239	4,124,378	28,861

Noninterest income increased primarily due to increases occurring in a gain from the sale of an insurance subsidiary (Advantage Insurers, Inc.), net security gains and a gain on the sale and impairment of other investments totaling approximately $297,000, $151,000 and $20,000, respectively, offset by decreases in mortgage origination income and in service charges on deposit accounts of approximately $279,000 and $21,000, respectively. The security gains were a result of sales and calls of investment securities as the securities market reacted to the lower interest rate environment. Mortgage origination activity was down in 2009 as a result of the decline in the 1-4 family residential market, which reduced income for 2009 when compared to 2008.

In 2008, noninterest income increased approximately $353,000, or 9.37% when compared to 2007.

	2008	2007	Increase/ (Decrease)
Mortgage origination income	$402,275	774,490	(372,215)
Service charges on deposit accounts	1,081,228	988,256	92,972
Other service charges and commissions	264,526	254,240	10,286
Securities gains (losses), net	362,769	4,900	357,869
Gain (loss) on sale of premises and equipment	-	-	-
Income from life insurance	397,477	190,084	207,393
Trust service fees	481,730	410,069	71,661
Other income	1,134,373	1,148,957	(14,584)
	$4,124,378	3,770,996	353,382

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

In 2009, noninterest expense decreased approximately $927,000 or 4.10% when compared to 2008.

	2009	2008	Increase/ (Decrease)

Salaries and employee benefits	$7,347,450	9,473,561	(2,126,111)
Goodwill impairment	-	3,549,780	(3,549,780)
Occupancy expenses	2,784,629	2,652,590	132,039
Losses on sales, write-downs and other expenses on other real estate	4,562,957	1,363,928	3,199,029
Computer services	686,788	608,457	78,331
Loss on disposal of premises and equipment, net	244,930	7,576	237,354
Telephone	498,735	493,476	5,259
Leased equipment expense	481,014	470,217	10,797
Other expense	5,056,555	3,970,687	1,085,868
	$21,663,058	22,590,272	(927,214)

Exclusive of the goodwill impairment charge of $3.5 million taken in 2008, noninterest expense increased approximately $1 million for the period ending December 31, 2009.  Other real estate expense (legal fees, write downs and losses on sales of ORE) increased due to the increasing number of properties held in other real estate.   Additional expenses in occupancy, loss on disposal of premises, telephone and leased equipment resulted from the closing of one branch office (Eastanollee) and the sale of another branch office (Hickory Flat).  Increases occurring in other expense include FDIC insurance, legal and professional expenses and insurance (bond and property).  These increases were offset by a reduction in salaries and employee benefits resulting from the elimination of any bonus or incentive programs, the reduction of personnel, the elimination of overtime and the reduction in office hours.

In 2008, noninterest expense increased approximately $4.0 million or 21.24% when compared to 2007.

	2008	2007	Increase/ (Decrease)
Salaries and employee benefits	$9,473,561	10,544,056	(1,070,495)
Goodwill impairment	3,549,780	-	3,549,780
Occupancy expenses	2,652,590	2,401,145	251,445
Losses on sales, write-downs and other expenses on other real estate	1,363,928	177,733	1,186,195
Computer services	608,457	632,601	(24,144)
Loss on disposal of premises and equipment, net	7,576	(7,545)	15,121
Telephone	493,476	453,464	40,012
Leased equipment expense	470,217	422,836	47,381
Other expense	3,970,687	4,008,985	(38,298)
	$22,590,272	18,633,275	3,956,997

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

INCOME TAX EXPENSE

Income tax expense for the period ended December 31, 2009 was approximately $3.8 million and income tax benefit for the period ended December 31, 2008 was approximately $7.8 million, and income tax expense for the period ended December 31, 2007 was approximately $1.0 million.  The effective tax rate is not meaningful for the year ended December 31, 2009 due to the valuation allowance recorded on the Company’s deferred tax assets.   The effective tax rate for the periods ended December 31, 2008 and 2007 were (34.5%) and 25.77%, respectively.  Tax-exempt income on municipal bonds and loans for the periods ended December 31, 2009, 2008 and 2007 was 4.50%, 3.99% and 28.03% of pre-tax income, respectively.  Income tax for the years ended December 31, 2009, 2008 and 2007 is more fully explained in Note 17 to the consolidated financial statements.

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

The allowance for loan losses allocation is based on subjective judgment and estimates and, therefore, is not necessarily indicative of the specific amounts or loan categories in which charge-offs may ultimately occur. The allocation of the allowance for loan losses by loan category at December 31, 2009, 2008, 2007, 2006 and 2005 is as follows:

	2009		2008		2007		2006		2005
	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans	Amount	Percent of Loans to Total Loans
Commercial, financial and agricultural	$460,174	4.96%	$670,653	5.21%	$65,151	5.80%	$217,535	4.60%	$69,844	5.20%
Real estate	11,357,876	90.61%	10,933,344	90.13%	1,734,310	89.70%	2,090,590	90.60%	2,714,789	90.50%
Installment loans to individuals	285,367	4.43%	461,556	4.66%	322,676	4.50%	299,478	4.80%	981,002	4.30%
Unallocated	2,653	-	102,092	-	14,711	-	837,186	-	178,890	-
Total	$12,106,070	100.00%	$12,167,645	100.00%	$2,136,848	100.00%	$3,444,789	100.00%	$3,944,525	100.00%

The Company’s provision for loan losses is intended to create an adequate allowance for losses in the loan portfolio at the end of each reporting period.

The following table summarizes, for each of the years in the five year period ended December 31, 2009, selected information related to the allowance for loan losses.

	2009	2008	2007	2006	2005

Balance of allowance for loan losses at beginning of period	$12,167,645	$2,136,848	$3,444,789	$3,944,525	$3,634,643
Acquired bank allowance	-	-	-	-	215,079
Charge-offs:
Commercial, financial and agricultural	(1,100,033)	(240,429)	(89,474)	(254,672)	(44,799)
Real estate	(12,090,669)	(5,406,563)	(1,744,773)	(180,191)	(113,310)
Installment loans to individuals	(692,756)	(392,107)	(262,191)	(251,983)	(273,935)
Other	(6,350)	(6,014)	(19,563)	(15,780)	(12,307)
Total charge-offs	(13,889,808)	(6,045,113)	(2,116,001)	(702,626)	(444,351)
Recoveries:
Commercial, financial and agricultural	5,048	5,351	2,663	34,030	29,952
Real estate	229,971	1,048	50,085	18,595	45,409
Installment loans to individuals	117,214	48,509	76,975	146,841	131,120
Other	-	140	3,112	3,424	2,673
Total recoveries	352,233	55,048	132,835	202,890	209,154
Net charge-offs	(13,537,575)	(5,990,065)	(1,983,166)	(499,736)	(235,197)
Provision for loan losses	13,476,000	16,020,862	675,225	-	330,000
Balance of allowance for loan losses at end of period	$12,106,070	$12,167,645	$2,136,848	$3,444,789	$3,944,525
Average amount of loans	$307,599,869	$338,026,055	$354,273,983	$331,363,746	$297,566,778
Ratio of net charge-offs during the period to average loans outstanding during the period	4.40%	1.77%	0.56%	0.15%	0.08%

Ratio of allowance to total year-end loans	4.37%	3.77%	0.61%	0.99%	1.23%

The number and the average balance of charge-offs during 2009, 2008 and 2007 by category follow:

		2009		2008		2007
		Average		Average		Average
Category	Number	Charge-off	Number	Charge-off	Number	Charge-off

Real estate	77	157,022	28	193,092	25	69,791
Consumer	101	6,922	78	5,104	82	3,436
Commercial	25	44,001	9	26,714	5	17,895

The risk associated with loans varies with the creditworthiness of the borrower, the type of loan (consumer, commercial or real estate) and its maturity.  Cash flow adequate to support a repayment schedule is an element considered for all types of loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are impacted by the management of the business as well as economic conditions also.

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

LOANS
The total loan portfolio for 2009 decreased approximately $45.8 million when compared to 2008. During 2009, decreases occurred in the real estate secured lending, commercial lending and consumer lending portfolios totaling approximately $40 million, $3.1 million and $2.8, respectively. The average yields on the total loan portfolio for 2009 and 2008 were 5.25% and 6.32%, respectively.

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

	2009	2008	2007	2006	2005
Commercial, financial and agricultural	$13,763,667	$16,808,412	$20,496,648	$15,833,001	$16,465,079
Real estate- construction	107,717,807	148,110,567	175,904,135	152,752,981	120,872,011
Real estate - mortgage	143,274,966	142,827,328	138,373,167	161,188,518	169,645,585
Installment loans	12,246,338	15,049,635	15,630,412	16,502,794	13,751,608
Total	$277,002,778	$322,795,942	$350,404,362	$346,277,294	$320,734,283

The following table sets forth the maturities and sensitivities to changes in interest rates of loans at December 31, 2009.

		DUE AFTER ONE
	DUE IN	THROUGH	DUE AFTER
	ONE YEAR	FIVE YEARS	FIVE YEARS	TOTAL
LOAN MATURITY:
Commercial, financial and agricultural	$11,885,482	1,832,940	45,245	13,763,667
Real estate - construction	106,981,082	736,725	-	107,717,807
Real estate	119,028,542	23,912,006	342,211	143,282,759
Installment loan to individuals	7,033,117	5,146,492	66,729	12,246,338
TOTAL	$244,928,223	31,628,163	454,185	277,010,571
LOAN INTEREST RATE SENSITIVITY:
Loans with:
Predetermined interest rates	$39,976,779	31,628,163	454,185	72,059,127
Floating or adjustable interest rates	204,951,444	-	-	204,951,444
TOTAL	$244,928,223	31,628,163	454,185	277,010,571

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

NONPERFORMING ASSETS	2009	2008	2007	2006	2005
Accruing loans 90 days past due	$-	$802,267	$41,594	$37,585	$799,128
Nonaccrual loans	71,812,703	56,055,277	18,326,924	502,233	363,003
Restructured loans	728,345	-	-	52,560	130,613
Other real estate owned	37,833,328	27,336,874	11,498,271	537,975	2,773,662
Total nonperforming assets	$110,374,376	$84,194,418	$29,866,789	$1,130,353	$4,066,406
RATIOS
Nonperforming loans (excluding restructured loans) to net loans	27.11%	18.31%	5.27%	.16%	.36%
Nonperforming assets to net loans plus other real estate owned	36.46%	24.91%	8.30%	.33%	1.27%
Allowance to nonperforming loans	16.86%	21.40%	11.63%	581.52%	305.13%

Nonperforming assets increased approximately $26.2 million or 31.11% from December 31, 2008 to December 31, 2009.  Increases occurred as the decline in the 1-4 family real estate market in both construction lending and new mortgages continued during 2008.  The result of this activity is reflected in the increases in nonaccrual loans, other real estate and restructured loans totaling approximately $15.8 million, $10.5 million and $728,000, respectively, offset by decreases in accruing loans 90 days past due of approximately $802,000.  The effects of the real estate market decline are visible in the loan portfolio as loans move from 90 days past due, to nonaccrual status, to foreclosure and finally to other real estate.   See the discussion that follows within this section for a description of the assets that comprised this increase.

Loans classified as  90 days past due decreased $802,000 from December 31, 2008 to December 31, 2009. The increase is the net result of the following changes:

	December 31,
	2009	2008

Balance at beginning of period	$802,267	$41,594
New loans classified to 90 days past due status	2,036,381	1,530,199
Reclassified to nonaccrual status	(1,357,157)	-
Payments received	(704,751)	(742,346)
Forebearance & modification agreements	(771,865)	-
Charged-off	(4,875)	(27,180)
Balance at December 31, 2009	$-	$802,267

The following summarizes accruing loans 90 days past due by type at December 31, 2009 and 2008:

	December 31,
	2009	2008

Real estate secured construction loans	$-	$25,526
Residential loans	-	771,866
Real estate – commercial property	-	-
Commercial loans	-	-
Home lines	-	-
Consumer loans	-	4,875
Total accruing loans 90 days past due	$-	$802,267

Impaired loans include loans on nonaccrual status.  Loans classified as nonaccrual increased $15.8 million or 28.11% from December 31, 2008 to December 31, 2009.

The following summarizes nonaccrual loans at December 31, 2009 and December 31, 2008:

	Number	2009	Number	2008
Real Estate – construction & development loans	50	$59,863,354	50	$52,442,846
Real Estate – residential loans	23	4,966,478	11	313,004
Real Estate – commercial	8	6,548,962	4	2,689,491
Commercial loans	3	216,829	4	459,389
Consumer loans	11	217,080	23	150,547
Total nonaccrual loans	95	$71,812,703	92	$56,055,277

The increase from 2008 to 2009 is the net result of the following changes:

Balance at December 31, 2008	$56,055,277
Loans reclassified to nonaccrual status in 2009	59,277,061
Advances	609,500
Payments received on nonaccrual loans during 2009	(12,380,151)
Nonaccrual loans charged-off during 2009	(11,438,328)
Nonaccrual loans reclassified to other real estate	(19,419,704)
Nonaccrual loans reclassified to repossessions	(118,500)
Nonaccrual loans reclassified to accrual status in 2009	(772,452)
Balance at December 31, 2009	$71,812,703

Additions in 2009 to loans on nonaccrual status consisted of the following:

Real Estate – construction & development loans	$42,612,759
Real Estate – residential loans	6,594,842
Real Estate – commercial	8,819,236
Commercial loans	729,700
Consumer loans	520,524
Total	$59,277,061

Accrual of interest is discontinued when either principal or interest becomes 90 days past due unless the loan is both well secured and in the process of collection, or in management’s opinion, when reasonable doubt exists as to the full collection of interest or principal.  Interest income that would have been recorded on these nonaccrual loans in accordance with their original terms totaled $4.4 million, $2.8 million and $1.2 million in 2009, 2008 and 2007, respectively, compared with interest income recognized of $735,409, $349,197 and $592,664, respectively.

Other real estate at December 31, 2009 increased approximately $10.5 million or 38.40% when compared to December 31, 2008.  The following summarizes other real estate at December 31, 2009 and 2008:

	2009		2008
	Number of Properties	Carrying Amount	Number of Properties	Carrying Amount
Residential properties – spec houses	33	$12,412,239	41	$15,714,994
Commercial properties	13	5,116,878	2	673,250
Vacant lots	223	19,461,935	207	10,785,430
Lot with mobile home	1	51,590	-	-
Residential construction properties	2	790,686	1	163,200
	272	$37,833,328	251	$27,336,874

The following is a summary of the changes in other real estate for the year ended December 31, 2009 and 2008:

	2009		2008
	Number of Properties	Carrying Amount	Number of Properties	Carrying Amount
Balance at the beginning of the year	251	$27,336,874	64	$11,498,271
Foreclosed properties	56	22,282,074	201	17,852,732
Capitalized completion costs	-	755,597	-	1,759,558
Sales of properties	(35)	(10,829,862)	(14)	(3,322,071)
Write-downs	-	(1,711,355)	-	(451,616)
Balance at the end of the year	272	$37,833,328	251	$27,336,874

The Company’s other real estate increase was primarily due to foreclosures in acquisition and development of residential properties and construction lending portfolios as a result of the decline in the real estate market during 2008 and 2009.  The foreclosed properties are primarily located in the Metro Atlanta area and surrounding counties and have appraised values totaling approximately $47.8 million.  Construction efforts are underway to complete houses which were in various stages of construction at foreclosure date.  During 2009, eleven 1-4 family residential houses totaling approximately $4.5 million were under construction with appraised values of approximately $6.1 million when completed.   In addition, construction efforts are underway to complete a multi-family townhouse development totaling approximately $2.9 million with an appraised value of $3.9 million upon completion.  At December 31, 2009, the Company estimates the cost to complete construction properties in other real estate to be approximately $513,000.

Our other real estate owned (“OREO”) policies and procedures provide that a foreclosure appraisal be obtained.  Our policies require that a certified appraiser conduct the appraisal for foreclosed property to obtain a fair market value and a disposition (quick sale) value.  To qualify and be approved as an appraiser for Habersham Bank, appraisers must have met the Appraisal Qualifications Board requirements and have not had any disciplinary actions.  Additionally, an appraiser must submit to us their resume, license, area of coverage, and samples of their work for review before being approved for appraisal work.  At foreclosure, the lesser of the loan balance or the quick sale value is transferred to OREO with any remaining loan balance submitted for charge off.  Upon transfer into OREO, the property is listed with a realtor to begin sales efforts.

At December 31, 2009, management was not aware of any loans classified for regulatory purposes as loss, doubtful, substandard or special mention that have not been disclosed which, 1) represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources, or 2) represent material credits about which management is aware of any information which causes management to have serious doubts as to the ability of such borrowers to comply with the loan repayment terms.

Loan concentrations are monitored based upon purpose codes as defined by Federal Banking Regulations and by North American Industry Classification System (NAICS) industry codes.  Habersham Bank held concentrations of loans based on purpose codes to customers, which totaled 100% or more of Tier 1 Capital at December 31, 2009 with comparative values disclosed for 2008 and 2007 as follows:

	2009	2008	2007

Real estate lessors (amortized non-owner occupied)	$65,004,166	69,291,195	73,456,063
Land and subdivision development	52,061,855	77,725,875	100,880,811
Raw land	27,883,898	24,860,071	27,214,139
Non-residential building construction (non-owner occupied)	22,964,330	11,807,466	12,441,853

	$167,914,249	183,684,607	213,992,866

INVESTMENT SECURITIES

The Company has classified its investment securities as available for sale and held to maturity.  The classification of certain investment securities as available for sale is consistent with the Company’s investment philosophy of maintaining flexibility to manage the securities portfolio.  At December 31, 2009 approximately $74.4 million of investment securities were classified as available for sale and approximately $900,000 of investment securities were classified as held to maturity.  Approximately $625,000 of net unrealized gain, net of income taxes, was included in stockholders’ equity related to available for sale investment securities.

The following table sets forth the carrying amounts of investment securities at December 31, 2009, 2008 and 2007.

	2009	2008	2007
Investment securities available for sale:
U.S. government-sponsored enterprises	$16,080,106	$27,132,796	$33,567,386
Mortgage-backed securities	49,510,051	56,412,151	29,927,360
State and political subdivisions	8,680,896	13,547,583	26,213,358
Other investments	185,920	185,361	181,998
Total	$74,456,973	$97,277,891	$89,890,102

Investment securities held to maturity:
Mortgage-backed securities	$17,461	$26,835	$43,179
State and political subdivisions	863,955	998,600	2,646,019
Total	$881,416	$1,025,435	$2,689,198

The following table sets forth the maturities of debt investment securities at carrying value at December 31, 2009 and the related weighted tax equivalent yields.

	ONE YEAR	1-5	5-10	AFTER 10
	OR LESS	YEARS	YEARS	YEARS
Investment securities available for sale:
U.S. government-sponsored enterprises	$-	$51,857	$1,106,201	$14,922,048
Mortgage-backed securities	$132,323	$623,286	$4,016,043	$44,738,399
State and political subdivisions	$-	$1,035,508	$1,252,513	$6,392,875
Weighted average yields:
U.S. government-sponsored enterprises	-	1.38%	3.59%	4.77%
Mortgage-backed securities	2.91%	3.76%	4.32%	4.59%
State and political subdivisions	-	3.41%	4.00%	4.18%

Investment securities held to maturity:
Mortgage-backed securities	$-	$8,795	$4,686	$3,980
State and political subdivisions	$345,000	$399,784	$119,171	$-

Weighted average yields:
Mortgage-backed securities	-	8.05%	10.51%	3.48%
State and political subdivisions	4.44%	4.58%	5.80%	-

No securities were held which represent a combined total for one issuer which is in excess of 10% of the Company’s stockholders’ equity at December 31, 2009.

DERIVATIVE INSTRUMENTS

During 2004, Habersham Bank entered into two interest rate swap agreements with Compass Bank to partially offset the interest rate risk associated with variable rate Federal Home Loan Bank (“FHLB”) borrowings.   One swap matured on May 21, 2009 and the other swap matured on August 26, 2009.

At December 31, 2008, the swaps were being accounted for as cash flow hedges and the fair values are included in other comprehensive income, net of taxes.  At December 31, 2008, Habersham Bank recorded a liability for approximately $95,000 to reflect the fair value of the swaps.  No hedge ineffectiveness from these cash flow hedges was recognized in the consolidated statement of operations.

Refer to Note 16 of the consolidated financial statements for a more complete description of the use of derivatives and hedging activities.

DEPOSITS

Deposits deceased approximately $2.7 million from December 31, 2008 to December 31, 2009.   Decreases in time deposits less than $100,000 and savings account balances totaling approximately $19.7 million and $4.9 million, respectively, were offset by increases in interest bearing deposits (NOW and money market), noninterest bearing deposits and in time deposits greater that $100,000 of approximately $14 million, $5.9 million and $1.9 million, respectively.    The average rates paid on interest bearing deposits for 2009 and 2008 were 2.69% and 3.40%, respectively.  The deposit portfolio increased approximately $2.6 million from December 31, 2007 to December 31, 2008.   Increases in brokered time deposits and other time deposits less than $100,000 totaled approximately $17.1 million and $34.7 million, respectively, and were offset by decreases in interest bearing deposits (NOW, money market and savings), time deposits greater than $100,000 and noninterest bearing deposits of approximately $35.5 million, $13.7 million and $77,000, respectively.  The average rates paid on interest bearing deposits for 2008 and 2007 were 3.40% and 4.15%, respectively.

At December 31, 2009 and 2008, the Bank held approximately $10 million and $30.1 million, respectively in certificates of deposit obtained through the efforts of third party brokers. The daily average balance of such deposits totaled approximately $22.5 million and $21.2 million in 2009 and 2008, respectively.  The weighted average rate during 2009 was 4.76% while the weighted average rate at December 31, 2008 was 3.98%.   The deposits at December 31, 2009 have maturity dates ranging from January 2010 to August 2010.

At December 31, 2008 and 2007, the Bank held approximately $30.1 million and $13.0 million, respectively in certificates of deposit obtained through the efforts of third party brokers. The daily average balance of such deposits totaled approximately $21.2 million and $5.9 million in 2008 and 2007, respectively.  The weighted average rate during 2008 was 2.97% while the weighted average rate at December 31, 2008 was 3.98%.  The weighted average rate during 2007 was 4.64% while the weighted average rate at December 31, 2007 was 4.87%.  The deposits at December 31, 2008 have maturity dates ranging from April 2009 to August 2010.

Average deposits increased approximately $24.2 million, or 6.25% during 2009 and $3.2 million, or.84%, during 2008.  The following table sets forth the average amount of interest bearing deposits and average rate paid on such deposits for the years ended December 31, 2009, 2008 and 2007.

	2009		2008		2007
	Avg. Amt Outstanding	Rate	Avg. Amt Outstanding	Rate	Avg. Amt Outstanding	Rate
Interest-bearing demand deposits	$78,685,428	.54%	$83,975,857	1.10%	$85,395,092	1.92%
Saving deposits	40,523,758	1.39%	51,737,301	2.43%	60,330,900	4.16%
Noninterest-bearing demand deposits	37,414,436	n/a	38,732,731	n/a	42,484,417	n/a
Time deposits	253,864,495	3.56%	211,884,695	4.55%	194,897,350	5.14%
Total average deposits	$410,488,117		$386,330,584		$383,107,759

At December 31, 2009 and 2008, time certificates of deposit of $100,000 or more, totaled $104,309,397 and $102,390,560, respectively.  The maturities of all time certificates of deposit over $100,000 at December 31, 2009, were as follows:

3 months or less	$21,238,494
Over 3 but less than 6 months	20,356,453
Over 6 but not more than 12 months	46,252,860
Over 1 year but not more than 5 years	16,461,590
Total	$104,309,397

BORROWINGS
Total borrowings decreased approximately $10.3 million, or 18.66%, from December 31, 2008 to December 31, 2009.   This decrease was a result of a decline of approximately $5.1 million in securities sold under repurchase agreements and the repayment of a longer term repurchase agreement advance of $5 million.

The composition of FHLB advances is more fully explained in Note 15 to the consolidated financial statements.

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

As of December 31, 2009, the most recent notifications from both the FDIC and the Federal Reserve Bank of Atlanta categorized the Bank as undercapitalized under the regulatory framework for prompt corrective action.  Management believes that the classifications have subsequently changed to significantly undercapitalized as of December 31, 2009 due to adjustments to the regulatory capital ratios made subsequent to submission of the preliminary capital ratios. To be categorized as adequately capitalized, the Bank must maintain minimum total risk-based, Tier I risk-based and Tier I leverage ratios as set forth in the following table. Efforts are underway to improve the Bank’s capital ratios and regain the adequate capitalized category.

The Company’s and the Bank’s actual capital amounts and ratios as of December 31, 2009 and 2008 follow (in thousands):

	Actual		For Capital Adequacy Purposes		To Be Well Capitalized Under Prompt Corrective Action Provisions
	Amount	Ratio	Amount	Ratio	Amount	Ratio
As of December 31, 2009:
Total Capital (to Risk-Weighted Assets):
Company	$20,314	6.15%	26,417	8%	N/A	N/A
Bank	$18,794	5.69%	26,406	8%	33,007	10%
Tier I Capital (to Risk-Weighted Assets):
Company	$16,088	4.87%	13,209	4%	N/A	N/A
Bank	$14,570	4.41%	13,203	4%	19,804	6%
Tier I Capital (to Average Assets):
Company	$16,088	3.39%	18,981	4%	N/A	N/A
Bank	$14,570	3.08%	18,912	4%	23,640	5%

As of December 31, 2008:
Total Capital (to Risk-Weighted Assets):
Company	$44,428	11.60%	30,643	8%	N/A	N/A
Bank	$40,320	10.61%	30,408	8%	38,010	10%
Tier I Capital (to Risk-Weighted Assets):
Company	$39,591	10.34%	15,321	4%	N/A	N/A
Bank	$35,483	9.33%	15,204	4%	22,806	6%
Tier I Capital (to Average Assets):
Company	$39,591	7.94%	19,943	4%	N/A	N/A
Bank	$35,483	7.14%	19,872	4%	24,840	5%

A Capital Restoration Plan has been written that addresses the Bank’s commitment to increase its capital position to a level that would be equal or exceed required capital standards.  The Plan includes the following: balance sheet shrinkage, sale of other real estate, recommendations of the Capital Sub-Committee regarding potential solutions, including several means of raising capital, potential closure and sale of existing branches and other asset reduction options.  The Plan also provides projections for capital levels through 2011.

On December 29, 2008, the Company amended its Amended and Restated Articles of Incorporation to authorize the issuance of up to 10,000,000 shares of Preferred Stock.  The individual terms of the issuances are established by the Company’s Board of Directors. The Company received $3.0 million of capital through its issuance of 3,000 shares of Series A Preferred Stock in a private placement to Fieldale Farms Corporation (“Fieldale”) on December 31, 2008, and had the ability to issue up to an additional $7.0 million of such stock at any time under the terms of its subscription agreement.

On June 25, 2009, the Company amended its Amended and Restated Articles of Incorporation to authorize 4,000 shares of Series B Convertible Redeemable Preferred Stock, no par value (the “Series B Preferred Stock”).   On June 25, 2009, the Company issued 1,000 shares of Series B Preferred Stock to two investors for aggregate cash proceeds of $1 million.  Additionally, on June 25, 2009, the Company issued 3,000 shares of Series B Preferred Stock to Fieldale in exchange for the 3,000 shares of Series A Preferred Stock held by Fieldale and the cancellation of the parties’ respective rights and obligations under the Series A Preferred Stock Subscription Agreement, for no additional consideration.  As a result, there were no shares of Series A Preferred Stock outstanding and 4,000 shares of Series B Preferred Stock outstanding at December 31, 2009.  See Note 18 to the consolidated financial statements for additional information regarding the terms of the Series A and Series B Preferred Stock.

Cash dividends were paid on the common stock at a rate of $.10 per share in March and June of 2008 and $.05 per share in September of 2008. On November 24, 2008, the Board of Directors voted to suspend regular cash dividends on its common stock for an indefinite period. Dividends on the Series A and Series B Preferred Stock were non-cumulative and paid in accordance with their terms for the third and fourth quarters of 2009.

Except as otherwise disclosed in this report, management is not aware of any required regulatory changes or any recommendation by any regulatory authority which will have a material effect on the Company’s liquidity, capital or results of operations.

It is the policy of the Federal Reserve that bank holding companies should pay cash dividends on common stock only out of net earnings available over the past year and only if prospective earnings retention is consistent with the organization’s expected future needs and financial condition.  The policy provides that bank holding companies should not maintain a level of cash dividends that undermines the bank holding company’s ability to serve as a source of strength to its banking subsidiaries.  Additionally, a March 10, 2010 letter to the Company from the Federal Reserve states that the Company may not pay any dividends without prior Federal Reserve approval. See “Supervision and Regulation – Habersham Bancorp – Current Restrictions on Activities” for additional information regarding regulatory restrictions on our capital activities.

Furthermore, the approval of the Georgia Department of Banking and Finance is required if dividends declared by Habersham Bank to the Company in any year will exceed 50% of the bank’s net earnings for the previous calendar year.  As of December 31, 2009, Habersham Bank could not declare dividends to the Company without regulatory approval.

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

INTEREST RATE SENSITIVITY ANALYSIS
				DUE AFTER
	DUE IN 3	DUE AFTER 3 THROUGH	DUE AFTER 6 THROUGH	ONE THROUGH	DUE AFTER
	MONTHS	6 MONTHS	12 MONTHS	FIVE YEARS	FIVE YEARS	TOTAL
INTEREST- EARNING ASSETS:
Investment securities	$44,312	-	433,012	2,119,229	72,741,836	75,338,389
Loans	207,627,630	15,581,940	21,718,652	31,612,442	454,185	276,994,849
Total interest earning assets	207,671,942	15,581,940	22,151,664	33,731,671	73,196,021	352,333,238

Deposits
Money Market and NOW	91,687,330	-	-	-	-	91,687,330
Savings	38,307,417	-	-	-	-	38,307,417
Certificates of deposit	50,130,089	51,345,249	87,158,079	35,962,747	-	224,596,164
Borrowings	16,856,276	7,000,000	-	21,000,000	-	44,856,276
Total interest bearing liabilities	196,981,112	58,345,249	87,158,079	56,962,747	-	399,447,187
Excess (deficiency) of interest-earning assets over interest-bearing liabilities	$10,690,830	(42,763,309)	(65,006,415)	(23,231,076)	73,196,021	(47,113,949)
Cumulative Gap	$10,690,830	(32,072,479)	(97,078,894)	(120,309,970)	(47,113,949)
Ratio of cumulative gap to total cumulative earning assets	5.15%	(14.37)%	(39.56)%	(43.10)%	(13.37)%
Ratio of cumulative earning assets to cumulative interest bearing liabilities	105.43%	87.44%	71.65%	69.88%	88.21%

The Company’s strategy is to maintain a ratio of interest sensitive assets to interest sensitive liabilities in the range of 80% to 120% at the less-than one-year-time frame.  At December 31, 2009, the Company’s ratio of interest-earning assets to interest-bearing liabilities was 71.65%.  The interest rate sensitivity analysis has a negative one-year gap of approximately $65 million (excess of interest-bearing liabilities repricing over interest-earning assets).  The Company’s experience has shown that NOW, money market, and savings deposits of approximately $129.9 million are less sensitive to short term rate movements.

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

The table below presents the contractual balances and the estimated fair value of the Company’s balance sheet fixed rate financial instruments and their expected maturity dates as of December 31, 2009. Variable rate financial instruments are presented at their next rate change date.  The expected maturity categories take into consideration historical prepayments experience as well as management’s expectations based on the interest rate environment as of December 31, 2009.

MARKET RISK INFORMATION (in thousands)

	2010	2011	2012	2013	2014	Thereafter	Total	Fair Value
RATE-SENSITIVE ASSETS:
Fixed interest rate loans	38,756	17,329	3,891	5,392	833	451	66,652	66,848
Average interest rate	3.78%	7.04%	7.89%	6.91%	7.01%	6.24%	6.92%

Variable interest rate loans	142,196	-	-	-	-	-	142,196	142,196
Average interest rate	5.66%	-	-	-	-	-	5.66%

Fixed interest rate securities	467	9	315	801	942	70,325	72,859	72,880
Average interest rate	4.11%	8.05%	4.31%	3.49%	3.76%	4.59%	4.57%

Variable interest rate securities	2,293	-	-	-	-	-	2,293	2293
Average interest rate	3.40%	-	-	-	-	-	3.40%

RATE-SENSITIVE LIABILITIES:
Savings and interest-bearing deposits	165,565	-	-	-	-	-	165,565	165,618
Average interest rate	.64%	-	-	-	-	-	.64%

Fixed interest rate time deposits	188,633	24,892	4,148	6,454	469	-	224,596	227,174
Average interest rate	2.85%	3.49%	3.88%	2.93%	2.55%	-	2.94%

Fixed interest rate borrowings	23,856	12,500	2,500	6,000	-	-	44,856	45,186
Average interest rate	3.00%	4.23%	2.06%	2.93%	-	-	3.28%

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

The Company’s liquidity program is designed and intended to provide guidance in funding the credit and investment activities of the Company while at the same time ensuring that the deposit obligations of the Company are met on a timely basis.  In order to permit active and timely management of assets and liabilities, these accounts are monitored regularly in regard to volume, mix and maturity.  The Bank has formed a Liquidity Committee to monitor its current liquidity needs.

Scheduled amortization and prepayments of loans, maturities and calls of investment securities and funds from operations provide a daily source of liquidity.  In addition, the Company may and does seek outside sources of funds.

At December 31, 2009 and 2008, the Company had additional line of credit commitments available as shown below:

	2009	2008
	Total Available	Total Available
Federal discount window	$8,672,000	24,630,000
Federal funds line	-	10,000,000
Retail repurchase agreement	-	921,000
Retail repurchase agreement (subject to available securities)	-	3,950,000

At December 31, 2009, the Company had pledged certain investment securities for the retail repurchase agreements.  At December 31, 2008, the Company had pledged certain investment securities for the Federal funds line and the retail repurchase agreements.  No amounts were outstanding on the above commitments at December 31, 2009 or 2008.

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

Liquidity as a percent of deposits and total liabilities, with a target of 10%, is recommended to be calculated and monitored daily.   Based on these guidelines, the Bank’s liquidity ratios as a percent of deposits and total liabilities follow:

	December 31, 2009	December 31, 2008
Liquidity as a percent of deposits	22.38%	16.70%
Liquidity as a percent of total liabilities	20.04%	14.72%

OFF-BALANCE SHEET COMMITMENTS

The Company is a party to financial instruments with off-balance-sheet risk in the normal course of its lending activities to meet the financing needs of its customers. These financial instruments include commitments to extend credit and standby letters of credit.  The Company’s exposure to credit losses in the event of nonperformance by the other party to the financial instrument for commitments to extend credit and standby letters of credit is represented by the contractual amounts of those instruments.  The Company uses the same credit policies in making these commitments as it does for on-balance-sheet instruments and evaluates each customer’s creditworthiness on a case-by-case basis.  At December 31, 2009, the company had outstanding loan commitments approximating $33,946,000 and standby letters of credit approximating $1,570,000.  The amount of collateral obtained, if deemed necessary, for these financial instruments by the Company, upon extension of credit, is based on management’s credit evaluation of the customer.  Collateral held, if any, varies but may include inventory, equipment, real estate, or other property. The accounting loss the Company would incur if any party to the financial instrument failed completely to perform according to the term of the contract and the collateral proved to be of no value is equal to the face amount of the financial instrument.  The Company’s commitments are funded through internal funding sources of scheduled repayments of loans and sales and maturities of investment securities available for sale or external funding sources through acceptance of deposits from customers or borrowing from other financial institutions.

CONTRACTUAL OBLIGATIONS
The following table is a summary of the Company’s commitments to extend credit, commitments under contractual leases as well as the Company’s contractual obligations, consisting of deposits, FHLB advances and borrowed funds by contractual maturity date.

	2010	2011	2012	2013	2014	Thereafter

Commitments on lines of credit	$33,945,887	-	-	-	-	-
Standby letters of credit	1,130,229	440,000	-	-	-	-
Deposits	354,197,921	24,891,671	4,147,626	6,454,416	469,034	-
FHLB advances	17,000,000	12,500,000	2,500,000	6,000,000	-	-
Short-term borrowings	539,541	-	-	-	-	-
Federal funds purchased and securities sold under repurchase agreements	6,316,735	-	-	-	-	-
Total commitments and contractual obligations	$413,130,313	37,831,671	6,647,626	12,454,416	469,034	-

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

Item 7a.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

See “Market Risk” under Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated balance sheets of the Company and subsidiaries as of December 31, 2009 and 2008, the related consolidated statements of operations, changes in stockholders’ equity, comprehensive income, and cash flows and notes to the consolidated financial statements for each of the years in the three year period ended December 31, 2009, the report issued thereon by the Company’s independent auditors and quarterly financial data (unaudited) are incorporated herein by reference to the Company’s 2009 Annual Consolidated Financial Statements and are attached as Exhibit 13 hereto.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A(T). CONTROLS AND PROCEDURES

Disclosure Controls

As of the end of the period covered by this Annual Report on Form 10-K, our principal executive officer and principal financial officer have evaluated the effectiveness of our “disclosure controls and procedures” (“Disclosure Controls”).  Disclosure Controls, as defined in Rule 13a-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Annual Report, is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms.  Disclosure Controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, including the Chief Executive Officer and Chief Financial Officer, does not expect that our Disclosure Controls will prevent all errors and all fraud.  A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met.  Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs.  Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected.  These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake.  The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Based upon their controls evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our Disclosure Controls are effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer and Chief Financial Officer, changes in the Company’s internal control over financial reporting (as defined in rules 13a-15(f) and 15d-15(f) of the Exchange Act) during the quarter ended December 31, 2009.  Based upon that evaluation, management has determined that there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2009 that have materially affected, or are reasonable likely to materially affect, the Company’s internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.  Our internal control over financial reporting is a process designed to provide reasonable assurance that assets are safeguarded against loss from unauthorized use or disposition, transactions are executed in accordance with appropriate management authorization and accounting records are reliable for the preparation of financial statements in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009.  Management based this assessment on criteria for effective internal control over financial reporting described in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of its internal control over financial reporting.  Management has reviewed the results of its assessment with the Audit Committee of our Board of Directors.

Based on this assessment, management believes that the Company maintained effective internal control over financial reporting as of December 31, 2009.

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

Additional information concerning the Company's directors and executive officers appears in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the headings "Election of Directors,” ”Compliance with Section 16(a) of the Exchange Act” and "Executive Officers" and is incorporated by reference herein.

Item l1.  EXECUTIVE COMPENSATION

Additional information concerning the compensation of the Company's management appears in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the headings "Executive Compensation" and “Election of Directors - Compensation of Directors” and is incorporated by reference herein.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides information regarding compensation plans under which equity securities of the Company are authorized for issuance.  All data is presented as of December 31, 2009.

Equity Compensation Plan Table
	(a)	(b)	(c)

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	91,500	$22.95	316,799
Equity compensation plans not approved by security holders	0	0	0
Total	91,500	$22.95	316,799

Additional information concerning beneficial owners of more than 5% of the Company's stock and information concerning the stock owned by the Company's management appears in the Company's Proxy Statement for its 2010 Annual Meeting of Shareholders under the heading "Ownership of Stock" and is incorporated by reference herein.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

Information concerning certain relationships and related transactions appears in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the heading "Certain Transactions" and is incorporated by reference herein.  Information regarding director independence appears in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the heading “Election of Directors” and is incorporated by reference herein.

Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Company’s Proxy Statement for its 2010 Annual Meeting of Shareholders under the heading “Audit Committee Matters – Audit Fees” and is incorporated herein by reference.

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

HABERSHAM BANCORP (Registrant)

/s/ David D. Stovall	Date:	March 29, 2010
By: Director, President and
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Thomas A. Arrendale, III	Chairman of the Board	March 29, 2010
and Director

/s/ David D. Stovall	Director, President and	March 29, 2010
Chief Executive Officer *

/s/ Bonnie C. Bowling	Director, Executive Vice
President and Chief Operations Officer
	And Corporate Secretary	March 29, 2010

/s/ James A. Stapleton, Jr.	Director	March 29, 2010

/s/ Calvin R. Wilbanks	Director	March 29, 2010

/s/ Ben F. Cheek, III	Director	March 29, 2010

/s/ Annette Banks	Vice President and
	Chief Financial Officer **	March 29, 2010

* Principal executive officer.

** Principal financial and accounting officer.

EXHIBIT INDEX

Exhibit No.	Document

3.1	Amended and Restated Articles of Incorporation of Habersham Bancorp, as amended (1)

3.1(a)	Articles of Amendment to the Amended and Restated Articles of Incorporation of Habersham Bancorp, as filed on June 25, 2009 (2)

3.2	By-laws of Habersham Bancorp, as amended by resolutions dated January 29, 2000 (3)

10.1*	Subscription Agreement for Series A Preferred Stock between Fieldale Farms, Inc. and Habersham Bancorp dated December 31, 2008 (1)

10.2*	Form of Director Supplemental Retirement Plan Agreement and Split Dollar Endorsement, with summary of terms specific to each director (3)

10.3*	Habersham Bancorp Outside Directors Stock Option Plan (4)

10.3(a)*	Form of option agreement under Habersham Bancorp Outside Directors Stock Option Plan (5)

10.5*	Form of Split Dollar Agreement and Collateral Assignment dated January 1, 1991, with summary of terms applicable to Mr. Ariail and Mr. Stovall (3)

10.6*	Habersham Bancorp 2005 Stock Option Plan (6)

10.6(a)*	Form of non-qualified stock option award pursuant to the 2005 Stock Option Plan (7)

10.6(b)*	Form of Incentive Stock Option award pursuant to the 2005 Stock Option Plan (8)

10.7*	Supplemental Executive Retirement Agreement Dated as of January 1, 2008 between the Company and David D. Stovall (9)

10.8*	Supplemental Executive Retirement Agreement dated as of January 1, 2008 between the Bank and Edward D. Ariail (10)

10.9*	Supplemental Executive Retirement Agreement dated as of January 1, 2008 between the Company and Bonnie C. Bowling (11)

10.10*	Termination and Waiver Agreement dated as of September 8, 2009 between the Company and David D. Stovall (12)

10.11*	Termination and Waiver Agreement dated as of September 8, 2009 between the Company and Bonnie Bowling (13)

10.12*	Termination and Waiver Agreement dated as of September 8, 2009 between the Bank and Edward D. Ariail (14)

10.13*	Termination and Waiver Agreement dated as of September 19, 2009 between the Bank and Edward D. Ariail (15)

10.14*	Termination and Waiver Agreement dated as of September 19 2009 between the Bank and Thomas A. Arrendale, III (16)

10.15*	Termination and Waiver Agreement dated as of September 19, 2009 between the Bank, as successor to Security State Bank and Michael C. Martin (17)

10.16*	Termination and Waiver Agreement dated as of September 19, 2009 between the Bank, as successor to Security State Bank and Michael L. Owen (18)

10.17*	Termination and Waiver Agreement dated as of September 19 2009 between the Bank and James A. Stapleton, Jr. (19)

10.18*	Termination and Waiver Agreement dated as of September 19, 2009 between the Bank and Calvin R. Wilbanks (20)

10.19*	Termination and Waiver Agreement dated as of September 19 2009 between the Bank and David D. Stovall. (21)

10.20*	Termination and Waiver Agreement dated as of September 19, 2009 between the Bank, as successor to Security State Bank and David D. Stovall (22)

10.21	Exchange Agreement dated June 25, 2009 between the Company and Fieldale Farms Corporation (23)

10.22	Stock Purchase Agreement Dated June 25, 2009 between the Company and Thomas A. Arrendale, III (24)

10.23	Stock Purchase Agreement Dated June 25, 2009 between the Company and A&H Real Estate Company, LLC (25)

10.24	Order to Cease and Desist dated June 24, 2009 among the Georgia Department of Banking and Finance, the Regional Directors of the FDIC and the Board of Directors of Habersham Bank (26)

13.0	Financial statements and notes thereto contained in the Habersham Bancorp 2009 Annual Report and quarterly financial data (unaudited)

14.0	Code of Ethics (27)

21.0	Subsidiaries of Habersham Bancorp (27)

23.1	Consent of Porter Keadle Moore, LLP

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification Pursuant to Rule 13a-14(b) of the Securities and Exchange Act of 1934 and 18 U.S.C. Section 1350 as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)  Incorporated herein by reference to Exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008 (File No. 0-13153)

(2)  Incorporated herein by reference to Exhibit 4.1 to the Registrant’s Current Report of Form 8-K filed on June 30, 2009 (File No. 0-13153)

(3)  Incorporated herein by reference to Exhibit of the same number in the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2004 (File No. 0-13153)

(4)  Incorporated herein by reference to Appendix B to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(5) Incorporated by reference to Exhibit 10.3 to the Registrant’s Quarterly Report of Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(6)  Incorporated herein by reference to Appendix A to the Registrant’s 2005 Proxy Statement for its Annual Meeting of Shareholders (File No. 0-13153)

(7)  Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(8) Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2005 (File No. 0-13153)

(9) Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on January 11, 2008 (File No. 0-13153)

(10) Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on January 11, 2008 (File No. 0-13153)

(11) Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on January 11, 2008 (File No. 0-13153)

(12) Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 14, 2009 (File No. 0-13153)

(13) Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 14, 2009 (File No. 0-13153)

(14) Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 14, 2009 (File No. 0-13153)

(15) Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 0-13153)

(16) Incorporated herein by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 0-13153)

(17) Incorporated herein by reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 0-13153)

(18) Incorporated herein by reference to Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 0-13153)

(19) Incorporated herein y reference to Exhibit 10.5 to the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 0-13153)

(20) Incorporated herein by reference to Exhibit 10.6 to the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 0-13153)

(21) Incorporated herein by reference to Exhibit 10.7 to the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 0-13153)

(22) Incorporated herein by reference to Exhibit 10.8 to the Registrant’s Current Report on Form 8-K filed on September 24, 2009 (File No. 0-13153)

(23) Incorporated herein by reference to Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on June 30, 2009  (File No. 0-13153)

(24) Incorporated herein  by reference to Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on June 30, 2009  (File No. 0-13153)

(25) Incorporated herein y reference to Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on June 30, 2009  (File No. 0-13153)

(26) Incorporated herein by reference Exhibit 10.1 to the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

(27) Incorporated herein by reference to exhibit of same number in the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2003 (File No. 0-13153)

* Indicates the Registrant’s plans, management contracts and compensatory arrangements.