Form 10-Q
period 2010-03-31
HABERSHAM BANCORP
filed 2010-05-11
CIK 754597

 SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010

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
Yes ☐  No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
2,818,593 shares, common stock, $1.00 par value, as of May 11, 2010.

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS	MARCH 31, 2010 (unaudited)	DECEMBER 31, 2009 (audited)
Cash and due from banks	$28,856	$42,515
Federal funds sold	1,680	-
Total cash and cash equivalents	30,536	42,515

Investment securities available for sale	76,379	74,457
Investment securities held to maturity (estimated fair value of $551 at March 31, 2010 and $903 at December 31, 2009)	533	881
Other investments	2,596	2,596
Loans	264,824	276,995
Less allowance for loan losses	(7,883)	(12,106)
Loans, net	256,941	264,889

Premises and equipment, net	12,180	12,606
Bank properties held for sale	5,291	5,062
Accrued interest receivable	1,360	1,587
Other real estate	36,932	37,833
Cash surrender value of life insurance	10,275	10,283
Income tax receivable	1,925	1,925
Other assets	1,370	1,385
TOTAL ASSETS	$436,318	$456,019

LIABILITIES
Noninterest-bearing deposits	$35,018	$35,570
Money market and NOW accounts	90,248	91,687
Savings	39,271	38,308
Time deposits, $100,000 and over	97,932	104,309
Other time deposits	106,936	120,287
Total deposits	369,405	390,161

Short-term borrowings	385	539
Federal funds purchased and securities sold under repurchase agreements	11,014	6,317
Federal Home Loan Bank advances	38,000	38,000
Accrued interest payable	2,067	2,192
Other liabilities	1,185	1,735
TOTAL LIABILITIES	422,056	438,944

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 10,000,000 authorized
Series A: No par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Series B: No par value; 4,000 shares authorized; 4,000 shares issued and outstanding	3,963	3,963
Common Stock, $1.00 par value, 10,000,000 shares authorized; 2,818,593 shares issued and outstanding	2,819	2,819
Additional paid-in capital	13,490	13,490
Retained deficit	(6,293)	(3,822)
Accumulated other comprehensive income	283	625
TOTAL STOCKHOLDERS’ EQUITY	14,262	17,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$436,318	$456,019

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) For the Three-Month Periods Ended March 31, 2010 and 2009
(dollars in thousands, except per share amounts)

	Three Months ended
	March 31,
	2010	2009
INTEREST INCOME
Loans, including fees	$3,667	$4,516
Taxable investment securities	666	1,013
Tax exempt securities	59	147
Federal funds sold	1	7
Other	17	4
TOTAL INTEREST INCOME	4,410	5,687
INTEREST EXPENSE
Time deposits, $100,000 and over	674	1,051
Other deposits	940	1,681
Short-term and other borrowings, primarily FHLB advances	372	485
TOTAL INTEREST EXPENSE	1,986	3,217
NET INTEREST INCOME	2,424	2,470
Provision for loan losses	2,400	1,780
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	24	690
NONINTEREST INCOME
Mortgage origination income	-	42
Service charges on deposits	250	253
Other service charges and commissions	59	59
Net gain on investment securities available for sale	305	58
Gain on sale and impairment of other investments, net	-	20
Other	335	492
Total noninterest income	949	924
NONINTEREST EXPENSE
Salary and employee benefits	1,215	2,059
Occupancy	416	593
Other real estate expense	332	414
Computer services	156	172
Telephone	111	112
Leased equipment	123	128
Other	1,091	986
Total noninterest expense	3,444	4,464
LOSS BEFORE INCOME TAXES	(2,471)	(2,850)
Income tax benefit	-	1,195
NET LOSS	(2,471)	(1,655)
Preferred stock dividends	-	(45)
LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,471)	$(1,700)
Net loss per common share – Basic	$(.88)	$(.60)
Net loss per common share – Diluted	$(.88)	$(.60)
Weighted average number of common shares outstanding	2,818,593	2,818,593
Weighted average number of common and common equivalent shares outstanding	2,818,593	2,818,593

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) For the Three Month Periods Ended March 31, 2010 and 2009
(dollars in thousands)

	Three Months ended
	March 31,
	2010	2009

NET LOSS	$(2,471)	$(1,655)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(213)	572

Unrealized holding gains on derivative financial instruments classified as cash flow hedges, arising during the period	-	30

Reclassification adjustment for realized gains on investment securities available for sale	(305)	(58)

Total other comprehensive income (loss), before tax	(518)	544
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME (LOSS):

Unrealized holding (gains) losses gains on investment securities available for sale arising during the period	72	(194)

Unrealized holding gains on derivative financial instruments classified as cash flow hedges, arising during the period	-	(11)

Reclassification adjustment for realized gains on investment securities available for sale	104	20

Total income taxes related to other comprehensive income / loss	176	(185)
Total other comprehensive income (loss), net of tax	(342)	359
Total comprehensive loss	$(2,813)	$(1,296)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Three-Month Periods Ended March 31, 2010 and 2009
(dollars in thousands)

	Three Months
	Ended March 31,
	2010	2009

CASH FLOWS USED BY OPERATING ACTIVITIES:	$(266)	$(2,118)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturities	3,121	2,208
Proceeds from sales and calls	30,676	6,628
Purchases	(36,058)	(9,960)
Investment securities held to maturity:
Proceeds from maturities	3	3
Proceeds from calls	347	-
Other investments:
Proceeds from sales	-	759
Purchases	-	(2)
Net change in loans	4,504	(7,173)
Surrender of life insurance policies	3,129	-
Purchase of life insurance policies	(3,037)	-
Purchases of premises and equipment	(4)	(41)
Capitalized completion costs of other real estate	-	(433)
Proceeds from sale of other real estate	1,818	690
Net cash provided by (used by) investing activities	4,499	(7,321)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(20,755)	23,931
Net change in short-term borrowings	(155)	(3)
Net change in federal funds purchased and securities sold under repurchase agreements	4,698	(4,880)
Proceeds from FHLB advances	10,000	-
Repayment of FHLB advances	(10,000)	-
Cash dividends paid	-	(45)
Net cash provided by (used by) financing activities	(16,212)	19,003

Change in cash and cash equivalents	(11,979)	9,564

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	42,515	14,260
CASH AND CASH EQUIVALENTS: END OF PERIOD	$30,536	$23,824
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$1,044	$5,339
Change in components of other comprehensive income, net	$(342)	$359

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The condensed consolidated financial statements included herein should be read in conjunction with the Company's 2009 consolidated financial statements and notes thereto, included in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.

Certain reclassifications have been made to the 2009 financial statement presentation to correspond to the current period’s format.

Management performed an evaluation of subsequent events through the date upon which the Company’s financial statements were filed with the Securities and Exchange Commission.

2.         Accounting Policies

Reference is made to the accounting policies of the Company described in the notes to the consolidated financial statements contained in the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2009.  The Company has consistently followed those policies in preparing this report.

3.	Regulatory Oversight, Capital Adequacy, Operating Losses, Liquidity and Management’s Plans

The financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the discharge of liabilities in the normal course of business for the foreseeable future.  However, due to the Company’s financial results, the substantial uncertainty throughout the U.S. banking industry and other matters discussed below, a substantial doubt exists regarding the Company’s ability to continue as a going concern.    Management’s plans in addressing the issues that raise substantial doubt regarding the Company’s ability to continue as a going concern are as follows:

Regulatory Oversight
As described in elsewhere in this report, the Bank is currently operating under heightened regulatory scrutiny and has entered into a Cease and Desist Order (the “Order”) with the Georgia Department of Banking and Finance (the “DBF”).

The Bank submitted reports to the DBF and Federal Deposit Insurance Corporation (the “FDIC”) as required per the Order.  All aspects of the Order have been adhered to or a plan is in place to reach compliance in a reasonable time frame.  The Bank has formed a Liquidity Committee as well as a Capital Sub-Committee that monitors these aspects of the Order.

Capital Adequacy
As of March 31, 2010, the Bank did not meet the requirements of a “adequately capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action.  To be categorized as “adequately capitalized” the Bank must maintain minimum Total Risk-based, Tier 1 Risk-based and Tier 1 Leverage capital ratios of 8%, 4% and 4%, respectively. At March 31, 2010, the Bank’s Total Risk-based, Tier 1 Risk-based and Tier 1 Leverage capital ratios were 5.49%, 4.23% and 3.00%, respectively, as a  result it is classified as “significantly undercapitalized”.  In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives.  Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level on non-performing assets are potential barriers to the success of these strategies.  Failure to adequately address the regulatory concerns may result in further severe actions by the banking regulators.  If current adverse market factors continue for a prolonged period of time, new further severe adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

A Capital Restoration Plan has been written that addresses the Bank’s commitment to increase its capital position to a level that would be equal or exceed required capital standards.  The Plan includes the following: balance sheet shrinkage, sale of other real estate, the Capital Sub-Committee offering potential solutions, including several means of raising capital, potential closure and sale of existing branches and other asset reduction options.  The Plan also provides projections for capital levels through 2011.

Operating Losses
The Company incurred net losses of $26.1 million and $14.8 million for the years ended December 31, 2009 and 2008, respectively, and incurred a net loss of $2.5 million as a result of a $2.4 million provision for loan losses expense for the three months ended March 31, 2010.  Management has made efforts to reduce expenses, including a reduction in workforce, salary reductions, termination of the Senior Executive Retirement Plan, cessation of director fees, branch closures and other general cost-cutting measures and continues to examine areas where further reductions in cost are possible.

Interest reversals on non-performing loans and increases on non-performing and foreclosed assets could continue in 2010 and hinder the Company’s ability to improve net interest income.  While excess liquidity brings comfort to depositors and aids in deposit retention, the Bank earns approximately 25 basis point on the liquidity but pays more on the deposits generating the liquidity causing a negative spread.  Also, increases to the provision for loan losses and further write-down or loss on the sale of other real estate could continue in 2010, which will negatively impact the Company's ability to generate net income during the year.

Liquidity
The Bank’s primary sources of liquidity are deposits, the scheduled repayment on loans and interest and maturities of investments.  The majority of the Bank’s securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earning and reported as a separate component of other comprehensive loss.  If necessary, the Bank has the ability to sell these investment securities to manage interest sensitivity gap or liquidity. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs. Under the order, the Bank is unable to accept, rollover, or renew any brokered deposits.  The existing brokered deposits will be paid out as they mature over the next year.  Based on current and expected liquidity needs and sources, management expects to be able to meet obligations at least through December 31, 2010.

4.
Net Loss Per Share
Basic loss per share is computed by dividing net loss less dividends paid on preferred stock by the weighted average of common shares outstanding.  Options on 74,000 and 71,250 shares were not included in the diluted loss per share computations for the three months ended March 31, 2010 and 2009, respectively, as they were antidilutive.

The reconciliation of the amounts used in the computation of loss per share for the three-month periods ended March 31, 2010 and 2009 is shown below.

	Three Months	Three Months
	ended	ended
(dollars in thousands, except share and and per share amounts)	March 31, 2010	March 31, 2009

Net loss	$(2,471)	$(1,655)
Less dividends on preferred stock	-	(45)
Net loss available to common shareholders	$(2,471)	$(1,700)

Weighted average common shares outstanding	2,818,593	2,818,593
Loss per share:
Basic	$(.88)	$(.60)
Diluted	$(.88)	$(.60)

5.	Investment Securities Available for Sale Amortized cost, estimated fair values, and gross unrealized gains and losses of investment securities available for sale are as follows:

(dollars in thousands) March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-sponsored enterprises	$11,575	82	5	11,652
Mortgage-backed securities	61,105	678	170	61,613
State and political subdivisions	3,061	4	138	2,927
Equity securities	209	-	22	187
Total	$75,950	764	335	76,379
December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-sponsored enterprises	$16,311	60	290	16,081
Mortgage-backed securities	48,208	1,319	17	49,510
State and political subdivisions	8,782	87	189	8,680
Equity securities	209	-	23	186
Total	$73,510	1,466	519	74,457

Proceeds from sales and calls of available for sale securities during the first three months of 2010 and 2009 were $30,675,749 and $6,628,406, respectively.   Gross gains of $584,902 were recognized on those sales for the first three months of 2010 and gross gains of $66,470 were recognized on those sales for the first three months of 2009.  Gross losses of $279,511 were recognized on those sales for the first three months of 2010 and gross losses of $8,401 were recognized on those sales for the first three months of 2009.

The following investments available for sale have unrealized losses at March 31, 2010 and December 31, 2009 for which an other than temporary impairment has not been recognized:

(dollars in thousands)		March 31, 2010			December 31, 2009
	No.	Estimated Fair Value	Unrealized Losses	No.	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
U.S. government-sponsored enterprises	1	$511	5	14	$11,531	289
Mortgage-backed securities	20	23,133	170	2	2,081	17
State and political subdivisions	2	688	22	8	2,773	147
Total (less than 12 months)	23	24,332	197	24	16,385	453
Unrealized loss for greater than 12 months:
U.S. government-sponsored enterprises	1	49	1	1	51	1
Mortgage-backed securities	0	-	-	-	-	-
State and political subdivisions	5	1,900	115	3	1,199	42
Equity securities	1	187	22	1	186	23
Total (more than 12 months)	7	2,136	138	5	1,436	66
Total	30	$26,468	335	29	$17,821	519

The total fair value of the securities with an unrealized loss at March 31, 2010 and December 31, 2009 represented 98.75% and 97.26%, respectively, of their amortized cost; therefore, the impairment is not considered severe. While the duration is dependent on the market, the existing unrealized loss could be shortened by the issuing agency calling the securities.  These unrealized losses are considered temporary because of acceptable investment groups on each security and the repayment source of principal and interest are largely government backed.  The Company has the ability and intent to hold the securities for a time necessary to recover the amortized costs.

The amortized cost and estimated fair values of investment securities available for sale, exclusive of equity investments, at March 31, 2010 and December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

(dollars in thousands)	March 31, 2010	March 31, 2010	December 31, 2009	December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$77	77	132	132
Due after one year through five years	226	232	1,696	1,711
Due after five years through ten years	5,282	5,363	6,218	6,375
Due after ten years	70,156	70,520	65,255	66,053
Total	$75,741	76,192	73,301	74,271

Investment securities available for sale with carrying values of approximately $35,761,000 and $40,021,000 were pledged as collateral at March 31, 2010  and December 31, 2009, respectively, for Federal Home Loan Bank advances, public deposits, and other deposits, as required by law.

6.	Investment Securities Held to Maturity
Amortized cost, estimated fair values, and gross unrealized gains and losses of investment securities held to maturity are as follows:

(dollars in thousands) March 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$14	1	-	15
State and political subdivisions	519	17	-	536
Total	$533	18	-	551

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$17	1	-	18
State and political subdivisions	864	21	-	885
Total	$881	22	-	903

Proceeds from calls of held to maturity securities during the first three months of 2010 were $345,000. There were no calls of held to maturity securities during the first three months of 2009.  Gross gains of $2,401 were recognized on the calls in the first three months of 2010. There were no gross losses recognized on the calls in the first three months of 2009.

The amortized cost and estimated fair values of securities held to maturity at March 31, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

(dollars in thousands)	March 31, 2010	March 31, 2010	December 31, 2009	December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	-	345	348
Due after one year through five years	478	489	408	414
Due after five years through ten years	51	58	124	137
Due after ten years	4	4	4	4
Total	$533	551	881	903

There were no investment securities held to maturity pledged as collateral for public deposits and other deposits, as required by law at March 31, 2010 and December 31, 2009.

7.     Nonperforming Assets

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, other real estate owned   (“OREO”) and restructured loans. Accrual of interest is discontinued when either principal or interest becomes 90 days past due, (unless the loan is  both well secured and in the process of collection), or when in management’s opinion, reasonable doubt exists as to the full collection of interest or principal.  Income on such loans is then recognized only to the extent that cash is received and when the future collection of principal is probable.  Our OREO policies and procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge-off.  When the property is transferred to OREO, the property is usually listed with a realtor to begin sales efforts.  Restructured loans consist of loans which have had concessions granted for economic or legal reasons related to the debtor’s financial difficulties which would not otherwise be considered.  Concessions may include a modification of the loan terms, such as a reduction of the stated interest rate, principal or accrued interest or an extension of the maturity date at a stated interest rate lower than the current market rate for new debt with similar risk.

        The following summarizes nonperforming assets:

(dollars in thousands)	March 31, 2010	December 31, 2009
Accruing loans 90 days past due	$-	$-
Nonaccrual loans	61,677	71,813
Other real estate	36,932	37,833
Restructured loans	1,275	728
Total nonperforming assets	$99,884	$110,374

8.	Bank Properties Held for Sale

As a result of a decision to consolidate locations and reduce staffing needs, the Cumming Office in Forsyth County was closed at the end of the first quarter of 2010.  As such, the property has been reclassified from premises and equipment, net, to bank properties held for sale. The Braselton Office had been reclassified to bank properties held for sale in the prior year.  In addition, the Bank plans to sell an eight acre portion of the land at the Flowery Branch office.  These properties are being actively marketed for sale.

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

All aspects of the Order have been adhered to or a plan is in place to reach compliance in a reasonable time frame. See Note 3 for further details.

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

Cash and Cash Equivalents

For disclosure purposes for cash, due from banks and Federal funds sold, the carrying amount is a reasonable estimate of fair value.

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

Investment Securities Held to Maturity

For disclosure purposes, the fair value of investment securities held to maturity is based on quoted market prices and dealer quotes.

Other Investments

For disclosure purposes, the carrying value of other investments approximates fair value.

Loans

The Company does not record loans at fair value on a recurring basis.  However, from time to time, a loan is considered impaired and a specific allocation is established within the allowance for loan losses.

Loans for which it is probable that payment of interest and principal will not be made in accordance with the contractual terms of the loan agreement are considered impaired.  Once a loan is identified as individually impaired, management measures an impairment using one of three methods, including collateral value, market value of similar debt and discounted cash flows.  Those impaired loans not requiring an allowance represent loans for which the fair value of the expected repayments or collateral exceed the recorded investments in such loans.  Impaired loans where an allowance is established based on the fair value of collateral require classification in the fair value hierarchy.  When the fair value of the collateral is based on an observable market price or a current appraised value, the Company records the impaired loan as nonrecurring Level 2.  When an appraised value is not available or management determines the fair value of the collateral is further impaired below the appraised value and there is no observable market price, the Company records the impaired loan as nonrecurring Level 3.

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

Cash Surrender Value of Life Insurance

For disclosure purposes, the carrying value of the cash surrender value of life insurance reasonable approximates its fair value.

Deposits

For disclosure purposes, the fair value of demand deposits, savings accounts, NOW accounts and money market deposits is the amount payable on demand at the reporting date, while the fair value of fixed maturity certificates of deposit is estimated by discounting the future cash flows using current rates at which comparable certificates would be issued.

Federal Funds Purchased and Securities Sold Under Repurchase Agreements

For disclosure purposes, the carrying amount for Federal funds purchased and retail repurchase agreements is a reasonable estimate of fair value due to the short-term nature of these financial instruments.

FHLB Advances

For disclosure purposes, the fair value of the FHLB fixed rate borrowing is estimated using discounted cash flows, based on the current incremental borrowing rates for similar types of borrowing arrangements.

Commitments to Extend Credit and Standby Letter of Credit

Because commitments to extend credit and standby letters of credit are made using variable rates and have short maturities, the carrying value and the fair value are immaterial for disclosure.

        Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of March 31, 2010 and December 31, 2009.

	March 31, 2010
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$76,379	13,781	62,598	-

	December 31, 2009
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$74,457	8,465	65,992	-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of March 31, 2010 and December 31, 2009.

	March 31, 2010
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate	$36,932	-	2,209	34,723
Loans	26,697	-	26,697	-
Total	$63,629	-	28,906	34,723

	December 31, 2009
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate	$37,833	-	1,907	35,926
Loans	26,088	-	26,088	-
Total	$63,921	-	27,995	35,926

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at March 31, 2010  and December 31, 2009 are presented below:

	March 31, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$30,536	30,536	42,515	42,515
Investment securities available for sale	76,379	76,379	74,457	74,457
Investment securities held to maturity	533	551	881	903
Other investments	2,596	2,596	2,596	2,596
Loans, net	256,941	256,637	264,889	264,891
Cash surrender value of life insurance	10,275	10,275	10,283	10,283
Liabilities:
Deposits	$369,405	371,213	390,161	392,792
Short-term borrowings	385	385	540	540
Federal funds purchased and securities sold under repurchase agreements	11,014	11,014	6,317	6,317
FHLB advances	38,000	38,495	38,000	38,869

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

12.  Recent Accounting Pronouncements

In January 2010, the FASB issued Accounting Standards Update No. 2010-01, Accounting for Distributions to Shareholders with Components of Stock and Cash (“ASU No. 2010-01”).  ASU No. 2010-01 provides guidance on the accounting for distributions offering shareholders the choice of receiving cash or stock.  Under such guidance, the stock portion of the distribution is not considered to be a stock dividend, and for purposes of calculating earnings per share it is deemed a new share issuance not requiring retroactive restatement.  This guidance is effective for the first reporting period, including interim periods, ending after December 15, 2009.  The update is not expected to have a material impact on the Company’s results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-04, Technical Corrections to SEC Paragraphs (“ASU No. 2010-04”).  The update is not expected to have an impact on the Company’s results of operations, financial position or disclosures.

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB ASC Topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interm and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update is not expected to have a material impact on the Company’s results of operations or financial position, and will have a minimal impact on its disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC Subtopic 855-10, Subsequent Events, to remove the requirement for an SEC files to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC Subtopic 855-10 and the SEC’s requirements.  The update is not expected to have a material impact on the Company’s results of operations or financial position, and will have a minimal impact on its disclosures.

Item. 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and an inactive subsidiary, The Advantage Group, Inc.  The Company’s continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Stephens, Forsyth and Hall counties in Georgia.  The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

The Company reported a first quarter loss of $2.5 million or $0.88 per diluted share, when compared to a first quarter loss of $1.7 million or $0.60 per diluted share in 2009.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Interest income for the first quarter of 2010 and 2009 was approximately $4.4 million and $5.7 million, respectively, representing a decrease of approximately 22.46% when comparing the first quarter of 2010 to the same period of 2009.  The decreases resulted from the number and balances of loans in nonaccrual status and decreases in average loan balances.

Interest expense for the first quarter of 2010 and 2009 was approximately $2.0 million and $3.2 million, respectively, representing a decrease of approximately 38.26% when comparing the first quarter of 2010 to the same period of 2009.   These decreases resulted from declining balances in the deposit portfolios, in addition to declining rates paid on deposit and borrowing balances for the three-month period ended March 31, 2010 when compared to the same period in 2009.

Net interest income before provision for loan loss for the first quarter of 2010 decreased approximately $46,000 or 1.88%, when compared to the same period in 2009 as a result of the items discussed above.

The net interest margin for the first quarter of 2010 was 2.87%, compared to 2.38% for the same periods in 2009.  Two factors which impact the net interest margin are average interest bearing assets, which decreased approximately $87.5 million, and average interest-bearing liabilities, which decreased approximately $46.1 million, when comparing the first three months of 2010 to the first three months of 2009.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provisions for loan losses.  As delinquencies and foreclosures increased, Habersham Bank recorded provisions to its allowance for loan losses during the first quarter of 2010 of approximately $2.4 million, compared to provisions recorded during the first quarter of 2009 of approximately $1.8 million.

The Company’s total assets decreased $19.7 million, or 4.32%, to $436.3 million at March 31, 2010 from $456.0 at December 31, 2009.  Decreases in total cash and cash equivalents, in the loan portfolios (net of allowance for loan losses), other real estate, other assets  and premises and equipment, net, of approximately $12.0 million, $7.9 million, $901,000, $250,000 and $197,000, respectively, were offset by an increase in the investment securities portfolios of approximately $1.6 million.

Total liabilities (deposits, borrowings and other liabilities) at March 31, 2010 decreased approximately $16.9 million or 3.85% from $438.9 million at December 31, 2009.   Interest bearing deposits, other liabilities and noninterest bearing demand deposits decreases of approximately $20.2 million, $676,000 and $552,000, respectively, were offset by an increase in other borrowings of approximately $4.5 million.

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

Material Changes in Financial Condition

Total Assets   The Company’s total assets decreased $19.7 million, or 4.32% to $436.3 million at March 31, 2010 from $456.0 at December 31, 2009.

Cash and cash equivalents
Cash and due from banks decreased approximately $12.0 million or 28.18%, resulting from customer activity within deposit accounts during the three month period ended March 31, 2010. Federal funds sold balances increased by approximately $1.7 million during this period.

Investment securities
Activity within the investment securities available for sale portfolio during the first three months of 2010 consisted of:

(dollars in thousands)	U.S. government-sponsored enterprises	Mortgage backed securities	Municipal bonds	Equity securities	Unrealized Gain / loss	Total

December 31, 2009	$16,311	48,208	8,782	209	947	74,457
Purchased	3,086	32,973	-	-	-	36,059
Calls & sales	(7,823)	(17,411)	(5,441)	-	-	(30,675)
Gain / loss	38	543	(279)	-	-	302
Payments / maturities	(24)	(3,097)	-	-	-	(3,121)
Accret / amort	(13)	(111)	(1)	-	-	(125)
Change in unrealized gain/loss	-	-	-	-	(518)	(518)
March 31, 2010	$11,575	61,105	3,061	209	429	76,379

The calls and sales within the investment securities portfolio generated net gains of approximately $302,000 during the first quarter of 2010.  The unrealized gain on the investment securities available for sale portfolio decreased approximately $518,000 during the first quarter of 2010.

Loans
The total loan portfolio balances decreased approximately $12.2 million, or 4.39%, when comparing balances at March 31, 2010 to December 31, 2009.

The following table presents a summary of the loan portfolio, by collateral type, as of March 31, 2010 and December 31, 2009.

Summary of Loans By Category

	March 31, 2010		December 31, 2009
		Percent of Loans		Percent of Loans
Secured by real estate:
1-4 family residential	$42,430	16%	$43,702	16%
Commercial real estate and multi-family	76,295	29%	71,832	26%
Construction	95,949	36%	107,718	39%
Home equity line of credit	27,034	10%	27,749	10%
Total real estate	241,708	91%	251,001	91%

Other loans:
Commercial	12,534	5%	13,763	5%
Loans to individuals	10,581	4%	12,231	4%
Total other loans	23,115	9%	25,994	9%

Total loans	$264,823	100%	$276,995	100%

The decrease in the loan portfolio balances resulted from charge-offs, payouts, and foreclosures of approximately $6.7 million, $4.5 million and $1.0 million, respectively.   Decreases in the total loan portfolio occurred within the real estate construction, 1-4 family residential properties, the consumer, - and commercial lending portfolios totaling approximately $11.8 million, $2.0 million, $1.7 million and $1.2 million, respectively, offset by an increases in the non-residential properties portfolio of approximately $4.5 million.

Other real estate and premises & equipment
Other real estate decreases of approximately $901,000, of 2.38%, resulted from sales of approximately $1.9 million during the first quarter of 2010 partially offset by foreclosures of properties of approximately $1.0 million.  See a more detailed discussion in “Asset Quality”.  Premises and equipment decreased approximately $426,000, primarily as a result of an additional reclassification of bank properties of approximately $229,000 to bank properties held for sale and depreciation expense of approximately $201,000 offset by purchases of approximately $4,000.

Deposits
Total deposits decreased approximately $20.7 million, or 5.32%, when comparing balances at March 31, 2010 to December 31, 2009 balances, with decreases in time deposit account balances, in the NOW and Money Market account balances and in noninterest-bearing account balances of approximately $19.7 million, $1.4 million and $552,000, respectively, being offset by increases in savings account balances of approximately $964,000.

Balances and percentages within the major deposit categories are as follows:

                                                                                           March 31, 2010

(In thousands)	Core Retail Deposits	National Market Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$35,018	$-	$-	$35,018
Interest-bearing demand deposits	90,248	-	-	90,248
Savings deposits	39,271	-	-	39,271
Certificates of deposit $100,000 and over	76,759	21,173	-	97,932
Other time deposits	87,127	12,712	7,097	106,936
	$328,423	$33,885	$7,097	$369,405

                                                                                              December 31, 2009

(In thousands)	Core Retail Deposits	National Market Deposits	Brokered Deposits		Total Deposits
Noninterest-bearing demand deposits	$35,570	$-	$		$35,570
Interest-bearing demand deposits	91,687	-			91,687
Savings deposits	38,308	-			38,308
Certificates of deposit $100,000 and over	82,853	21,456			104,309
Other time deposits	92,863	17,362		10,062	120,287
	$341,281	$38,818		$10,062	$390,161

Borrowings
Total borrowings increased approximately $4.5 million, or 66.26%, when comparing March 31, 2010 balances to December 31, 2009.  This reduction is the result primarily of an increase in repo sweep account balances.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of net interest margin that will cover overhead and other costs and provide a reasonable return to our stockholders.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates for deposits and borrowings for the first quarters of 2010 and 2009.

	Three Months ended March 31,
	2010	2009
INTEREST YIELDS EARNED:
Loans	5.46%	5.64%
Investment securities	4.16%	4.87%
Federal funds sold	.25%	.34%

INTEREST RATES PAID:
Deposits	1.94%	2.93%
Borrowings	3.20%	3.68%

Interest income  Total interest income for the first quarter of 2010 decreased approximately $1.3 million, or 22.46%, when compared to the first quarter of 2009.  The decrease in interest income is the result of the following:

1). Approximately $74.4 million, or 27.1% of the loan portfolio is a variable rate loan product which may reprice daily, monthly, quarterly or annually.  As the prime rate remains at a low level, as it has in the periods in question, the loan yields remain low.  2). Average loan balances decreased approximately $52.0 million, or 15.98% due to maturities, payouts, charge-offs and foreclosures when comparing the first quarter of 2010 and 2009.   3). Approximately $61.7 million, or 23.3% of the loan portfolio is in nonaccrual status at March 31, 2010.   Average nonaccrual loan balances for the first quarter of 2010 increased approximately $16.0 million, or 31.14%, when compared to the average balances for the same period in 2009.  Interest income is reduced as the number and balances of loans in nonaccrual status increase.  See a more detailed discussion in “Asset Quality”.

Interest expense  Total interest expense for the first quarter of 2010 decreased approximately $1.2 million or 38.26% when compared to the first quarter of 2009.  Average balances in interest bearing accounts increased approximately $39.7 million when comparing the first quarter of 2010 to the first quarter of 2009.  During the same period, the average interest rate paid on deposits decreased approximately 0.99%.  Rates paid on time deposits, savings and money market accounts and interest bearing demand deposits during the first quarter of 2010 decreased approximately 1.19%, 0.60% and 0.25%, respectively, when compared to the same period in 2009.    Average balances in other borrowings deceased approximately $6.4 million when comparing the first quarter of 2010 to the same period in 2009.  Rates paid on borrowings during the first quarter of 2010 decreased approximately .48% when compared to the same period in 2009.

Net interest income   Net interest income before provision for loan losses decreased approximately $46,000, or 1.88% for the first quarter of 2010 when compared to the first quarter of 2009 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 2.87% for the first quarter of 2010 compared to 2.38% for the first quarter of 2009.

Noninterest income  The following table sets forth the categories of noninterest income for the quarters ended March 31, 2010 and March 31, 2009.

	March 31, 2010	March 31, 2009	Increase/ (Decrease)

Mortgage origination income	$-	$42	$(42)
Service charges on deposits	250	253	(3)
Other service charges and commissions	59	59	-
Net gain on sale of investment securities available for sale	305	58	247
Gain on sale and impairment of other investments, net	-	20	(20)
Income from life insurance	85	97	(12)
Trust service fees	110	111	(1)
Other income	140	284	(144)
	$949	$924	$25

Noninterest income increased approximately $25,000, or 2.80% for the first quarter of 2010 over the same period in 2009.  The increase primarily resulted from an increase in  net gains realized on calls and sales within the investment securities portfolio totaling approximately $247,000 which was partially offset by decreases in other income,  mortgage origination income, net gain on sale and impairment of other investments, life insurance income and service charges of approximately $144,000, $42,000, $20,000 and $12,000 and $3,000, respectively.  The sale of Advantage Insurers at December 30, 2009 resulted in the loss of income of approximately $143,000 when comparing the first quarter of 2010 to the same period in 2009.  Mortgage origination income ceased in 2010 as the mortgage division was closed.

Noninterest expense   The following table sets forth the categories of noninterest expense for the quarters ended March 31, 2010 and March 31, 2009.

	March 31, 2010	March 31, 2009	Increase/ (Decrease)

Salaries and employee benefits	$1,215	$2,059	$(844)
Occupancy expenses	416	593	(177)
Other real estate expense	332	414	(82)
Computer services	156	172	(16)
Telephone	111	112	(1)
Leased equipment expense	123	128	(5)
Other expense	1,091	986	105
	$3,444	$4,464	$(1,020)

Noninterest expense decreased $1.0 million or 22.84% for the first quarter of 2010 over the same period in 2009. Decreases in salary and employee benefits, occupancy expenses, other real estate expenses, and various other expenses (computer services, telephone and leased equipment expense)  totaling approximately $844,000, $178,000, $81,000 and $22,000, respectively, were partially offset by increases in other expenses of approximately $105,000. The decrease in salary and employee benefits and occupancy expenses reflect staff reductions and the elimination of occupancy expenses resulting from the closing of two branch offices. Other real estate expense includes costs to maintain foreclosed properties.  The increase in other expense consists primarily of increases in outside services totaling approximately $327,000 offset by decreases in other expenses, marketing expenses, office supplies and other miscellaneous expenses totaling approximately $153,000, $48,000, and $20,000, respectively.  Outside services includes FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.  FDIC expense increased approximately $393,000 for the first quarter ended March 31, 2010 when compared to the first quarter ended March 31, 2009.  Additionally, legal fees increased approximately $20,000 during the first quarter of 2010 when compared to the same period in 2009.  Tighter expense control measures have resulted in decreases in other miscellaneous expenses when comparing the first quarter of 2010 to the first quarter 2009.

Income taxes   Generally accepted accounting principles require that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard.  A valuation allowance of 100% was established based on the “more likely than not” threshold for the Company’s net deferred income tax assets as of December 31, 2009.  No income tax benefit was recorded for the three months ended March 31, 2010 as realization of any benefit continues to be largely dependent upon future taxable income.  The effective tax rate for the three months ended March 31, 2010 and 2009  is not meaningful due to the valuation allowance recorded on the Company’s deferred tax assets and the losses incurred in both periods.

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

The allowance for loan losses methodology is based on a loan classification system.  For purposes of determining the required allowance for loan losses and resulting periodic provisions, the Company identifies problem loans in its portfolio and segregates the remainder of the loan portfolio into broad segments, such as commercial, commercial real estate, residential mortgage and consumer.  The Company provides for a general allowance for losses inherent in the portfolio for each of the above categories.  The general allowance is calculated based on estimates of inherent losses which are likely to exist as of the evaluation date.  Loss percentages used for non-problem loans in the portfolio are based on historical loss factors and other qualitative factors.  Specific allowance allocations for losses on problem loans are based on a review and evaluation of these loans, taking into consideration financial condition and strengths of the borrower, related collateral, cash flows available for debt repayment, and known and expected economic conditions.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity.  Cash flows adequate to support a repayment schedule are an element considered for all loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at March 31, 2010 was approximately $11.4 million as compared to $12.6 million at December 31, 2009.

At March 31, 2010 and December 31, 2009, the ratio of the allowance for loan losses to total loans was 2.98% and 4.37%, respectively.   For the first quarters of 2010 and 2009, provision for loan losses expense totaled approximately $2.4 million and $1.8 million, respectively.

We allocate the allowance for loan losses to specific categories of loans in our portfolio. See the tables below for the allocation of loan losses and for a history of charge-offs by loan category, which may or may not be indicative of future charge-offs by category.

Allocation of the Allowance for Loan Losses

	March 31, 2010		December 31, 2009
(In Thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category
Commercial, financial and agricultural	$418	4.41%	$460	4.78%
Real estate - construction	3,774	36.33%	1,236	15.17%
Real estate	2,698	55.26%	10,122	75.59%
Consumer	217	4.00%	285	4.46%
Unallocated	775	-	3	-
Total	$7,882	100.00%	$12,106	100.00%

Net charge-offs for the first quarter of 2010 totaled approximately $6.6 million compared to net charge-offs of $2.7 million for the first quarter of 2009 as detailed below:

(dollars in thousands)	No.	March 31, 2010	No.	March 31, 2009
Charge-offs:
Commercial	3	$106	4	$359
Real Estate	21	6,318	5	2,308
Consumer	20	252	16	99
Total Charge-offs	44	6,676	25	2,766

Recoveries:
Commercial		19		3
Real Estate		1		21
Consumer		32		18
Total Recoveries		52		42

Net Charge-offs		$6,624		$2,724

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes nonperforming assets:

(dollars in thousands)	March 31, 2010	December 31, 2009
Accruing loans 90 days past due	$-	$-
Nonaccrual loans	61,677	71,813
Other real estate	36,932	37,833
Restructured loans	1,275	728
Total nonperforming assets	$99,884	$110,374

Nonperforming assets decreased approximately $10.5 million or 9.50% from December 31, 2009 to March 31, 2010.   See the discussion that follows within this section for a description of the assets that comprised this decrease.

Impaired loans consist of loans on nonaccrual status.  The decrease is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2009	$71,813
Loans reclassified to nonaccrual status in 2010	367
Advances	132
Payments received on nonaccrual loans during 2010	(3,040)
Nonaccrual loans charged-off during 2010	(6,577)
Nonaccrual loans reclassified to other real estate	(988)
Nonaccrual loans reclassified to repossessions	-
Nonaccrual loans reclassified to accrual status in 2010	(30)
Balance at March 31, 2010	$61,677

Nonaccrual loans may be reclassified to accrual status upon interest and payments being brought current.

Additions to loans on nonaccrual status consisted of the following:

(dollars in thousands)	Number	March 31, 2010
Real Estate – construction & development loans		$-
Real Estate – residential loans	1	53
Real Estate – home equity	1	79
Real Estate – commercial property	1	207
Consumer loans	7	28
Total additions to nonaccrual loans	10	$367

The following summarizes nonaccrual loans at March 31, 2010 and December 31, 2009:

(dollars in thousands)	Number of Properties	March 31, 2010	Number of Properties	December 31, 2009
Real Estate – construction & development loans	45	$50,518	50	$59,863
Real Estate – residential loans	18	4,758	23	4,967
Real Estate – commercial	8	6,222	8	6,549
Commercial loans	1	151	3	217
Consumer loans	7	28	11	217
Total nonaccrual loans	79	$61,677	95	$71,813

Other real estate at March 31, 2010 decreased approximately $901,000, or 2.38% when compared to December 31, 2009. The following summarizes other real estate at March 31, 2010 and December 31, 2009:

(dollars in thousands)	Number of Properties	March 31, 2010	Number of Properties	December 31, 2009
Residential properties – spec houses	35	$11,207	33	$12,412
Commercial properties	12	4,311	13	5,117
Vacant lots	211	20,554	223	19,462
Mobile home and lot	1	52	1	51
Residential construction properties	4	808	2	791
Total other real estate	263	$36,932	272	$37,833

The decrease in other real estate is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2009	$37,833
Foreclosed property	1,044
Losses on sales	(127)
Sales of other real estate	(1,818)
Balance at March 31, 2010	$36,932

Our Other Real Estate Owned (“OREO”) procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge-off.  Once the property is in OREO, the property typically is listed with a realtor to begin sales efforts.   The appraised value for the other real estate properties was approximately $48.9 million at March 31, 2010.

The following summarizes restructured loans at March 31, 2010 and December 31, 2009:

(dollars in thousands)	March 31, 2010	December 31, 2009

Residential loans – 1-4 Family	$1,035	$478
Real Estate – unimproved land	96	96
Commercial loans	75	80
Consumer loans	69	74
Total	$1,275	$728

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

At March 31, 2010 and December 31, 2009, the Company had additional line of credit commitments, subject to available collateral, available as shown below:

	March 31, 2010	December 31, 2009
(dollars in thousands)	Total Available	Total Available
Federal discount window	$8,550	8,672

The Company has approximately $11.0 million outstanding in commercial sweep accounts at March 31, 2010.   In addition, the Company has a total available line of $38.0 million, subject to available collateral, from the Federal Home Loan Bank.  The Company had $38.0 million in advances on this line at March 31, 2010.

Also, liquidity as a percent of deposits and total liabilities, is calculated and monitored daily.   Based on these guidelines, the Bank’s liquidity ratios as a percent of deposits and total liabilities follow:

	March 31, 2010	December 31, 2009
Liquidity as a percent of deposits	21.26%	22.38%
Liquidity as a percent of total liabilities	18.62%	20.04%

FDIC and Federal Reserve Board regulations require minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum leverage ratio (Tier 1 capital to average assets) of at least 4%.  Under our current regulatory order, however, the Bank is required to maintain a total capital ratio of at least 10% and a leverage ratio of at least 8%.  Because it is subject to an order requiring it to maintain specified minimum capital ratios, the Bank cannot be classified as “well capitalized.”

The Company’s and the Bank’s capital ratios at March 31, 2010 and December 31, 2009 follow:

	March 31, 2010

	Habersham	Habersham
	Bank	Bancorp
Tier 1 Leverage	3.00%	3.08%
Tier 1 Risk-based Capital	4.23%	4.36%
Total Risk-based Capital	5.49%	5.62%

	December 31, 2009

	Habersham	Habersham
	Bank	Bancorp
Tier 1 Leverage	3.08%	3.39%
Tier 1 Risk-based Capital	4.41%	4.87%
Total Risk-based Capital	5.69%	6.15%

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

PART II

OTHER INFORMATION

Item 1.  Legal proceedings.
None

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors included in Part I. “Item 1.A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 all of which could materially affect its business, financial condition or future results.  The risks, described in the Annual Report on Form 10-K, are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

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

HABERSHAM BANCORP
(Registrant)

Date May 11, 2010	/s/ Annette Banks
Chief Financial Officer
(for the Registrant and as the Registrant’s principal financial and accounting officer)