Form 10-Q
period 2010-06-30
HABERSHAM BANCORP
filed 2010-08-16
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the transition period from _____ to ___________________

Commission file number 0-13153

HABERSHAM BANCORP
(Exact name of registrant as specified in its charter)

Georgia	58-1563165
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number)

282 Historic Highway 441 North, P. O. Box 1980, Cornelia, Georgia	30531
Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:   (706) 778-1000

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
Yes ☐   No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
 2,818,593 shares, common stock, $1.00 par value, as of August 16th, 2010.

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS	JUNE 30, 2010 (unaudited)	DECEMBER 31, 2009 (audited)
Cash and due from banks	$29,975	$42,515
Federal funds sold	525	-
Total cash and cash equivalents	30,500	42,515

Investment securities available for sale	59,631	74,457
Investment securities held to maturity (estimated fair value of $537 at June 30, 2010 and $903 at December 31, 2009)	520	881
Other investments	2,596	2,596
Loans	252,076	276,995
Less allowance for loan losses	(8,774)	(12,106)
Loans, net	243,302	264,889

Premises and equipment, net	12,008	12,606
Bank properties held for sale	5,291	5,062
Accrued interest receivable	1,323	1,587
Other real estate	40,587	37,833
Cash surrender value of life insurance	10,317	10,283
Income tax receivable	1,925	1,925
Other assets	1,258	1,385
TOTAL ASSETS	$409,258	$456,019

LIABILITIES
Noninterest-bearing deposits	$32,685	$35,570
Money market and NOW accounts	78,763	91,687
Savings	39,367	38,308
Time deposits, $100,000 and over	97,538	104,309
Other time deposits	95,788	120,287
Total deposits	344,141	390,161

Short-term borrowings	322	539
Federal funds purchased and securities sold under repurchase agreements	12,193	6,317
Federal Home Loan Bank advances	38,000	38,000
Accrued interest payable	1,593	2,192
Other liabilities	1,351	1,735
TOTAL LIABILITIES	397,600	438,944

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 10,000,000 authorized
Series A: No par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Series B: No par value; 4,000 shares authorized; 4,000 shares issued and outstanding	3,963	3,963
Common Stock, $1.00 par value, 50,000,000 and 10,000,000 shares authorized in 2010 and 2009, respectively; 2,818,593 shares issued and outstanding	2,819	2,819
Additional paid-in capital	13,490	13,490
Retained deficit	(8,858)	(3,822)
Accumulated other comprehensive income	244	625
TOTAL STOCKHOLDERS’ EQUITY	11,658	17,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$409,258	$456,019

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) For the Three- and Six-Month Periods Ended June 30, 2010 and 2009
(dollars in thousands, except share and per share amounts)

	Three Months ended		Six Months ended
	2010	2009	2010	2009
INTEREST INCOME
Loan, including fees	$3,411	$4,218	$7,078	$8,734
Taxable investment securities	640	953	1,306	1,967
Tax exempt investment securities	38	141	97	288
Federal funds sold	1	6	2	13
Other	16	5	33	9
TOTAL INTEREST INCOME	4,106	5,323	8,516	11,011
INTEREST EXPENSE
Time deposits, $100,000 and over	577	1,041	1,251	2,093
Other deposits	787	1,660	1,728	3,341
Short-term and other borrowings, primarily FHLB advances	250	460	622	946
TOTAL INTEREST EXPENSE	1,614	3,161	3,601	6,380
NET INTEREST INCOME	2,492	2,162	4,915	4,631
Provision for loan losses	2,291	1,300	4,691	3,080
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	201	862	224	1,551
NONINTEREST INCOME
Mortgage origination income	-	51	-	93
Service charges on deposits	262	246	512	499
Other service charges and commissions	65	63	124	121
Gain on sale of investment securities	366	256	671	314
Gain on sale and impairment of other investments, net	-	-	-	20
Other income	393	433	729	926
Total noninterest income	1,086	1,049	2,036	1,973
NONINTEREST EXPENSE
Salary and employee benefits	1,150	1,846	2,365	3,904
Occupancy	371	597	787	1,212
Other real estate expense	688	469	1,020	863
Computer services	164	147	320	319
Telephone	99	122	209	235
Leased equipment	117	118	240	246
Other	1,264	1,306	2,356	2,290
Total noninterest expense	3,853	4,605	7,297	9,069
LOSS BEFORE INCOME TAXES	(2,566)	(2,694)	(5,037)	(5,545)
Income tax benefit	-	1,094	-	2,290
NET LOSS	(2,566)	(1,600)	(5,037)	(3,255)
Preferred stock dividends	-	(46)	-	(91)
LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(2,566)	$(1,646)	$(5,037)	$(3,346)
Net loss per common share – Basic	$(.91)	$(.58)	$(1.78)	$(1.19)
Net loss per common share – Diluted	$(.91)	$(.58)	$(1.78)	$(1.19)
Weighted average number of common shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593
Weighted average number of common and common equivalent shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593
Common stock dividends per share	-	-	-	-

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) For the Three- and Six-Month Periods Ended June 30, 2010 and 2009
(dollars in thousands)

	Three Months ended		Six Months ended
	2010	2009	2010	2009

NET LOSS	$(2,566)	$(1,600)	$(5,037)	$(3,255)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on investment securities available for sale arising during the period	307	(782)	94	(210)
Unrealized holding gains on derivative financial instruments classified as cash flow hedges, arising during the period	-	39	-	69
Reclassification adjustment for realized gains on investment securities available for sale	(366)	(256)	(671)	(314)
Total other comprehensive loss, before tax	(59)	(999)	(577)	(455)
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (gains) losses on investment securities available for sale arising during the period	(104)	266	(32)	71
Unrealized holding (gains) losses on derivative financial instruments classified as cash flow hedges, arising during the period	-	(13)	-	(23)
Reclassification adjustment for realized gains on investment securities available for sale	124	87	228	107
Total income taxes related to other comprehensive loss	20	340	196	155
Total other comprehensive loss, net of tax	(39)	(659)	(381)	(300)
Total comprehensive loss	$(2,605)	$(2,259)	$(5,418)	$(3,555)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Six-Month Periods Ended June 30, 2010 and 2009
(dollars in thousands)

	2010	2009

CASH FLOWS USED BY OPERATING ACTIVITIES:	$(220)	$(1,928)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	5,062	6,500
Proceeds from sales and calls	63,452	18,677
Purchases	(53,808)	(22,414)
Investment securities held to maturity:
Proceeds from maturity	4	5
Proceeds from call	360	-
Other investments:
Proceeds from sale	-	758
Purchases	-	(2)
Net change in loans	9,759	(7,889)
Surrender of life insurance policies	3,129	-
Purchase of life insurance policies	(3,037)	-
Proceeds from sale of loans	-	5,910
Purchases of premises and equipment	(17)	(94)
Proceeds from sales of premises & equipment	1	8
Capitalized completion costs of other real estate	-	(680)
Proceeds from sale of other real estate	3,904	2,074
Net cash provided by investing activities	28,809	2,853

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(46,020)	26,529
Net change in short-term borrowings	(217)	5
Net change in federal funds purchased and securities sold under repurchase agreements	5,876	(1,159)
Proceeds from FHLB advances	17,000	7,000
Repayment of FHLB advances	(17,000)	(7,000)
Proceeds from issuance of preferred stock	-	1,000
Stock issuance costs	(243)	(15)
Cash dividends paid	-	(91)
Net cash provided by (used by) financing activities	(40,604)	26,269

Change in cash and cash equivalents	(12,015)	27,194

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	42,515	14,260
CASH AND CASH EQUIVALENTS: END OF PERIOD	$30,500	$41,454
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$7,137	$9,237
Change in components of other comprehensive income	(381)	(300)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

Capital Adequacy
As of June 30, 2010, the Bank did not meet the requirements of a “adequately capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action.  To be categorized as “adequately capitalized” the Bank must maintain minimum Total Risk-based, Tier 1 Risk-based and Tier 1 Leverage capital ratios of 8%, 4% and 4%, respectively.  At June 30, 2010, the Bank’s Total Risk-based, Tier 1 Risk-based and Tier 1 Leverage capital ratios were 4.83%, 3.56% and 2.52%, respectively. As a result of these ratios it is classified as “significantly undercapitalized”.  In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives.  Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level on non-performing assets are potential barriers to the success of these strategies.  Failure to adequately address the regulatory concerns may result in further severe actions by the banking regulators.  If current adverse market factors continue for a prolonged period of time, new further severe adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

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

Operating Losses
The Company incurred net losses of $26.1 million and $14.8 million for the years ended December 31, 2009 and 2008, respectively, and incurred a net loss of $5.0 million as a result of a $4.7 million provision for loan losses expense for the six months ended June 30, 2010.  Management has made efforts to reduce expenses, including a reduction in workforce, salary reductions, termination of the Senior Executive Retirement Plan, cessation of director fees, branch closures and other general cost-cutting measures and continues to examine areas where further reductions in cost are possible.

Interest reversals on non-performing loans and increases on non-performing and foreclosed assets could continue in 2010 and hinder the Company’s ability to improve net interest income.  While excess liquidity brings comfort to depositors and aids in deposit retention, the Bank earns approximately 25 basis point on the liquidity but pays more on the deposits generating the liquidity causing a negative spread.  Also, increases to the provision for loan losses and further write-down or loss on the sale of other real estate could continue in 2010, which will negatively impact the Company’s ability to generate net income during the year.

Liquidity
The Bank’s primary sources of liquidity are deposits, the scheduled repayment on loans and interest and maturities of investments.  The majority of the Bank’s securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earning and reported as a separate component of other comprehensive loss.  If necessary, the Bank has the ability to sell these investment securities to manage interest sensitivity gap or liquidity. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs. Under the order, the Bank is unable to accept, rollover, or renew any brokered deposits.  The existing brokered deposits will be paid out as they mature over the next quarter.  Based on current and expected liquidity needs and sources, management expects to be able to meet obligations at least through December 31, 2010.

4.	Net Loss Per Share

Basic loss per share is computed by dividing net loss less dividends paid on preferred stock by the weighted average of common shares outstanding.  Options on 74,000 and 172,750 shares were not included in the diluted loss per share computations for the three months ended June 30, 2010 and 2009, respectively, as they were antidilutive. Options on 74,000 and 172,750 shares were not included in the diluted loss per share computations for the six month periods ended June 30, 2010 and 2009, respectively, as they were antidilutive.

The reconciliation of the amounts used in the computation of loss per share for the three-month and six-month periods ended June 30, 2010 and 2009 is shown below.

	Three Months	Three Months	Six Months	Six Months
(dollars in thousands, except share and	ended	ended	ended	ended
and per share amounts)	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009

Net loss	$(2,566)	$(1,600)	$(5,037)	$(3,255)
Less dividends on preferred stock	-	(46)	-	(91)
Net loss available to common shareholders	$(2,566)	$(1,646)	$(5,037)	$(3,346)

Weighted average common shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593
Loss per share:
Basic	$(.91)	$(.58)	$(1.78)	$(1.19)
Diluted	$(.91)	$(.58)	$(1.78)	$(1.19)

5.	Investment Securities Available for Sale

Amortized cost, estimated fair values, and gross unrealized gains and losses of investment securities available for sale are as follows:

(dollars in thousands) June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-sponsored enterprises	$7,639	103	1	7,741
Mortgage-backed securities	48,352	459	38	48,773
State and political subdivisions	3,061	3	138	2,926
Equity securities	209	-	18	191
Total	$59,261	565	195	59,631

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-sponsored enterprises	$16,311	60	290	16,081
Mortgage-backed securities	48,208	1,319	17	49,510
State and political subdivisions	8,782	87	189	8,680
Equity securities	209	-	23	186
Total	$73,510	1,466	519	74,457

Proceeds from sales and calls of available for sale securities during the first six months of 2010 and 2009 were $63,452,000 and $18,677,000, respectively.   Gross gains of $977,000 were recognized on those sales for the first six months of 2010 and gross gains of $322,000 were recognized on those sales for the first six months of 2009.  Gross losses of $308,000 were recognized on those sales for the first six months of 2010 and gross loss of $8,000 were recognized on those sales for the first six months of 2009. Purchases of available for sale securities during the first six months of 2010 and 2009 were $53,808,000 and $22,414,000, respectively.

The following investments available for sale have unrealized losses at June 30, 2010 and December 31, 2009 for which an other than temporary impairment has not been recognized:

(dollars in thousands)		June 30, 2010			December 31, 2009
	No.	Estimated Fair Value	Unrealized Losses	No.	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
U.S. government-sponsored enterprises	1	$1,499	1	14	$11,531	289
Mortgage-backed securities	11	10,816	38	2	2,081	17
State and political subdivisions	2	686	24	8	2,773	147

Total (less than 12 months)	14	13,001	63	24	16,385	453
Unrealized loss for greater than 12 months:
U.S. government-sponsored enterprises	-	-	-	1	51	1
Mortgage-backed securities	-	-	-	-	-	-
State and political subdivisions	5	1,901	115	3	1,199	42
Equity securities	1	191	18	1	186	23
Total (more than 12 months)	6	2,092	133	5	1,436	66
Total	20	$15,093	196	29	$17,821	519

The fair value of the securities with an unrealized loss at June 30, 2010 and December 31, 2009 represented 98.72% and 97.26%, respectively, of their amortized costs, therefore, the impairment is not considered severe.  While the duration is dependent on the market, the existing unrealized loss could be shortened by the issuing agency calling the securities.  These unrealized losses are considered temporary because of the acceptable investment groups on each security and the repayment source of principal and interest are largely government backed.  The Company has the ability and intent to hold the securities for a time necessary to recover the amortized costs.

The amortized cost and estimated fair values of investment securities available for sale, exclusive of equity investments, at June 30, 2010 and December 31, 2009, by contractual maturity, are shown below.  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

(dollars in thousands)	June 30, 2010	June 30, 2010	December 31, 2009	December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	-	132	132
Due after one year through five years	-	-	1,696	1,711
Due after five years through ten years	2,101	2,100	6,218	6,375
Due after ten years	56,951	57,339	65,255	66,053
Total	$59,052	59,439	73,301	74,271

Investment securities available for sale with carrying values of approximately $40,113,000 and $40,021,000 were pledged as collateral at June 30, 2010 and December 31, 2009, respectively, for Federal Home Loan Bank advances, public deposits, and other deposits, as required by law.

6.	Investment Securities Held to Maturity

Amortized cost, estimated fair values, and gross unrealized gains and losses of investment securities held to maturity are as follows:

(dollars in thousands) June 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$1	-	-	1
State and political subdivisions	519	17	-	536
Total	$520	17	-	537

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$17	1	-	18
State and political subdivisions	864	21	-	885
Total	$881	22	-	903

Proceeds from calls of held to maturity securities during the first six months of 2010 totaled approximately $360,000. There were no calls of held to maturity securities during the first six months of 2009.  Gross gains of $2,000 were recognized on the calls in the first six months of 2010. There were no gross gains or losses on the calls in the first six months of 2009.

The amortized cost and estimated fair values of securities held to maturity at June 30, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment  penalties.  Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

(dollars in thousands)	June 30, 2010	June 30, 2010	December 31, 2009	December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	-	345	348
Due after one year through five years	474	485	408	414
Due after five years through ten years	46	52	124	137
Due after ten years	-	-	4	4
Total	$520	537	881	903

Investment securities held to maturity with carrying values of approximately $473,000 were pledged as collateral for public deposits and other deposits, as required by law  at June 30, 2010.   There were no investment securities held to maturity pledged as collateral for public deposits and other deposits, as required by law at December 31, 2009.

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

The following summarizes nonperforming assets:

(dollars in thousands)	June 30, 2010	December 31, 2009
Accruing loans 90 days past due	$2,550	$-
Nonaccrual loans	54,171	71,813
Other real estate	40,587	37,833
Restructured loans	1,676	728
Total nonperforming assets	$98,984	$110,374

8.	Bank Properties Held for Sale

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

The Series B Preferred Stock is nonvoting except as permitted, by law; will receive a 6% per annum non- cumulative dividend, payable quarterly; has a liquidation preference of $1,000 per share and may be redeemed by the Company at any time, subject to any required regulatory or third party approvals.  The Series B Preferred Stock is convertible into common stock at the holder’s option beginning three years after issuance at a conversion price of $4.00 per share, subject to standard anti-dilution provisions and the following limitations on conversion:  (i) the holder will not be entitled to convert the shares to the extent the conversion would result in the holder’s beneficial ownership of more than 4.99% of the shares of common stock that would be outstanding immediately following conversion unless the holder obtains such prior regulatory approval as may be required for its resulting beneficial ownership of the common stock or an opinion of counsel that such approval is not required; and (ii) the holder will not be entitled to convert to the extent it would result in the issuance of more shares than the Company would be allowed to issue upon conversion under Nasdaq Stock Market rules (20% or more of the outstanding shares, calculated as of the original issuance date of the Series B Preferred Stock) unless the Company obtains either prior shareholder approval of the issuance under applicable Nasdaq rules or an opinion of counsel that such approval is not required.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of June 30, 2010 and December 31, 2009.

	June 30, 2010
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$59,631	3,159	56,472	-

	December 31, 2009
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$74,457	8,465	65,992	-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of June 30, 2010 and December 31, 2009.

	June 30, 2010
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate	$40,587	-	9,076	31,511
Loans	26,118	-	26,118	-
Total	$66,705	-	35,194	31,511

	December 31, 2009
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate	$37,833	-	1,907	35,926
Loans	26,088	-	26,088	-
Total	$63,921	-	27,995	35,926

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be   either disclosed or recorded at fair value at June 30, 2010 and December 31, 2009 are presented below:

	June 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$30,500	30,500	42,515	42,515
Investment securities available for sale	59,631	59,631	74,457	74,457
Investment securities held to maturity	520	537	881	903
Other investments	2,596	2,596	2,596	2,596
Loans, net	243,302	243,721	264,889	264,891
Cash surrender value of life insurance	10,317	10,317	10,283	10,283
Liabilities:
Deposits	$344,141	345,032	390,161	392,792
Short-term borrowings	322	322	540	540
Federal funds purchased and securities sold under repurchase agreements	12,193	12,193	6,317	6,317
FHLB advances	38,000	38,404	38,000	38,869

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

In April 2010, the FASB issued Accounting Standards Update No. 2010-18, Effect of a Loan Modification When the Loan Is Part of a Pool That Is Accounted for as a Single Asset ("ASU No. 2010-18).  ASU No. 2010-18 provides guidance on the accounting for loan modifications when the loan is part of a pool of loans accounted for as a single asset such as acquired loans that have evidence of credit deterioration upon acquisition that are accounted for under the guidance in ASC 310-30.  ASU No. 2010-18 addresses diversity in practice on whether a loan that is part of a pool of loans accounted for as a single asset should be removed from that pool upon a modification that would constitute a troubled debt restructuring or remain in the pool after modification.  ASU No. 2010-18 clarifies that modifications of loans that are accounted for within a pool under ASC 310-30 do not result in the removal of those loans from the pool even if the modification of those loans would otherwise be considered a troubled debt restructuring.  An entity will continue to be required to consider whether the pool of assets in which the loan is included is impaired if the expected cash flows for the pool change.  The amendments in this update do not require any additional disclosures and are effective for modifications of loans accounted for within pools under ASC 310-30 occurring in the first interim or annual period ending on or after July 15, 2010.  ASU 2010-18 is not expected to have a material impact on the Company's results of operations, financial position or disclosures.

In July 2010, the FASB issued Accounting Standards Update No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses ("ASU 2010-20"). ASU 2010-20 amends existing disclosure guidance to require an entity to provide a greater level of disaggregated information about the credit quality of its financing receivables and its allowance for credit losses. ASU 2010-20 is effective for fiscal and interim periods ending after December 15, 2010. The Company will review the requirements under the standard to determine what impacts, if any, the adoption of the standard would have on our consolidated financial statements.

Item. 2  Management's Discussion and Analysis of Financial Condition and Results of Operations.

HABERSHAM BANCORP AND SUBSIDIARIES

Organization

Habersham Bancorp (the “Company”) owns all of the outstanding stock of Habersham Bank ("Habersham Bank") and an inactive subsidiary, The Advantage Group, Inc.  The Company’s continuing primary business is the operation of banks in rural and suburban communities in Habersham, White, Cherokee, Warren, Stephens, and Hall counties in Georgia.  The Company’s primary source of revenue is providing loans to businesses and individuals in its market area.

Executive Summary

Habersham Bancorp reported a second quarter loss of $2.6 million or $.91 per diluted share when compared to second quarter loss of $1.6 million or $.58 per diluted share in 2009.  The year-to-date loss for the six-month period ended June 30, 2010, was $5.0 million or $1.78 per diluted share when compared to the loss of $3.3 million or $1.19 per diluted share, for the same period in 2009.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Interest income for the second quarters of 2010 and 2009 was approximately $4.1 million and $5.3 million, respectively, representing a decrease of approximately 22.86% when comparing the second quarter of 2010 to the same period of 2009.  Interest income for the six-month periods of 2010 and 2009 was approximately $8.5 million and $11.0 million, respectively, representing a decrease of approximately 22.66% when comparing the 2010 period to the same period in 2009.  The decreases resulted from the effect of decreases in average loan balances and increases in the number and balances of loans in nonaccrual status.

Interest expense for the second quarters of 2010 and 2009 was approximately $1.6 million and $3.2 million, respectively, representing a decrease of approximately 48.9% when comparing the second quarter of 2010 to the same period of 2009.  Interest expense for the six-month periods of 2010 and 2009 was approximately $3.6 million and $6.4 million, respectively, representing a decrease of approximately 43.56% when comparing the 2010 period to the 2009 period.  These decreases resulted from declining balances in the deposit portfolios, in addition to declining rates paid on deposit and borrowing balances for the three-month period  and six-month periods ended June 30, 2010, when compared to the same periods in 2009.

Net interest income before provision for loan loss for the second quarter of 2010 and the six-month period ended June 30, 2010 increased approximately $330,000 or 15.26% and $284,000 or 6.13%, respectively, when compared to the same periods in 2009 as a result of the items discussed above.

Declines in the U.S. economy and our local real estate markets contributed to our increasing provision for loan losses.  As delinquencies and foreclosures continue to increase, Habersham Bank recorded provisions to its allowance for loan losses during the second quarter and first six months of 2010 of approximately $2.3 million and $4.7 million, respectively.   During the second quarter and first six months of 2009, Habersham Bank recorded provision to its allowance for loan losses of approximately $1.3 million and $3.1 million, respectively.

The net interest margin for the second quarter and first six months of 2010 was 3.10% and 2.98%, respectively, compared to 2.11% and 2.25% for the same periods in 2009.  Two factors which impact the net interest margin are average interest bearing assets, which decreased approximately $94.7 million and average interest-bearing liabilities, which decreased approximately $54.0 million, when comparing the first six months of 2010 to the first six months of 2009.  Also, average rates paid on deposit balances and borrowings decreased upon renewal during the second quarter and first six months of 2009 approximately 1.17% and .95%, respectively.

Total assets decreased approximately $47.0 million or 10.25% from $456.0 million at December 31, 2009 to $409.0 million at June 30, 2010.   Decreases in total net loan portfolio, investment securities portfolio, cash and cash equivalents (primarily federal funds sold) and other assets totaling approximately $21.6 million, $15.2 million, $12 million and $726,000, respectively, were offset by an increase in other real estate of approximately $2.8 million.

Total liabilities (deposits, borrowings and other liabilities) at June 30, 2010 decreased approximately $41.3 million or 9.42% from $438.9 million at December 31, 2009 to $397.6 million at June 30, 2010.   Decreases in time deposits, interest bearing deposits (money market and NOW accounts), noninterest bearing deposits and other liabilities totaling approximately $31.3 million, $12.9 million, $2.9 million and $983,000, respectively, were offset by increases in other borrowings and in savings accounts totaling approximately $5.6 million and $1.l million, respectively.

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

Material Changes in Financial Condition

Total Assets
The Company’s total assets decreased $47.0 million, or 10.25% to $409.0 million at June 30, 2010 from $456.0 at December 31, 2009.

Cash and cash equivalents
Cash and due from banks decreased approximately $12.5 million or 29.49%, resulting from customer activity within deposit accounts during the six month period ended June 30, 2010.  Federal fund sold balances increased by approximately $525,000 during this period.

Investment securities
Activity within the investment securities available for sale portfolio during the first six months of 2010 consisted of:

(dollars in thousands)	U.S. government-sponsored enterprises	Mortgage backed securities	Municipal bonds	Equity securities	Unrealized Gain / loss	Total

December 31, 2009	$16,311	48,208	8,782	209	947	74,457
Purchased	3,085	50,723	-	-	-	53,808
Calls & sales	(11,764)	(46,246)	(5,442)	-	-	(63,452)
Gain / loss	51	897	(279)	-	-	669
Payments / maturities	(26)	(5,036)	-	-	-	(5,062)
Accret / amort	(18)	(194)	-	-	-	(212)
Change in unrealized gain/loss	-	-	-	-	(577)	(577)
June 30, 2010	$7,639	48,352	3,061	209	370	59,631

The calls and sales within the investment securities portfolio generated net gains of approximately $669,000 during the first six months of 2010.  The unrealized gain on investment securities available for sale portfolio decreased approximately $577,000 during the first six months of 2010.

Loans
The total loan portfolio balances decreased approximately $24.9 million or 8.99%, when comparing balances at June 30, 2010 to December 31, 2009.

The following table presents a summary of the loan portfolio, by collateral type, as of June 30, 2010 and December 31, 2009.

Summary of Loans By Category

	June 30, 2010		December 31, 2009
		Percent of Loans		Percent of Loans
Secured by real estate:
1-4 family residential	$38,761	15%	$43,702	16%
Commercial real estate and multi-family	79,302	32%	71,832	26%
Construction	85,971	34%	107,718	39%
Home equity line of credit	26,316	10%	27,749	10%
Total real estate	230,350	91%	251,001	91%

Other loans:
Commercial	11,540	5%	13,763	5%
Loans to individuals	10,186	4%	12,231	4%
Total other loans	21,726	9%	25,994	9%

Total loans	$252,076	100%	$276,995	100%

The decrease in the loan portfolio balances resulted from payouts, charge-offs, and foreclosures of approximately $9.8 million, $8.0 million and $7.1 million, respectively.  Decreases within the various lending portfolios of real estate construction, 1-4 family residential properties, commercial lending and consumer totaling approximately $21.7 million, $6.3 million, $2.2 million and $2.1 million, respectively, were offset by  an increase in the commercial real estate portfolio of approximately $7.4 million.

Other real estate and premises & equipment
Other real estate balances increased approximately $2.7 million during the first six months of 2010.  This increase was the result of foreclosures totaling approximately $7.1 million offset by sales of ORE properties totaling approximately $3.9 million and losses on those sales of $479,000.  See a more detailed discussion in “Asset Quality”.

Deposits
Total deposits decreased approximately $46.0 million when comparing balances at June 30, 2010 to December 31, 2009 balances.  Decreases occurring in time deposits, interest bearing deposits (money market, NOW accounts), and in noninterest bearing deposit balances totaling approximately $31.3 million, $12.9 million, and $2.9 million, respectively, were offset by an  increase in savings account balances of approximately $1.1 million.

Balances and percentages within the major deposit categories are as follows:

	June 30, 2010

(In thousands)	Core Retail Deposits	National Market Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$32,685	-	-	32,685
Interest-bearing demand deposits	78,763	-	-	78,763
Savings deposits	39,367	-	-	39,367
Certificates of deposit $100,000 and over	66,822	30,716	-	97,538
Other time deposits	81,698	9,025	5,065	95,788
	$299,335	39,741	5,065	344,141

	December 31, 2009

(In thousands)	Core Retail Deposits	National Market Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$35,570	$-	$-	$35,570
Interest-bearing demand deposits	91,687	-	-	91,687
Savings deposits	38,308	-	-	38,308
Certificates of deposit $100,000 and over	82,853	21,456	-	104,309
Other time deposits	92,863	17,362	10,062	120,287
	$341,281	$38,818	$10,062	$390,161

Borrowings
Total borrowings increased approximately $5.7 million, or 12.62%, when comparing June 30, 2010 balances to December 31, 2009.  This increase resulted primarily from activity with the repo sweep account balances.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning asset growth while providing a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates paid for deposits and borrowings for the second quarters and the first six months of 2010 and 2009.

	Three Months ended June 30		Six Months ended June 30
	2010	2009	2010	2009
INTEREST YIELDS EARNED:
Loans	5.35%	5.31%	5.41%	5.47%
Investment securities	4.02%	4.70%	4.10%	4.78%
Federal funds sold	.21%	.25%	.24%	.29%

INTEREST RATES PAID:
Deposits	1.71%	2.83%	1.83%	2.88%
Borrowings	1.96%	3.60%	2.55%	3.64%

Interest
Total interest income for the second quarter of 2010 decreased approximately $1.2 million or 22.86% when compared to the second quarter of 2009.  Total interest income for the six-month period ending June 30, 2010 decreased approximately $2.5 million or 22.66% when compared to the six-month period ending June 30, 2009.

The decrease in interest income is the result of the following::
1). Approximately $194.4 million, or 74.45% of the loan portfolio is a variable rate loan product which may reprice daily, monthly, quarterly or annually.  As the prime rate remains at a low level, as it has in the periods in question, the loan yields remain low.  2). Average loan balances decreased approximately $57.3 million, or 17.77% due to maturities, payouts, charge-offs and foreclosures when comparing the first six months of 2010 and 2009.  3).  Approximately $54.2 million, or 21.56% of the loan portfolio is in nonaccrual status at June 30, 2010.   Average nonaccrual loan balances for the first six months of 2010 increased approximately $10.0 million, or 19.16%, when compared to the average balances for the same period in 2009.  Interest income is reduced as the number and balances of loans in nonaccrual status increase.  See a more detailed discussion in “Asset Quality”.

Total interest expense for the second quarter of 2010 decreased approximately $1.5 million or 48.94% when compared to the second quarter of 2009.  Average balances in interest bearing accounts decreased approximately $61.8 million when comparing the second quarter of 2010 to the second quarter of 2009.  During the same period, the average interest rate paid on deposits decreased approximately 1.12%.  Rates on time deposits, savings and money market accounts, and interest bearing demand deposits decreased approximately 1.21%,  .51% and .28%, respectively.  Average balances in other borrowings decreased approximately $133,000 when comparing second quarter of 2010 to the second quarter of 2009 with a decrease in the average rate paid on borrowings of approximately 1.64% as FHLB advances renewed with substantially lower rates.

Total interest expense for the first six months of 2010 decreased approximately $2.8 million or 43.56% when compared to the first six months of 2009.  Average balances in interest bearing accounts decreased approximately $50.8 million when comparing the first six months of 2010 to the first six months of 2009.  During the same period, the average interest rate paid on deposits decreased approximately 1.05%.  Rates on time deposits, savings and money market accounts, and interest bearing demand deposits decreased approximately 1.19%, .51% and .28%, respectively. Average balances in other borrowings decreased approximately $3.2 million when comparing the first six months of 2010 to the first six months of 2009 with a decrease in the average rate paid on borrowings of approximately 1.09% as FHLB advances renewed with substantially lower rates.

Net interest income before provision for loan losses increased approximately $330,000 or 15.26% for the second quarter of 2010 and increased approximately $284,000 or 6.13% for the first six months of 2010 when compared to the same periods in 2009 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 3.10% for the second quarter of 2010 compared to 2.11% for the second quarter of 2009, and was 2.98% for the first six months of 2010 compared to 2.25% for the first six months of 2009.

Noninterest income
The following table sets forth the categories of noninterest income for the second quarter and the first six months of 2010 and 2009:

	June 30,			June 30,
(dollars in thousands)	Three Months ended		Increase/	Six Months ended		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Mortgage origination income	$-	51	(51)	-	93	(93)
Service charges on deposits	262	246	16	512	499	13
Other service charges and commissions	65	63	2	124	121	3
Net gain on sale of investment securities available for sale	366	256	110	671	314	357
Gain on sale and impairment of other investments, net	-	-	-	-	20	(20)
Income from life insurance	43	82	(39)	128	178	(50)
Trust service fees	120	114	6	231	225	6
Other income	230	237	(7)	370	523	(153)
Total noninterest income	$1,086	1,049	37	2,036	1,973	63

Noninterest income increased approximately $37,000 or 3.53% for the second quarter of 2010 over the same period in 2009.  The increase primarily resulted from net gains realized on calls and sales within the investment securities portfolio offset by decreases in mortgage origination income and life insurance income.  Mortgage origination income ceased in 2010 as the mortgage division was closed.  Income from life insurance decreased as a result of an adjustment related to the surrender and 1035 exchange of life insurance policies. The sale of Advantage Insurers at December 30, 2009 resulted in the loss of income of approximately $111,000 when comparing the second quarter of 2010 to the same period in 2009.

Noninterest income increased approximately $63,000 or 3.19% for the first six months of 2010 over the same period in 2009.  The increase primarily resulted from net gains realized on calls and sales within the investment securities portfolio offset by decreases in mortgage origination income, life insurance income and in other income. The sale of Advantage Insurers at December 30, 2009 resulted in the loss of income of approximately $256,000 when comparing the first six months of 2010 to the same period in 2009.  Mortgage origination income ceased in 2010 as the mortgage division was closed.  Income from life insurance decreased as a result of an adjustment related to the surrender and 1035 exchange of life insurance policies.

Noninterest expense
The following table sets forth the categories of noninterest expense for the second quarter and the first six months of 2010 and 2009:

	June 30,			June 30,
(dollars in thousands)	Three Months ended		Increase/	Six Months ended		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Salaries and employee benefits	$1,150	1,846	(696)	2,365	3,904	(1,539)
Occupancy expenses	371	597	(226)	787	1,212	(425)
Other real estate expense	688	469	219	1,020	863	157
Computer services	164	147	17	320	319	1
Telephone	99	122	(23)	209	235	(26)
Leased equipment expense	117	118	(1)	240	246	(6)
Other expense	1,264	1,306	(42)	2,356	2,290	66
Total noninterest expense	$3,853	4,605	(752)	7,297	9,069	(1,772)

Noninterest expense decreased $752,000 or 16.33% for the second quarter of 2010 over the same period in 2009 primarily as a result of reduction of salary and employee benefits and occupancy expenses of approximately $696,000 and $226,000, respectively.  The decrease in salary and employee benefits and occupancy expense reflect staff reductions and the elimination of occupancy expense resulting from the closing of three branch offices.  Other real estate expense includes costs to maintain foreclosed properties.  The decrease of approximately $42,000 in other expense consists of decreases in marketing expenses, office supplies and other miscellaneous expenses of approximately $42,000, $20,000 and $18,000, respectively, offset by an increase in outside services of approximately $38,000.  Outside services includes FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.  An increase in FDIC insurance expense of  approximately $129,000 for the second quarter of 2010 when compared to the second quarter of 2009 was offset by decreases in director fees and other miscellaneous expenses of approximately $84,000 and $7,000, respectively.  Payment of director fees has been discontinued and tighter expense control measures have resulted in decreases in other miscellaneous expense when comparing the second quarter of 2010 to the second quarter of 2009.

Noninterest expense decreased $1.8 million or 19.54% for the first six months of 2010 over the same period in 2009 primarily as a result of reduction of salary and employee benefits and occupancy expenses of approximately $1.5 million and $425,000, respectively.  The decrease in salary and employee benefits and occupancy expense reflect staff reductions and the elimination of occupancy expense resulting from the closing of three branch offices.  Other real estate expense includes costs to maintain foreclosed properties. The increase of approximately $66,000 in other expense consists of an increase in outside services of approximately $365,000 offset by decreases in other miscellaneous expenses, marketing expenses and  office supplies of approximately $170,000, $89,000 and $40,000, respectively.   Outside services includes FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.  Increases in FDIC insurance and other miscellaneous expense of approximately $522,000 and $11,000, respectively, were offset by a decrease in director fees of approximately $168,000 for the first six months of 2010 when compared to the first six months of 2009.  In their regular board meetings on September 19, 2009, the Boards of Directors of the Company and the Bank voted unanimously to suspend director fee payments effective immediately.  No date or time frame was established for recommencement of payments.

Income taxes
Generally accepted accounting principles require that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard.  A valuation allowance of 100% was established based on the “more likely than not” threshold for the Company’s net deferred income tax assets as of December 31, 2009.  No income tax benefit was recorded for the three- and six-months ended June 30, 2010 as realization of any benefit continues to be largely dependent upon future taxable income.  The effective tax rate for the three- and six-months ended June 30, 2010 and 2009 is not meaningful due to the valuation allowance recorded on the Company’s deferred tax assets and the losses incurred in both periods.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity.  Cash flows adequate to support a repayment schedule are an element considered for all loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at June 30, 2010 was $11.1 million as compared to $12.6 million at December 31, 2009.

We allocate the allowance for loan losses to specific categories of loans in our portfolio. See the tables below for the allocation of loan losses and for a history of charge-offs by loan category, which may or may not be indicative of future charge-offs by category.

Allocation of the Allowance for Loan Losses

	June 30, 2010		December 31, 2009
(In Thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category

Commercial, financial and agricultural	$265	4.10%	$460	4.78%
Real estate – construction	4,452	34.49%	1,236	15.17%
Real estate	3,843	57.38%	10,122	75.59%
Consumer	214	4.03%	285	4.46%
Unallocated	-	-	3	-
Total	$8,774	100.00%	$12,106	100.00%

At June 30, 2010 and December 31, 2009, the ratio of the allowance for loan losses to total loans was 3.48% and 4.37%, respectively.   For the second quarters of 2010 and 2009, provision for loan losses expense totaled approximately $2.3 million and $1.3 million, respectively.  For the first six months of 2010 and 2009, provision for loan losses expense totaled approximately $4.7 million and $3.1 million, respectively.

Net charge-offs for the first six months of 2010 totaled approximately $8.0 million compared to net charge-offs of $7.7 million for the first six months of 2009 as detailed below:

(dollars in thousands)	No.	June 30, 2010	No.	June 30, 2009
Charge-offs:
Commercial	5	$281	5	$398
Real Estate	43	7,776	24	7,191
Consumer	33	288	30	232
Total Charge-offs	81	8,345	59	7,821

Recoveries:
Commercial		30		3
Real Estate		181		60
Consumer		111		27
Total Recoveries		322		90

Net Charge-offs		$8,023		$7,731

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes nonperforming assets:

(dollars in thousands)	June 30, 2010	December 31, 2009
Accruing loans 90 days past due	$2,550	$-
Nonaccrual loans	54,171	71,813
Other real estate	40,587	37,833
Restructured loans	1,676	728
Total nonperforming assets	$98,984	$110,374

Nonperforming assets decreased approximately $11.4 million or 10.32% from December 31, 2009 to June 30, 2010.  See the discussion that follows within this section for a description of the assets that comprised this decrease.

Loans classified as 90 days past due totaled approximately $2.6 million June 30, 2010.  The increase is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2009	$-
New loans classified to 90 days past due status	2,550
Payments received	-
Charged-off	-
Forbearance & modification agreements	-
Balance at June 30, 2010	$2,550

The following summarizes accruing loans 90 days past due at June 30, 2010 and December 31, 2009:

(dollars in thousands)	June 30, 2010	December 31, 2009

Real estate secured construction loans	$1,852	$-
Residential loans	160	-
Non-farm non-residential	466	-
Commercial loans	72	-
	$2,550	$-

Impaired loans consist of loans on nonaccrual status.

The following summarizes nonaccrual loans at June 30, 2010 and December 31, 2009:

(dollars in thousands)	Number of Properties	June 30, 2010	Number of Properties	December 31, 2009

Real Estate – construction & development loans	28	$43,355	50	$59,863
Real Estate – residential loans	19	6,793	23	4,967
Real Estate – commercial	6	3,981	8	6,549
Commercial loans	2	39	3	217
Consumer loans	2	3	11	217
Total nonaccrual loans	57	$54,171	95	$71,813

The decrease is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2009	$71,813
Loans reclassified to nonaccrual status in 2010	1,605
Advances	218
Payments received on nonaccrual loans during 2010	(4,022)
Nonaccrual loans charged-off during 2010	(8,153)
Nonaccrual loans reclassified to other real estate	(7,081)
Nonaccrual loans reclassified to repossessions	-
Nonaccrual loans reclassified to accrual status in 2010	(209)
Balance at June 30, 2010	$54,171

Nonaccrual loans may be reclassified to accrual status upon interest and payments being brought current.

Additions of loans on nonaccrual status consisted of the following:

(dollars in thousands)		June 30, 2010

Real Estate – construction & development loans	1	$213
Real Estate – residential loans	6	1,080
Real Estate – commercial	2	245
Commercial loans	2	39
Consumer loans	7	28
Total nonaccrual loans	18	$1,605

Other real estate at June 30, 2010 increased approximately $2.7 million or 7.28% when compared to December 31, 2009. The following summarizes other real estate at June 30, 2010 and December 31, 2009:

(dollars in thousands)	Number of Properties	June 30, 2010	Number of Properties	December 31, 2009
Residential properties – spec houses	26	$10,630	33	$12,412
Commercial properties	12	3,706	13	5,117
Vacant lots	396	24,513	223	19,462
Mobile home and lot	1	52	1	51
Residential construction properties	6	1,686	2	791
Total other real estate	441	$40,587	272	$37,833

The increase in other real estate is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2009	$37,833
Foreclosed property	7,137
Losses on sales	(479)
Sales of other real estate	(3,904)
Balance at June 30, 2010	$40,587

Our Other Real Estate Owned (“OREO”) procedures provide that a foreclosure appraisal be obtained which provides a fair market value and a disposition (quick sale) value.  The disposition value is the valuation used to place the property into OREO.  Any difference between the disposition value and the loan balance is recommended for charge-off.  Once the property is in OREO, the property is listed with a realtor to begin sales efforts.   The appraised value for the other real estate properties was approximately $53.0 million at June 30, 2010.

The following summarizes restructured loans at June 30, 2010 and December 31, 2009:

(dollars in thousands)	June 30 2010	December 31, 2009

Residential loans – 1-4 Family	$1,414	$478
Real Estate – unimproved land	96	96
Commercial loans	71	80
Consumer loans	95	74
Total	$1,676	$728

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

At June 30, 2010 and December 31, 2009, the Company had additional line of credit commitments, subject to available collateral, available as shown below:

	June 30, 2010	December 31, 2009
(dollars in thousands)	Total Available	Total Available
Federal discount window	$6,507	$8,672

The Company has approximately $12.2 million outstanding in commercial sweep accounts at June 30, 2010.   In addition, the Company has a total available line of $38.0 million, subject to available collateral, from the Federal Home Loan Bank.  The Company had $38.0 million in advances on this line at June 30, 2010.

Also, liquidity as a percent of deposits and total liabilities is monitored daily.   The Bank’s liquidity ratios as a percent of deposits and total liabilities follow:

	June 30, 2010	December 31, 2009
Liquidity as a percent of deposits	15.81%	22.38%
Liquidity as a percent of total liabilities	13.69%	20.04%

FDIC and Federal Reserve Board regulations require minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum leverage ratio (Tier 1 capital to average assets) of at least 4%.  Under our current regulatory order, however, the Bank is required to maintain a total capital ratio of at least 10% and a leverage ratio of at least 8%, representing the minimum ratios necessary to be considered “well capitalized” under regulatory guidelines. So long as it is subject to an order requiring it to maintain specified minimum capital ratios, however,  the Bank cannot be classified as “well capitalized”, even if it increases its capital ratios to the necessary levels.

The Company’s and the Bank’s capital ratios at June 30, 2010 and December 31, 2009 follow:

June 30, 2010

	Habersham	Habersham
	Bank	Bancorp
Tier 1 Leverage	2.52%	2.62%
Tier 1 Risk-based Capital	3.56%	3.69%
Total Risk-based Capital	4.83%	4.96%

December 31, 2009

	Habersham	Habersham
	Bank	Bancorp
Tier 1 Leverage	3.08%	3.39%
Tier 1 Risk-based Capital	4.41%	4.87%
Total Risk-based Capital	5.69%	6.15%

We are currently classified as "significantly undercapitalized" for regulatory capital purposes.  As a result, we are subject to enhanced regulatory supervision, both under the Order and under FDIC regulations.  For example, we must obtain regulatory approval to add or replace directors or executive officers; obtain prior regulatory approval for new business lines, acquisitions, branch purchases and other significant transactions; submit a capital restoration plan for regulatory review; and comply with regulatory limitations on the amount of severance or “golden parachute” payments we are permitted to make.  See Note 3 to our Condensed Consolidated Financial Statements appearing in Item 1 of this Report and the “Supervision and Regulation—Regulatory Order” and “Risk Factors—We are subject to heightened regulatory scrutiny and the Bank is currently under a Cease and Desist Order that imposes additional requirements and restrictions on our business” sections of our Annual Report on Form 10-K for additional information about the Order.

To address our capital issues, we are currently conducting an intrastate offering of Units to raise a minimum of $5.0 million and a maximum of $25.0 million in proceeds. Each Unit is offered for $1.30 and consists of one share of our common stock and one warrant to purchase an additional share of our common stock at the exercise price of $1.95 for a period of five years from the date of issuance of the warrant.  If the entire offering is placed, the expected net proceeds to the Company after fees and expenses are estimated to be $22,700,000. Only residents of the State of Georgia may participate in the offering.  The common stock and warrants being offered will not be registered under the Securities Act of 1933, as amended, and the common stock and warrants may not be offered or sold in the United States absent registration or an applicable exemption from the registration requirements. The offering is only being made pursuant to a prospectus. A registration statement relating to the shares of common stock and warrants issued in the offering (and the shares of common stock issuable upon exercise of the warrants) has been filed with the Georgia Securities Commissioner and has been declared effective. This statement is neither an offer to sell nor a solicitation of an offer to buy any of our shares of common stock or warrants. No offer, solicitation or sale will be made in any jurisdiction in which such offer, solicitation or sale is unlawful.

If we are unable to raise sufficient capital to enable us to attain the 10% and 8% ratios required under the Order and described above, we plan to pursue other strategic initiatives designed to improve our capital position, including but not limited to potential business combinations, continued sales of loans and other real estate owned, generation of operating income, and seeking additional equity investments.  If these strategies are not successful, however, and if we are unable to otherwise meet minimum regulatory capital standards, our financial performance could be adversely affected and we could become subject to further regulatory restrictions on our operations or ultimately receivership of the Bank.

Regulatory Reform Legislation

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Reform Act”) was signed into law.   The Dodd-Frank Reform Act represents a significant overhaul of many aspects of the regulation of the financial services industry, although many of its provisions (e.g., the interchange and trust preferred capital limitations) apply to companies that are significantly larger than the Company.   The Dodd-Frank Reform Act directs applicable regulatory authorities to promulgate regulations implementing its provisions, and its effect on the Company and on the financial services industry as a whole will be clarified as those regulations are issued.    Compliance with these new laws and regulations may result in additional costs and may otherwise adversely impact our results of operations, financial condition or liquidity.

Major elements of the Dodd-Frank Reform Act include:

• A permanent increase in deposit insurance coverage to $250,000 per account, permanent unlimited deposit insurance on noninterest-bearing transaction accounts, and an increase in the minimum Deposit Insurance Fund reserve requirement from 1.15% to 1.35% by September 30, 2020, with assessments to be based on assets as opposed to deposits.  Institutions such as ours with less than $10 billion in assets will be exempt from increased premiums required to support the increase in the reserve requirement, but could be subject to increased premiums for other reasons.  The Dodd-Frank Reform Act also grants to the FDIC greater authority to build up excess reserves when the DIF has otherwise met its targets.

• New disclosure and other requirements relating to executive compensation and corporate governance.

• Amendments to the Truth in Lending Act aimed at improving consumer protections with respect to mortgage originations, including originator compensation, minimum repayment standards, and prepayment considerations.

• The establishment of the Financial Stability Oversight Council, which will be responsible for identifying and monitoring systemic risks posed by financial firms, activities, and practices.

• The development of regulations to limit debit card interchange fees.

• The future elimination of trust preferred securities as a permitted element of Tier 1 capital.

• The creation of a special regime to allow for the orderly liquidation of systemically important financial companies, including the establishment of an orderly liquidation fund.

• The development of regulations to address derivatives markets, including clearing and exchange trading requirements and a framework for regulating derivatives-market participants.

• Enhanced supervision of credit rating agencies through the Office of Credit Ratings within the SEC.

• Increased regulation of asset-backed securities, including a requirement that issuers of asset-backed securities retain at least 5% of the risk of the asset-backed securities.

• The establishment of a Bureau of Consumer Financial Protection, within the Federal Reserve, to serve as a dedicated consumer-protection regulatory body.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of June 30, 2010, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2009.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10K.

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

Item 4.  [Removed and Reserved]

Item 5.  Other information.

None

Item 6.  Exhibits

(a) The registrant submits herewith as exhibits to this report on Form 10-Q the exhibits required by Item 601 of Regulation S-K, subject to Rule 12b-32 under the Securities Exchange Act of 1934.

3.1	Amended and Restated Articles of Incorporation of Habersham Bancorp, as amended.

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

HABERSHAM BANCORP
(Registrant)

Date August 16, 2010	/s/ Annette Banks
Chief Financial Officer
(for the Registrant and as the Registrant’s principal financial and accounting officer)