Form 10-Q
period 2010-09-30
HABERSHAM BANCORP
filed 2010-11-02
CIK 754597

SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE
SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010

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
Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (Sec.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☐   No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Exchange Act Rule 12b-2:
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
(do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date:
 2,818,593 shares, common stock, $1.00 par value, as of November 2, 2010.

Item. 1   Financial Statements

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(dollars in thousands)

ASSETS	SEPTEMBER 30, 2010 (unaudited)	DECEMBER 31, 2009 (audited)
Cash and due from banks	$28,405	$42,515
Federal funds sold	235	-
Total cash and cash equivalents	28,640	42,515

Investment securities available for sale	60,646	74,457
Investment securities held to maturity (estimated fair value of $534 at September 30, 2010 and $903 at December 31, 2009)	520	881
Other investments	2,596	2,596

Loans	239,277	276,995
Less allowance for loan losses	(5,817)	(12,106)
Loans, net	233,460	264,889

Premises and equipment, net	11,830	12,606
Bank properties held for sale	5,289	5,062
Accrued interest receivable	965	1,587
Other real estate	39,769	37,833
Cash surrender value of life insurance	10,395	10,283
Income tax receivable	-	1,925
Other assets	2,174	1,385
TOTAL ASSETS	$396,284	$456,019

LIABILITIES
Noninterest-bearing deposits	$39,144	$35,570
Money market and NOW accounts	72,860	91,687
Savings	38,724	38,308
Time deposits, $100,000 and over	98,317	104,309
Other time deposits	85,151	120,287
Total deposits	334,196	390,161

Short-term borrowings	119	539
Federal funds purchased and securities sold under repurchase agreements	11,671	6,317
Federal Home Loan Bank advances	38,000	38,000
Accrued interest payable	1,240	2,192
Other liabilities	1,340	1,735
TOTAL LIABILITIES	386,566	438,944

Commitments and contingencies
STOCKHOLDERS’ EQUITY
Preferred stock – 10,000,000 authorized
Series A: No par value; 10,000 shares authorized; no shares issued and outstanding	-	-
Series B: No par value; 4,000 shares authorized; 4,000 shares issued and outstanding	3,963	3,963
Common Stock, $1.00 par value, 50,000,000 and 10,000,000 shares authorized in 2010 and 2009, respectively; 2,818,593 shares issued and outstanding	2,819	2,819
Additional paid-in capital	13,490	13,490
Retained deficit	(10,297)	(3,822)
Accumulated other comprehensive income (loss)	(257)	625
TOTAL STOCKHOLDERS’ EQUITY	9,718	17,075
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$396,284	$456,019

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited) For the Three- and Nine-Month Periods Ended September 30, 2010 and 2009
(dollars in thousands, except share and per share amounts)

	Three Months ended		Nine Months ended
	2010	2009	2010	2009
INTEREST INCOME
Loan, including fees	$3,018	$4,075	$10,096	$12,809
Taxable investment securities	492	894	1,798	2,860
Tax exempt investment securities	38	142	135	430
Federal funds sold	1	9	3	23
Other	20	15	53	24
TOTAL INTEREST INCOME	3,569	5,135	12,085	16,146
INTEREST EXPENSE
Time deposits, $100,000 and over	520	1,021	1,771	3,113
Other deposits	645	1,549	2,373	4,890
Short-term and other borrowings, primarily FHLB advances	250	417	872	1,363
TOTAL INTEREST EXPENSE	1,415	2,987	5,016	9,366
NET INTEREST INCOME	2,154	2,148	7,069	6,780
Provision for loan losses	749	7,400	5,440	10,480
NET INTEREST INCOME (EXPENSE) AFTER PROVISION FOR LOAN LOSSES	1,405	(5,252)	1,629	(3,700)
NONINTEREST INCOME
Mortgage origination income	-	15	-	108
Service charges on deposits	215	294	726	794
Other service charges and commissions	63	62	187	183
Gain on sale of investment securities	511	55	1,182	369
Gain on sale and impairment of other investments, net	-	-	-	20
Other income	362	426	1,091	1,350
Total noninterest income	1,151	852	3,186	2,824
NONINTEREST EXPENSE
Salary and employee benefits	1,146	1,836	3,511	5,740
Occupancy	390	742	1,177	1,974
Other real estate expense	744	975	1,764	1,818
Computer services	153	190	473	508
Telephone	95	118	304	353
Leased equipment	117	122	358	367
Other	1,350	1,516	3,704	3,807
Total noninterest expense	3,995	5,499	11,291	14,567
LOSS BEFORE INCOME TAXES	(1,439)	(9,899)	(6,476)	(15,443)
Income tax benefit	-	3,930	-	6,219
NET LOSS	(1,439)	(5,969)	(6,476)	(9,224)
Preferred stock dividends	-	(60)	-	(151)
LOSS AVAILABLE TO COMMON STOCKHOLDERS	$(1,439)	$(6,029)	$(6,476)	$(9,375)
Net loss per common share – Basic	$(.51)	$(2.14)	$(2.30)	$(3.33)
Net loss per common share – Diluted	$(.51)	$(2.14)	$(2.30)	$(3.33)
Weighted average number of common shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593
Weighted average number of common and common equivalent shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(Unaudited) For the Three- and Nine-Month Periods Ended September 30, 2010 and 2009
(dollars in thousands)

	Three Months ended		Nine Months ended
	2010	2009	2010	2009

NET LOSS	$(1,439)	$(5,969)	$(6,476)	$(9,224)

OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding gains (losses) on investment securities available for sale arising during the period	(248)	1,716	(154)	1,506
Unrealized holding gains on derivative financial instruments classified as cash flow hedges, arising during the period	-	26	-	95
Reclassification adjustment for realized gains on investment securities available for sale	(511)	(55)	(1,182)	(369)
Total other comprehensive loss, before tax	(759)	1,687	(1,336)	1,232
INCOME TAXES RELATED TO OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized holding (gains) losses on investment securities available for sale arising during the period	84	(583)	52	(512)
Unrealized holding gains on derivative financial instruments classified as cash flow hedges, arising during the period	-	(9)	-	(32)
Reclassification adjustment for realized gains on investment securities available for sale	174	19	402	125
Total income taxes related to other comprehensive loss	258	(573)	454	(419)
Total other comprehensive income (loss), net of tax	(501)	1,114	(882)	813
Total comprehensive loss	$(1,940)	$(4,855)	$(7,358)	$(8,411)

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited) For the Nine-Month Periods Ended September 30, 2010 and 2009
(dollars in thousands)

	2010	2009

CASH FLOWS PROVIDED BY (USED) BY OPERATING ACTIVITIES:	$709	$(997)

CASH FLOWS FROM INVESTING ACTIVITIES:
Investment securities available for sale:
Proceeds from maturity	7,138	10,218
Proceeds from sales and calls	103,343	24,338
Purchases	(97,185)	(22,936)
Investment securities held to maturity:
Proceeds from maturity	4	7
Proceeds from sales and calls	360	-
Other investments:
Proceeds from sale	-	758
Purchases	-	(2)
Net change in loans	15,873	(5,412)
Surrender of life insurance policies	3,129	-
Purchase of life insurance policies	(3,037)	-
Proceeds from sale of loans	-	5,910
Purchases of premises and equipment	(17)	(116)
Proceeds from sales of premises & equipment	3	32
Capitalized completion costs of other real estate	(68)	(741)
Proceeds from sale of other real estate	7,300	4,725
Net cash provided by investing activities	36,843	16,781

CASH FLOWS FROM FINANCING ACTIVITIES:
Net change in deposits	(55,965)	10,329
Net change in short-term borrowings	(420)	(360)
Net change in federal funds purchased and securities sold under repurchase agreements	5,354	(8,250)
Proceeds from FHLB advances	17,000	15,000
Repayment of FHLB advances	(17,000)	(15,000)
Proceeds from issuance of preferred stock	-	1,000
Stock issuance costs	(396)	(15)
Cash dividends paid	-	(151)
Net cash provided by (used by) financing activities	(51,427)	2,553

Change in cash and cash equivalents	(13,875)	18,337

CASH AND CASH EQUIVALENTS: BEGINNING OF PERIOD	42,515	14,260
CASH AND CASH EQUIVALENTS: END OF PERIOD	$28,640	$32,597
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
Other real estate acquired through loan foreclosures	$10,115	$14,302
Change in components of other comprehensive income	$(882)	$813
Reclassification of premises and equipment, net to bank properties held for sale	$227	$3,366

See notes to unaudited condensed consolidated financial statements.

HABERSHAM BANCORP AND SUBSIDIARIES
Notes to Unaudited Condensed Consolidated Financial Statements

1.	Basis of Presentation

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

The Bank submits regular reports to the DBF and the Federal Deposit Insurance Corporation (the “FDIC”) as required per the Order.  All aspects of the Order have been adhered to or a plan is in place to reach compliance in a reasonable time frame.  The Bank has formed a Liquidity Committee as well as a Capital Sub-Committee that monitors the Bank’s progress with respect to various aspects of the Order.

Capital Adequacy
As of September 30, 2010, the Bank did not meet the requirements of an “adequately capitalized” institution under the capital adequacy guidelines and the regulatory framework for prompt corrective action.  To be categorized as “adequately capitalized” the Bank must maintain minimum Total Risk-based, Tier 1 Risk-based and Tier 1 Leverage capital ratios of 8%, 4% and 4%, respectively.  At September 30, 2010, the Bank’s Total Risk-based, Tier 1 Risk-based and Tier 1 Leverage capital ratios were 4.46%, 3.20% and 2.28%, respectively. As a result of these ratios it is classified as “significantly undercapitalized”.  In light of the requirement to improve the capital ratios of the Bank, management is pursuing a number of strategic alternatives.  Current market conditions for banking institutions, the overall uncertainty in financial markets and the Bank’s high level of non-performing assets are potential barriers to the success of these strategies.  Failure to adequately address the regulatory concerns may result in further severe actions by the banking regulators.  If current adverse market factors continue for a prolonged period of time, new further severe adverse market factors emerge, and/or the Bank is unable to successfully execute its plans or adequately address regulatory concerns in a sufficiently timely manner, it could have a material adverse effect on the Bank’s business, results of operations and financial position.

Management has prepared and submitted a Capital Restoration Plan that addresses the Bank’s commitment to increase its capital position to a level that would be equal to or exceed required capital standards.  The Plan includes the following: balance sheet shrinkage, sale of other real estate, the Capital Sub-Committee offering potential solutions, including several means of raising capital, potential closure and sale of existing branches and other asset reduction options.  The Plan also provides projections for capital levels through 2011.

Operating Losses
The Company incurred net losses of $26.1 million and $14.8 million for the years ended December 31, 2009 and 2008, respectively, and incurred a net loss of $6.5 million as a result of a $5.4 million provision for loan losses expense for the nine months ended September 30, 2010.  Management has made efforts to reduce expenses, including a reduction in workforce, salary reductions, termination of the Senior Executive Retirement Plan, cessation of director fees, branch closures and other general cost-cutting measures and continues to examine areas where further reductions in cost are possible.

Interest reversals on non-performing loans and increases on non-performing and foreclosed assets could continue in the future and hinder the Company’s ability to improve net interest income.  While increased liquidity brings comfort to depositors and aids in deposit retention, the Bank earns approximately 25 basis points on the liquidity but pays more on the deposits generating the liquidity causing a negative spread.  Also, increases to the provision for loan losses and further write-down or loss on the sale of other real estate could continue in the future, which will negatively impact the Company’s ability to generate net income during the year.

Liquidity
The Bank’s primary sources of liquidity are deposits, the scheduled repayment on loans and interest and maturities of investments.  The majority of the Bank’s securities have been classified as available for sale, which means they are carried at fair value with unrealized gains and losses excluded from earning and reported as a separate component of other comprehensive loss.  If necessary, the Bank has the ability to sell these investment securities to manage interest sensitivity gap or liquidity. Cash and due from banks and federal funds sold may also be utilized to meet liquidity needs.  Under the Order, the Bank is unable to accept, rollover, or renew any brokered deposits.  All existing brokered deposits have been paid out as they matured.  Based on current and expected liquidity needs and sources, management expects to be able to meet obligations at least through December 31, 2010.

4.	Net Loss Per Share

Basic loss per share is computed by dividing net loss less dividends paid on preferred stock by the weighted average common shares outstanding.  Options on 74,000 and 172,750 shares were not included in the diluted loss per share computations for the three- and nine months ended September 30, 2010 and 2009, respectively, as they were antidilutive.

The reconciliation of the amounts used in the computation of loss per share for the three-month and nine-month periods ended September 30, 2010 and 2009 is shown below.

	Three Months	Three Months	Nine Months	Nine Months
	ended	ended	ended	ended
(dollars in thousands, except share and per share amounts)	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009

Net loss	$(1,439)	$(5,969)	$(6,476)	$(9,224)
Less dividends on preferred stock	-	(60)	-	(151)
Net loss available to common shareholders	$(1,439)	$(6,029)	$(6,476)	$(9,375)

Weighted average common shares outstanding	2,818,593	2,818,593	2,818,593	2,818,593
Loss per share:
Basic	$(.51)	$(2.14)	$(2.30)	$(3.33)
Diluted	$(.51)	$(2.14)	$(2.30)	$(3.33)

5.	Investment Securities Available for Sale
Amortized cost, estimated fair values, and gross unrealized gains and losses of investment securities available for sale are as follows:

(dollars in thousands)
September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$57,766	196	504	57,458
State and political subdivisions	3,060	17	80	2,997
Equity securities	209	-	18	191
Total	$61,035	213	602	60,646

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
U.S. government-sponsored enterprises	$16,311	60	290	16,081
Mortgage-backed securities	48,208	1,319	17	49,510
State and political subdivisions	8,782	87	189	8,680
Equity securities	209	-	23	186
Total	$73,510	1,466	519	74,457

Proceeds from sales and calls of available for sale securities during the first nine months of 2010 and 2009 were approximately $103,343,000 and $24,338,000, respectively.   Gross gains of approximately $1,490,000 were recognized on those sales for the first nine months of 2010 and gross gains of approximately $377,000 were recognized on those sales for the first nine months of 2009.  Gross losses of approximately $309,000 were recognized on those sales for the first nine months of 2010 and gross losses of approximately $8,000 were recognized on those sales for the first nine months of 2009.

The following investments available for sale have unrealized losses at September 30, 2010 and December 31, 2009 for which an other than temporary impairment has not been recognized:

(dollars in thousands)		September 30, 2010			December 31, 2009

	No.	Estimated Fair Value	Unrealized Losses	No.	Estimated Fair Value	Unrealized Losses
Unrealized loss for less than 12 months:
U.S. government-sponsored enterprises	-	$-	-	14	$11,531	289
Mortgage-backed securities	49	35,769	504	2	2,081	17
State and political subdivisions	-	-	-	8	2,773	147

Total (less than 12 months)	49	35,769	504	24	16,385	453
Unrealized loss for greater than 12 months:
U.S. government-sponsored enterprises	-	-	-	1	51	1
Mortgage-backed securities	-	-	-	-	-	-
State and political subdivisions	3	1,190	80	3	1,199	42
Equity securities	1	191	18	1	186	23
Total (more than 12 months)	4	1,381	98	5	1,436	66
Total	53	$37,150	602	29	$17,821	519

The fair value of the securities with an unrealized loss at September 30, 2010 and December 31, 2009 represented 98.40% and 97.26%, respectively, of their amortized costs, therefore, the impairment is not considered severe.  While the duration is dependent on the market, the existing unrealized loss could be shortened by the issuing agency calling the securities.  These unrealized losses are considered temporary because of the acceptable investment groups on each security and the repayment source of principal and interest are largely government backed.  The Company has the ability and intent to hold the securities for a time necessary to recover the amortized costs.

The amortized cost and estimated fair values of investment securities available for sale, exclusive of equity investments, at September 30, 2010 and December 31, 2009, by contractual maturity, are shown below:  Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties. Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

(dollars in thousands)	September 30, 2010	September 30, 2010	December 31, 2009	December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$2	2	132	132
Due after one year through five years	-	-	1,696	1,711
Due after five years through ten years	914	918	6,218	6,375
Due after ten years	59,910	59,535	65,255	66,053
Total	$60,826	60,455	73,301	74,271

Investment securities available for sale with carrying values of approximately $42,223,000 and $40,021,000 were pledged as collateral at September 30, 2010 and December 31, 2009, respectively, for Federal Home Loan Bank advances, public deposits, and other deposits, as required by law.

6.	Investment Securities Held to Maturity

Amortized cost, estimated fair values, and gross unrealized gains and losses of investment securities held to maturity are as follows:

(dollars in thousands)
September 30, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$1	-	-	1
State and political subdivisions	519	14	-	533
Total	$520	14	-	534

December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Estimated Fair Value
Mortgage-backed securities	$17	1	-	18
State and political subdivisions	864	21	-	885
Total	$881	22	-	903

Proceeds from sales of held to maturity securities during the first nine months of 2010 totaled approximately $360,000. There were no calls of held to maturity securities during the first nine months of 2009.  Gross gains of approximately $2,000 were recognized on the sales in the first nine months of 2010. There were no gross gains or losses on the calls in the first nine months of 2009.

The amortized cost and estimated fair values of securities held to maturity at September 30, 2010 and December 31, 2009, by contractual maturity, are shown below. Expected maturities will differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment  penalties.    Callable securities and mortgage-backed securities are included in the year of their contractual maturity date.

(dollars in thousands)	September 30, 2010	September 30, 2010	December 31, 2009	December 31, 2009
	Amortized Cost	Estimated Fair Value	Amortized Cost	Estimated Fair Value
Due in one year or less	$-	-	345	348
Due after one year through five years	474	483	408	414
Due after five years through ten years	46	51	124	137
Due after ten years	-	-	4	4
Total	$520	534	881	903

Investment securities held to maturity with carrying values of approximately $473,000 were pledged as collateral for public deposits and other deposits, as required by law at September 30, 2010.   There were no investment securities held to maturity pledged as collateral for public deposits and other deposits, as required by law at December 31, 2009.

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

The following summarizes nonperforming assets:

(dollars in thousands)	September 30, 2010	December 31, 2009
Accruing loans 90 days past due	$32	$-
Nonaccrual loans	60,286	71,813
Other real estate	39,769	37,833
Restructured loans	1,043	728
Total nonperforming assets	$101,130	$110,374

8.	Bank Properties Held for Sale

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

During the FDIC’s most recent examination of the Bank, the FDIC indicated that the Bank was not in compliance with six provisions of the Order.  Management is working on a plan to reach compliance in a reasonable time frame. See Note 3 for further details.

10.	Preferred Stock

On June 25, 2009, the Company amended its Amended and Restated Articles of Incorporation to authorize 4,000 shares of Series B Convertible Redeemable Preferred Stock, no par value (the “Series B Preferred Stock").  The terms of the Series B Preferred Stock were established by the Company’s  Board of Directors.

The Series B Preferred Stock is nonvoting except as permitted- by law; will receive a 6% per annum non- cumulative dividend, payable quarterly; has a liquidation preference of $1,000 per share and may be redeemed by the Company at any time, subject to any required regulatory or third party approvals.  The Series B Preferred Stock is convertible into common stock at the holder’s option beginning three years after issuance at a conversion price of $4.00 per share, subject to standard anti-dilution provisions and the following limitations on conversion:  (i) the holder will not be entitled to convert the shares to the extent the conversion would result in the holder’s beneficial ownership of more than 4.99% of the shares of common stock that would be outstanding immediately following conversion unless the holder obtains such prior regulatory approval as may be required for its resulting beneficial ownership of the common stock or an opinion of counsel that such approval is not required; and (ii) the holder will not be entitled to convert to the extent it would result in the issuance of more shares than the Company would be allowed to issue upon conversion under Nasdaq Stock Market rules (20% or more of the outstanding shares, calculated as of the original issuance date of the Series B Preferred Stock) unless the Company obtains either prior shareholder approval of the issuance under applicable Nasdaq rules or an opinion of counsel that such approval is not required.

The Company’s Board of Directors approved the issuance of 4,000 shares of Series B Preferred Stock in the following  transactions.  On June 25, 2009, the Company issued 1,000 shares of Series B Preferred Stock to two investors for aggregate cash proceeds of $1 million. Additionally, on June 25, 2009, the Company issued 3,000 shares of Series B Preferred Stock to Fieldale Farms Corporation (“Fieldale”) in exchange for the 3,000 shares of Series A Non-Cumulative Perpetual Preferred Stock (“Series A Preferred Stock”) held by Fieldale and the cancellation of the parties’ respective rights and obligations under the Series A Preferred Stock Subscription Agreement, for no additional consideration.  As a result, there were no shares of Series A Preferred Stock outstanding and 4,000 shares of Series B Preferred Stock outstanding at September 30, 2010.

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

Cash Surrender Value of Life Insurance

For disclosure purposes, the carrying value of the cash surrender value of life insurance reasonably approximates its fair value.

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

Assets Recorded at Fair Value on a Recurring Basis

The tables below present the recorded amount of assets measured at fair value on a recurring basis as of September 30, 2010 and December 31, 2009.

	September 30, 2010

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$60,646	11,592	49,054	-

	December 31, 2009

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Investment securities available for sale	$74,457	8,465	65,992	-

Assets Recorded at Fair Value on a Nonrecurring Basis

The Company may be required, from time to time, to measure certain assets at fair value on a nonrecurring basis in accordance with U.S. generally accepted accounting principles.  These include assets that are measured at the lower of cost or market that were recognized at fair value below cost at the end of the period.  Assets measured at fair value on a nonrecurring basis are included in the table below as of September 30, 2010 and December 31, 2009.

	September 30, 2010

(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate	$39,769	-	9,198	30,571
Loans	30,063	-	30,063	-
Total	$69,832	-	39,261	30,571

	December 31, 2009
(dollars in thousands)	Total	Level 1	Level 2	Level 3
Other real estate	$37,833	-	1,907	35,926
Loans	26,088	-	26,088	-
Total	$63,921	-	27,995	35,926

The carrying amount and estimated fair values of the Company’s assets and liabilities which are required to be either disclosed or recorded at fair value at September 30, 2010 and December 31, 2009 are presented below:

	September 30, 2010		December 31, 2009
(dollars in thousands)	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Assets:
Cash and cash equivalents	$28,640	28,640	42,515	42,515
Investment securities available for sale	60,646	60,646	74,457	74,457
Investment securities held to maturity	520	534	881	903
Other investments	2,596	2,596	2,596	2,596
Loans, net	233,460	233,233	264,889	264,891
Cash surrender value of life insurance	10,395	10,395	10,283	10,283
Liabilities:
Deposits	$334,196	334,977	390,161	392,792
Short-term borrowings	119	119	539	539
Federal funds purchased and securities sold under repurchase agreements	11,671	11,671	6,317	6,317
FHLB advances	38,000	38,328	38,000	38,869

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

In January 2010, the FASB issued Accounting Standards Update No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU No. 2010-06”).  ASU No. 2010-06 amends FASB ASC Topic 820-10-50, Fair Value Measurements and Disclosures, to require additional information to be disclosed principally regarding Level 3 measurements and transfers to and from Level 1 and 2.  In addition, enhanced disclosure is required concerning inputs and valuation techniques used to determine Level 2 and Level 3 measurements.  This guidance is generally effective for interim and annual reporting periods beginning after December 15, 2009; however, requirements to disclose separately purchases, sales, issuances, and settlements in the Level 3 reconciliation are effective for fiscal years beginning after December 15, 2010 (and for interim periods within such years).  The update is not expected to have a material impact on the Company’s results of operations or financial position, and will have a minimal impact on its disclosures.

In February 2010, the FASB issued Accounting Standards Update No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”).  ASU No. 2010-09 amends FASB ASC Subtopic 855-10, Subsequent Events, to remove the requirement for an SEC filer to disclose the date through which subsequent events have been evaluated in both issued and revised financial statements.  This change alleviates potential conflicts between ASC Subtopic 855-10 and the SEC’s requirements.  The update is not expected to have a material impact on the Company’s results of operations or financial position, and will have a minimal impact on its disclosures.

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

Executive Summary

Habersham Bancorp reported a third quarter loss of $1.4 million, or $.51 per diluted share,  in 2010 when compared to third quarter loss of $6.0 million, or $2.14 per diluted share, in 2009.  The year-to-date loss for the nine-month period ended September 30, 2010, was $6.5 million, or $2.30 per diluted share, when compared to the loss of $9.4 million or $3.33 per diluted share, for the same period in 2009.

The Company’s primary source of income is interest income from loans and investment securities. Its profitability depends largely on net interest income, which is the difference between the interest received on interest-earning assets and the interest paid on deposits, borrowings, and other interest-bearing liabilities.

Interest income for the third quarters of 2010 and 2009 was approximately $3.6 million and $5.1 million, respectively, representing a decrease of approximately 30.50% when comparing the third quarter of 2010 to the same period of 2009.  Interest income for the nine-month periods ended September 30, 2010 and 2009 was approximately $12.1 million and $16.1 million, respectively, representing a decrease of approximately 25.15% when comparing the 2010 period to the same period in 2009.  The decreases resulted from the effect of decreases in average loan balances and increases in the number and balances of loans in nonaccrual status.

Interest expense for the third quarters of 2010 and 2009 was approximately $1.4 million and $3.0 million, respectively, representing a decrease of approximately 52.63% when comparing the third quarter of 2010 to the same period of 2009.  Interest expense for the nine-month periods ended September 30, 2010 and 2009 was approximately $5.0 million and $9.4 million, respectively, representing a decrease of approximately 46.44% when comparing the 2010 period to the 2009 period.  These decreases resulted from declining balances in the deposit portfolios, in addition to declining rates paid on deposit and borrowing balances for the three-month period and nine-month periods ended September 30, 2010, when compared to the same periods in 2009.

Net interest income before provision for loan loss for the third quarter of 2010 and the nine-month period ended September 30, 2010 increased approximately $6,000 or .28% and $289,000 or 4.26%, respectively, when compared to the same periods in 2009 as a result of the items discussed above.

The Bank recorded provisions to its allowance for loan losses during the third quarter and first nine months of 2010 of approximately $749,000 and $7.4 million, respectively.   During the third quarter and first nine months of 2009, Habersham Bank recorded provisions to its allowance for loan losses of approximately $5.4 million and $10.5 million, respectively.  The decrease in the total net loan portfolio resulted in a lower provision for the 2010 periods as compared to the 2009 periods.

The net interest margin for the third quarter and first nine months of 2010 was 2.83% and 2.93%, respectively, compared to 2.17% and 2.22% for the same periods in 2009.  Two factors which impact the net interest margin are average interest bearing assets, which decreased approximately $97.9 million and average interest-bearing liabilities, which decreased approximately $61.5 million, when comparing the first nine months of 2010 to the first nine months of 2009.  Also, average rates paid on deposit balances and borrowings decreased upon renewal during the third quarter and first nine months of 2010 approximately .77% and .89%, respectively.

Total assets decreased approximately $59.7 million or 13.09% from $456.0 million at December 31, 2009 to $396.3 million at September 30, 2010.   Decreases in total net loan portfolio, investment securities portfolio, cash and cash equivalents and other assets totaling approximately $31.4 million, $14.2 million, $13.9 million and $2.2 million, respectively, were offset by an increase in other real estate of approximately $1.9 million.

Total liabilities (deposits, borrowings and other liabilities) at September 30, 2010 decreased approximately $52.2 million, or 11.90%, from $438.9 million at December 31, 2009 to $386.7 million at September 30, 2010.   Decreases in time deposits, interest bearing deposits (money market and NOW accounts), and other liabilities totaling approximately $41.1 million, $18.4 million, and $1.3 million, respectively, were offset by increases in other borrowings and in noninterest bearing deposits totaling approximately $4.9 million and $3.6 million, respectively.

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

Material Changes in Financial Condition

Total Assets
The Company’s total assets decreased $59.7 million, or 13.09% to $396.3 million at September 30, 2010 from $456.0 at December 31, 2009 primarily as a result of decreases in total net loan portfolio, investment securities portfolio, cash and cash equivalents and other assets totaling approximately $31.4 million, $14.2 million, $13.9 million and $2.2 million, respectively, offset by an increase in other real estate of approximately $1.9 million.

Cash and cash equivalents
Cash and due from banks decreased approximately $14.1 million or 33.19%, resulting from customer activity within deposit accounts during the nine month period ended September 30, 2010.  Federal fund sold balances increased by approximately $235,000 during this period.

Investment securities
Activity within the investment securities available for sale portfolio during the first nine months of 2010 consisted of:

(dollars in thousands)	U.S. government-sponsored enterprises	Mortgage backed securities	Municipal bonds	Equity securities	Unrealized Gain / Loss	Total

December 31, 2009	$16,311	48,208	8,782	209	947	74,457
Purchased	3,085	94,100	-	-	-	97,185
Calls & sales	(19,519)	(78,379)	(5,442)	-	-	(103,340)
Gain / loss	197	1,264	(279)	-	-	1,182
Payments / maturities	(54)	(7,084)	-	-	-	(7,138)
Accret / amort	(20)	(343)	(1)	-	-	(364)
Change in unrealized gain/loss	-	-	-	-	(1,336)	(1,336)
September 30, 2010	$-	57,766	3,060	209	(389)	60,646

The calls and sales within the investment securities portfolio generated net gains of approximately $1,182,000 during the first nine months of 2010.  The unrealized gain on investment securities available for sale portfolio decreased approximately $1,336,000 during the first nine months of 2010.

Loans
The total loan portfolio balances decreased approximately $37.7 million, or 13.62%, when comparing balances at September 30, 2010 to December 31, 2009.

The following table presents a summary of the loan portfolio, by collateral type, as of September 30, 2010 and December 31, 2009.

Summary of Loans By Category

	September 30, 2010		December 31, 2009
		Percent of Loans		Percent of Loans
Secured by real estate:
1-4 family residential	$33,578	14%	$43,702	16%
Commercial real estate and multi-family	78,204	33%	71,832	26%
Construction	82,597	34%	107,718	39%
Home equity line of credit	26,011	11%	27,749	10%
Total real estate	220,390	92%	251,001	91%

Other loans:
Commercial	9,561	4%	13,763	5%
Loans to individuals	9,326	4%	12,231	4%
Total other loans	18,887	8%	25,994	9%

Total loans	$239,277	100%	$276,995	100%

The decrease in the loan portfolio balances resulted from payouts, net charge-offs, and foreclosures of approximately $15.9 million, $11.7 million and $10.1 million, respectively.  Decreases within the various lending portfolios consisting of the of real estate construction, 1-4 family residential properties, commercial lending and consumer totaling approximately $11.9 million, $4.2 million and $2.9 million, respectively, were  partially offset by an increase in the commercial real estate portfolio of approximately $6.4 million.

Other real estate and premises & equipment
Other real estate balances increased approximately $1.9 million during the first nine months of 2010.  This increase was the result of foreclosures totaling approximately $10.1 million offset partially by sales of ORE properties totaling approximately $7.3 million, losses on those sales of $605,000 and ORE write down expense of $341,000.  -  See a more detailed discussion in “Asset Quality”.

Deposits
Total deposits decreased approximately $56.0 million when comparing balances at September 30, 2010 to December 31, 2009 balances.  Decreases in time deposits, interest bearing deposits (money market and NOW accounts), and other liabilities totaling approximately $41.1 million, $18.4 million, and $1.3 million, respectively, were partially offset by increases in other borrowings and in noninterest bearing deposits totaling approximately $4.9 million and $3.6 million, respectively.

Balances and percentages within the major deposit categories are as follows:

	September 30, 2010

(In thousands)	Core Retail Deposits	National Market Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$39,144	-	-	39,144
Interest-bearing demand deposits	72,860	-	-	72,860
Savings deposits	38,724	-	-	38,724
Certificates of deposit $100,000 and over	57,816	40,501	-	98,317
Other time deposits	78,102	7,049	-	85,151
	$286,646	47,550	-	334,196

	December 31, 2009

(In thousands)	Core Retail Deposits	National Market Deposits	Brokered Deposits	Total Deposits
Noninterest-bearing demand deposits	$35,570	$-	$-	$35,570
Interest-bearing demand deposits	91,687	-	-	91,687
Savings deposits	38,308	-	-	38,308
Certificates of deposit $100,000 and over	82,853	21,456	-	104,309
Other time deposits	92,863	17,362	10,062	120,287
	$341,281	$38,818	$10,062	$390,161

Borrowings
Total borrowings increased approximately $4.9 million, or 10.99%, when comparing September 30, 2010 balances to December 31, 2009.  This increase resulted primarily from activity with the repo sweep account balances.

Material Changes in Results of Operations

Net interest income is the largest single source of income for the Company.  Management strives to attain a level of earning assets to provide a net yield on earning assets that will cover overhead and other costs and provide a reasonable return to our stockholders.  Net interest income is affected by interest income from loans, investment securities and federal funds sold offset by interest paid on deposits and borrowings.  The following table compares the weighted average tax equivalent yields for loans, investment securities and federal funds sold and the weighted average rates paid for deposits and borrowings for the third quarters and the first nine months of 2010 and 2009.

	Three Months ended September 30		Nine Months ended September 30
	2010	2009	2010	2009
INTEREST YIELDS EARNED:
Loans	4.90%	5.38%	5.24%	5.44%
Investment securities	3.62%	4.75%	3.95%	4.78%
Federal funds sold	.25%	.22%	.24%	.26%

INTEREST RATES PAID:
Deposits	1.54%	2.68%	1.74%	2.81%
Borrowings	1.97%	3.44%	2.35%	3.58%

Interest
Total interest income for the third quarter of 2010 decreased approximately $1.6 million, or 30.50%, when compared to the third quarter of 2009.  Total interest income for the nine-month period ending September 30, 2010 decreased  approximately $4.1 million, or 25.15%, when compared to the nine-month period ending September 30, 2009.

The decrease in interest income is the result of the following:

Approximately $181.5 million, or 73.04%, of the loan portfolio is a variable rate loan product which may reprice daily, monthly, quarterly or annually.  As the prime rate remains at a low level, as it has in the periods in question, the loan yields remain low.  Average loan balances decreased approximately $56.7 million, or 17.97%, due to maturities, payouts, charge-offs and foreclosures when comparing the first nine months of 2010 and 2009.  Approximately $60.3 million, or 25.20%, of  the loan portfolio is in nonaccrual status at September 30, 2010.   Average nonaccrual loan balances for the first nine months of 2010 increased approximately $8.9 million, or 17.45%, when compared to the average balances for the same period in 2009.  Interest income is reduced as the number and balances of loans in nonaccrual status increases.  See a more detailed discussion in “Asset Quality”.

Total interest expense for the third quarter of 2010 decreased approximately $1.6 million, or 52.63%, when compared to the third quarter of 2009.  Average balances in interest bearing accounts decreased approximately $78.8 million when comparing the third quarter of 2010 to the third quarter of 2009.  During the same period, the average interest rate paid on deposits decreased approximately 1.14%.  Rates on time deposits, savings and money market accounts, and interest bearing demand deposits decreased approximately 1.30%, .42% and .34%, respectively.  Average balances in other borrowings increased approximately $2.4 million when comparing third quarter of 2010 to the third quarter of 2009 with a decrease in the average rate paid on borrowings of approximately 1.47% as FHLB advances renewed with substantially lower rates.

Total interest expense for the first nine months of 2010 decreased approximately $4.3 million, or 46.44%, when compared to the first nine months of 2009.  Average balances in interest bearing accounts decreased approximately $60.1 million when comparing the first nine months of 2010 to the first nine months of 2009.  During the same period, the average interest rate paid on deposits decreased approximately 1.07%.  Rates on time deposits, savings and money market accounts, and interest bearing demand deposits decreased approximately 1.22%, .48% and .30%, respectively.  Average balances in other borrowings decreased approximately $1.4 million when comparing the first nine months of 2010 to the first nine months of 2009 with a decrease in the average rate paid on borrowings of approximately 1.23% as FHLB advances renewed with substantially lower rates.

Net interest income before provision for loan losses increased approximately $6,000, or .28%, for the third quarter of 2010 and increased  approximately $289,000 or 4.26% for the first nine months of 2010 when compared to the same periods in 2009 as a result of the items discussed above.

The net interest margin of the Company, net interest income divided by average earning assets, was 2.83% for the third quarter of 2010 compared to 2.17% for the third quarter of 2009, and was 2.93% for the first nine months of 2010 compared to 2.22% for the first nine months of 2009.

Noninterest income
The following table sets forth the categories of noninterest income for the third quarter and the first nine months of 2010 and 2009:

	September 30,			September 30,
(dollars in thousands)	Three Months ended		Increase/	Nine Months ended		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Mortgage origination income	$-	15	(15)	-	108	(108)
Service charges on deposits	215	294	(79)	726	794	(68)
Other service charges and commissions	63	62	1	187	183	4
Net gain on sale of investment securities available for sale	511	55	456	1,182	369	813
Gain on sale and impairment of other investments, net	-	-	-	-	20	(20)
Income from life insurance	77	81	(4)	205	259	(54)
Trust service fees	106	105	1	337	331	6
Other income	179	240	(61)	549	760	(211)
Total noninterest income	$1,151	852	299	3,186	2,824	362

Noninterest income increased approximately $299,000, or 35.09%, for the third quarter of 2010 over the same period in 2009.  The increase primarily resulted from net gains realized on calls and sales within the investment securities portfolio partially offset by decreases in mortgage origination income, service charges, life insurance income and other income.  Mortgage origination income ceased in 2010 as the mortgage division was closed.  The decrease in service charges on deposits is a result of the decrease in deposit accounts.   Income from life insurance decreased as a result of an adjustment related to the surrender and 1035 exchange of life insurance policies. In other income, the sale of Advantage Insurers at December 30, 2009 resulted in the loss of income of approximately $108,000 when comparing the third quarter of 2010 to the same period in 2009.

Noninterest income increased approximately $362,000, or 12.82%, for the first nine months of 2010 over the same period in 2009.  The increase primarily resulted from net gains realized on calls and sales within the investment securities portfolio partially offset by decreases in mortgage origination income, service charges, life insurance income and in other income.  Mortgage origination income ceased in 2010 as the mortgage division was closed. The decrease in service charges on deposits is a result of the decrease in deposits accounts.  Income from life insurance decreased as a result of an adjustment related to the surrender and 1035 exchange of life insurance policies. In other income, the sale of Advantage Insurers at December 30, 2009 resulted in the loss of income of approximately $362,000 when comparing the first nine months of 2010 to the same period in 2009.

Noninterest expense
The following table sets forth the categories of noninterest expense for the third quarter and the first nine months of 2010 and 2009:

	September 30,			September 30,
(dollars in thousands)	Three Months ended		Increase/	Nine Months ended		Increase/
	2010	2009	(Decrease)	2010	2009	(Decrease)
Salaries and employee benefits	$1,146	1,836	(690)	3,511	5,740	(2,229)
Occupancy expenses	390	742	(352)	1,177	1,974	(797)
Other real estate expense	744	975	(231)	1,764	1,818	(54)
Computer services	153	190	(37)	473	508	(35)
Telephone	95	118	(23)	304	353	(49)
Leased equipment expense	117	122	(5)	358	367	(9)
Other expense	1,350	1516	(166)	3,704	3,807	(103)
Total noninterest expense	$3,995	5,499	(1,504)	11,291	14,567	(3,276)

Noninterest expense decreased $1.5 million, or 27.35%, for the third quarter of 2010 over the same period in 2009 primarily as a result of reduction of salary and employee benefits and occupancy expenses of approximately $690,000 and $352,000, respectively.  The decrease in salary and employee benefits and occupancy expense reflect staff reductions and the elimination of occupancy expense resulting from the closing of three branch offices.  Other real estate expense includes costs to maintain foreclosed properties.  The decrease of approximately $166,000 in other expense consists of decreases in outside services, other expenses, marketing expenses and office supplies of approximately $59,000, $49,000, $30,000 and $28,000, respectively. Outside services includes FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.  Increases in FDIC insurance expense  and insurance expense of  approximately $63,000 and $42,000 for the third quarter of 2010 when compared to the third quarter of 2009 were offset by decreases in director fees and legal and professional expenses of approximately $84,000 and $80,000, respectively.  Payment of director fees has been discontinued and tighter expense control measures have resulted in decreases in other miscellaneous expense when comparing the third quarter of 2010 to the third quarter of 2009.

Noninterest expense decreased $3.3 million, or 22.49%, for the first nine months of 2010 over the same period in 2009 primarily as a result of reduction of salary and employee benefits and occupancy expenses of approximately $2.2 million and $797,000, respectively.  The decrease in salary and employee benefits and occupancy expense reflect staff reductions and the elimination of occupancy expense resulting from the closing of three branch offices.  Other real estate expense includes costs to maintain foreclosed properties.   The decrease of approximately $103,000 in other expense consists of an increase in outside services of approximately $305,000 offset by decreases in other miscellaneous expenses, marketing expenses and office supplies of approximately $220,000, $120,000 and $68,000, respectively.   Outside services includes FDIC insurance, legal and professional services, insurance, director fees and State of Georgia Department of Banking fees.  Increases in FDIC insurance and other insurance expense of approximately $585,000 and $33,000, respectively, were offset by decreases in director fees  and legal and professional expenses of approximately $252,000 and $61,000  for the first nine months of 2010 when compared to the first nine months of 2009.  In their regular board meeting on September 19, 2009, the Boards of Directors of the Company and the Bank voted unanimously to suspend director fee payments effective immediately.  No date or time frame was established for recommencement of payments.

Income taxes
Generally accepted accounting principles require that companies assess whether valuation allowances should be established against their deferred tax assets based on all available evidence, both positive and negative, using a “more likely than not” standard.  A valuation allowance of 100% was established based on the “more likely than not” threshold for the Company’s net deferred income tax assets as of December 31, 2009.  No income tax benefit was recorded for the three- and nine-months ended September 30, 2010 as realization of any benefit continues to be largely dependent upon future taxable income.  The effective tax rate for the three- and nine-months ended September 30, 2010 and 2009 is not meaningful due to the valuation allowance recorded on the Company’s deferred tax assets and the losses incurred in both periods.

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

The risk associated with lending varies with the creditworthiness of the borrower, the type of loan (consumer, commercial, or real estate) and its maturity.  Cash flows adequate to support a repayment schedule are an element considered for all loans.  Real estate loans are impacted by market conditions regarding the value of the underlying property used as collateral.  Commercial loans are also impacted by the management of the business as well as economic conditions. The Company also makes unsecured loans from time to time. The risk to the Company is greater for unsecured loans as the ultimate repayment of the loan is only dependent on the borrower’s ability to pay.  The balance of unsecured loans at September 30, 2010 was $9.2 million as compared to $12.6 million at December 31, 2009.

We allocate the allowance for loan losses to specific categories of loans in our portfolio. See the tables below for the allocation of loan losses and for a history of charge-offs by loan category, which may or may not be indicative of future charge-offs by category.

Allocation of the Allowance for Loan Losses

	September 30, 2010		December 31, 2009
(In thousands)	Amount	% of Loans in Category	Amount	% of Loans in Category
Commercial, financial and agricultural	$521	3.50%	$460	4.78%
Real estate – construction	1,999	34.20%	1,236	15.17%
Real estate	2,788	58.37%	10,122	75.59%
Consumer	509	3.93%	285	4.46%
Unallocated	-	-	3	-
Total	$5,817	100.00%	$12,106	100.00%

At September 30, 2010 and December 31, 2009, the ratio of the allowance for loan losses to total loans was 2.43% and 4.37%, respectively.   For the third quarters of 2010 and 2009, provision for loan losses expense totaled approximately $749,000 and $7.4 million, respectively.  For the first nine months of 2010 and 2009, provision for loan losses expense totaled approximately $5.4 million and $10.5 million, respectively.  The decrease in the total net loan portfolio resulted in a lower provision for the 2010 periods as compared to the 2009 periods.

Net charge-offs for the first nine months of 2010 totaled approximately $11.7 million compared to net charge-offs of $12.3 million for the first nine months of 2009 as detailed below:

(dollars in thousands)	No.	September 30, 2010	No.	September 30, 2009
Charge-offs:
Commercial	10	$442	16	$874
Real Estate	58	11,306	63	11,019
Consumer	43	357	66	493
Total Charge-offs	111	12,105	145	12,386

Recoveries:
Commercial		42		4
Real Estate		210		66
Consumer		123		46
Total Recoveries		375		116

Net Charge-offs		$11,730		$12,270

Nonperforming assets consist of nonaccrual loans, accruing loans 90 days past due, restructured loans and other real estate owned. The following summarizes nonperforming assets:

(dollars in thousands)	September 30, 2010	December 31, 2009
Accruing loans 90 days past due	$32	$-
Nonaccrual loans	60,286	71,813
Other real estate	39,769	37,833
Restructured loans	1,043	728
Total nonperforming assets	$101,130	$110,374

Nonperforming assets decreased approximately $9.2 million or 8.38% from December 31, 2009 to September 30, 2010.   See the discussion that follows within this section for a description of the assets that comprised this decrease.

Loans classified as 90 days past due and still accruing totaled approximately $32,000 at September 30, 2010.   The increase is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2009	$-
New loans classified to 90 days past due status	2,582
Payments received	(1,484)
To non-accrual	(1,066)
Forbearance & modification agreements	-
Balance at September 30, 2010	$32

The following summarizes accruing loans 90 days past due at September 30, 2010 and December 31, 2009:

(dollars in thousands)	September 30, 2010	December 31, 2009

Real estate secured construction loans	$-	$-
Residential loans	32	-
Non-farm non-residential	-	-
Commercial loans	-	-
	$32	$-

Impaired loans consist of loans on nonaccrual status.

The following summarizes nonaccrual loans at September 30, 2010 and December 31, 2009:

(dollars in thousands)	Number of Loans	September 30, 2010	Number of Loans	December 31, 2009
Real Estate – construction & development loans	39	$45,124	50	$59,863
Real Estate – residential loans	28	5,601	23	4,967
Real Estate – commercial	12	9,118	8	6,549
Commercial loans	5	312	3	217
Consumer loans	14	131	11	217
Total nonaccrual loans	98	$60,286	95	$71,813

The decrease is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2009	$71,813
Loans reclassified to nonaccrual status in 2010	15,018
Advances	553
Payments received on nonaccrual loans during 2010	(4,996)
Nonaccrual loans charged-off during 2010	(11,832)
Nonaccrual loans reclassified to other real estate	(10,059)
Nonaccrual loans reclassified to repossessions	-
Nonaccrual loans reclassified to accrual status in 2010	(211)
Balance at September 30, 2010	$60,286

Nonaccrual loans may be reclassified to accrual status upon interest and payments being brought current.

Additions of loans on nonaccrual status consisted of the following:

(dollars in thousands)	September 30, 2010

Real Estate – construction & development loans	$4,967
Real Estate – residential loans	2,666
Real Estate – commercial	6,737
Commercial loans	459
Consumer loans	189
Total nonaccrual loans	$15,018

Other real estate at September 30, 2010 increased approximately $1.9 million or 5.12% when compared to December 31, 2009. The following summarizes other real estate at September 30, 2010 and December 31, 2009:

(dollars in thousands)	Number of Properties	September 30, 2010	Number of Properties	December 31, 2009
Residential properties – spec houses	28	$9,808	33	$12,412
Commercial properties	10	3,707	13	5,117
Vacant lots	394	24,490	223	19,462
Mobile home and lot	2	78	1	51
Residential construction properties	6	1,686	2	791
Total other real estate	440	$39,769	272	$37,833

The increase in other real estate is the net result of the following changes:

(dollars in thousands)
Balance at December 31, 2009	$37,833
Foreclosed property	10,115
Additions to complete	68
Losses on sales	(605)
Write down	(341)
Sales of other real estate	(7,301)
Balance at September 30, 2010	$39,769

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

The following summarizes restructured loans at September 30, 2010 and December 31, 2009:

(dollars in thousands)	September 30, 2010	December 31, 2009

Residential loans – 1-4 Family	$857	$478
Real Estate – unimproved land	-	96
Commercial loans	57	80
Consumer loans	129	74
Total	$1,043	$728

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

At September 30, 2010 and December 31, 2009, the Company had additional line of credit commitments, subject to available collateral, available as shown below:

	September 30, 2010	December 31, 2009
(dollars in thousands)	Total Available	Total Available
Federal discount window	$5,273	$8,672

The Company has approximately $11.7 million outstanding in commercial sweep accounts at September 30, 2010.   In addition, the Company has a total available line of $38.0 million, subject to available collateral, from the Federal Home Loan Bank.  The Company had $38.0 million in advances on this line at September 30, 2010.

Also, liquidity as a percent of deposits and total liabilities is monitored daily.   The Bank’s liquidity ratios as a percent of deposits and total liabilities follow:

	September 30, 2010	December 31, 2009

Liquidity as a percent of deposits	14.42%	22.38%
Liquidity as a percent of total liabilities	12.46%	20.04%

FDIC and Federal Reserve Board regulations require minimum Tier 1 and total capital ratios of 4% and 8%, respectively, and a minimum leverage ratio (Tier 1 capital to average assets) of at least 4%.  “Well capitalized” status is represented by Tier 1, total and leverage ratios of at least 6%, 10% and 5%, respectively, although an institution that is subject to an order requiring it to maintain specified minimum capital ratios cannot be classified as “well capitalized” even if it increases its capital ratios to the necessary levels.  Under our current regulatory order, the Bank is required to maintain a total capital ratio of at least 10% and a Tier 1 capital  ratio of at least 8%.  The Company’s and the Bank’s capital ratios at September 30, 2010 and December 31, 2009 follow:

September 30, 2010

	Habersham	Habersham
	Bank	Bancorp
Tier 1 Leverage	2.28%	2.38%
Tier 1 Risk-based Capital	3.20%	3.33%
Total Risk-based Capital	4.46%	4.59%

December 31, 2009

	Habersham	Habersham
	Bank	Bancorp
Tier 1 Leverage	3.08%	3.39%
Tier 1 Risk-based Capital	4.41%	4.87%
Total Risk-based Capital	5.69%	6.15%

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

We are also pursuing other strategic initiatives designed to improve our capital position, including but not limited to consideration of potential business combinations, continued sales of loans and other real estate owned, generation of operating income, and seeking additional sources of capital.  If these strategies are not successful, however, and if we are unable to otherwise meet minimum regulatory capital standards, our financial performance could be adversely affected and we could become subject to further regulatory restrictions on our operations or ultimately receivership of the Bank.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk.

As of September 30, 2010, there were no substantial changes in the composition of the Company’s market-sensitive assets and liabilities or their related market values from that reported as of December 31, 2009.  The foregoing disclosures related to the market risk of the Company should be read in conjunction with the Company’s audited consolidated financial statements, related notes and management’s discussion and analysis of financial condition and results of operations for the year ended December 31, 2009 included in the Company’s 2009 Annual Report on Form 10K.

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

There have not been any changes in the Company’s internal control over financial reporting or, to the Company’s knowledge, in any other factors, during the fiscal quarter to which this report relates that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1.  Legal proceedings.

None

Item 1.A. Risk Factors.

In addition to the other information set forth in this report, you should carefully consider the factors included in Part I. “Item 1.A. Risk Factors” in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009 and the risks described below, all of which could materially affect its business, financial condition or future results.  These risks, are not the only risks facing the Company.  Additional risks and uncertainties not currently known to management or that management currently deems to be immaterial also may materially adversely affect the Company’s business, financial condition and/or operating results.

The Bank is “significantly undercapitalized,” and although we are taking a variety of actions to improve our regulatory capital ratios, those actions may not ultimately enable us to meet the capital requirements of our regulators or otherwise support our operations.

The Bank’s current capital category under Federal Reserve Board guidelines is “significantly undercapitalized,” with total and Tier 1 risk-based capital ratios of 4.46% and 3.20%, respectively, and a Tier 1 leverage ratio of 2.28%.  The Bank is required to attain at least a 10% total capital ratio and an 8% Tier 1 capital ratio under the terms of a regulatory order with the FDIC and the Georgia Department of Banking and Finance.  As is described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Liquidity and Capital Resources,” we are pursuing a variety of strategic alternatives that are designed to improve our capital position.  These strategies may be unsuccessful, however, and we may be unable to raise sufficient capital or take other actions that would ultimately result in an improved capital position for the Company or the Bank.  Failure to raise sufficient capital or otherwise improve our regulatory capital ratios may result in further regulatory restrictions on our operations and adversely affect our ability to implement our strategy, which could in turn decrease significantly or even eliminate (through receivership of the Bank or otherwise) the value of our equity securities.

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

HABERSHAM BANCORP
(Registrant)

Date November 2, 2010	/s/ Annette Banks
Chief Financial Officer
(for the Registrant and as the Registrant’s principal financial and accounting officer)